Form 10-Q
period 1996-03-31
UNITED WISCONSIN SERVICES INC /WI
filed 1996-05-15
CIK 878897

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q


                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


                         For the quarter ended March 31, 1996


                            Commission File Number 0-19506

                           UNITED WISCONSIN SERVICES, INC.
                (Exact name of registrant as specified in its charter)


Wisconsin                                                   39-1431799
(State of Incorporation)                                (I.R.S. Employer
                                                       Indentification No.)


401 West Michigan Street, Milwaukee, Wisconsin               53203-2896
   (Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code:    (414) 226-6900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


YES  X  NO
    ---    ---

Number of shares of Common Stock outstanding as of April 30, 1996 was 12,599,715.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                           UNITED WISCONSIN SERVICES, INC.
                             CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)




                                                                 March 31,          December 31,
                         ASSETS                                    1996                1995
                         ------                               --------------      --------------
                                                                         (In thousands)


Investments:
  Bonds available for sale, at market                        $       432,386     $       461,915
  Bonds held to maturity, at amortized cost                            9,870               9,850
                                                              --------------      --------------

      Total bonds                                                    442,256             471,765

  Stocks, at market                                                   77,531              71,582
                                                              --------------      --------------

      Total investments                                              519,787             543,347

Cash and cash equivalents                                             35,191              38,290

Receivables:
  Due from affiliates                                                    607              14,789
  Other receivables                                                   78,709              73,265
                                                              --------------      --------------

      Total receivables                                               79,316              88,054

Other assets                                                          52,896              51,598
                                                              --------------      --------------

      Total assets                                           $       687,190     $       721,289
                                                              --------------      --------------
                                                              --------------      --------------




             See Notes to Interim Consolidated Financial Statements

                           UNITED WISCONSIN SERVICES, INC.
                             CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)


                                                                 March 31,          December 31,
         LIABILITIES AND SHAREHOLDERS' EQUITY                      1996                1995
         ------------------------------------                 --------------      --------------
                                                                         (In thousands)


Liabilities:
  Medical and other benefits payable                         $       245,886     $       245,118
  Advance premiums                                                    46,193              41,456
  Due to affiliates                                                   49,629              71,508
  Funds held on behalf of affiliated reinsurers                       50,250              60.041
  Other liabilities                                                   45,314              45,857
  Subordinated notes                                                  44,888              44,898
                                                              --------------      --------------

      Total liabilities                                              482,160             508,878

Shareholders' equity:
  Common stock (no par value, $1 stated value,
    50,000,000 shares authorized, 12,599,715 shares
    issued and outstanding at March 31, 1996 and
    December 31, 1995)                                                12,600              12,600
  Paid-in capital                                                     86,902              86,902
  Retained earnings                                                  102,141             103,361
  Unrealized gians on investments                                      3,387               9,548
                                                              --------------      --------------

      Total shareholder's equity                                     205,030             212,411
                                                              --------------      --------------

      Total liabilities and shareholders' equity             $       687,190     $       721,289
                                                              --------------      --------------
                                                              --------------      --------------




             See Notes to Interim Consolidated Financial Statements

                           UNITED WISCONSIN SERVICES, INC.
                          CONSOLIDATED STATEMENTS OF INCOME
                                     (UNAUDITED)


                                                                      Three months ended
                                                                           March 31,
                                                               ----------------------------------
                                                                   1996                1995
                                                              --------------      --------------
                                                              (In thousands,except per share data)


Revenues:
  Premium revenue                                            $       261,649     $       230,234
  Other revenue                                                        7,266               6,401
  Investment income                                                    7,374               6,295
  Realized investment gains                                            5,115                 164
                                                              --------------      --------------

      Total revenues                                                 281,404             243,094

Expenses:
  Medical and other benefits                                         221,439             186,444
  Commission expenses                                                 17,440              15,047
  Administrative expenses                                             32,910              28,857
  Premium taxes and other assessments                                  3,486               2,803
  Interest and profit sharing on joint ventures                        4,420               2,311
  Interest expense on subordinated notes                                 870                 871
  Dividends on preferred stock of subsidiary                               -                 204
                                                              --------------      --------------

      Total expenses                                                 280,565             236,537
                                                              --------------      --------------

Income before income tax expense                                         839               6,557

Income tax expense                                                       547               2,392
                                                              --------------      --------------

Net income                                                    $          292      $        4,165
                                                              --------------      --------------
                                                              --------------      --------------

Earnings per common share                                     $         0.02      $         0.33
                                                              --------------      --------------
                                                              --------------      --------------




             See Notes to Interim Consolidated Financial Statements

                           UNITED WISCONSIN SERVICES, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)


                                                                      Three months ended
                                                                           March 31,
                                                               ----------------------------------
                                                                   1996                1995
                                                              --------------      --------------
                                                                         (In thousands)


Operating activities:
  Net income                                                           $ 292             $ 4,165
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Bond and other amortization                                         299                 666
     Realized investment gains                                        (5,115)               (164)
     Deferred income tax (benefit) expense                             1,948                 (35)
     Changes in other operating accounts:
        Medical and other benefits payable                               768               6,274
        Advance premiums                                               4,737                 314
        Due to/from affiliates                                        17,303              16,171
        Other receivables                                             (5,444)            (18,246)
        Funds held on behalf of affiliated reinsurers                 (5,905)              2,707
        Other - net                                                   (3,624)             (3,033)
                                                               ---------------     ---------------


          Net cash provided by operating activities                    5,259               8,819

Investing activities:
  Purchases of available for sale investments                       (167,525)           (121,865)
  Proceeds from sale of available for sale investments               157,996              79,655
  Proceeds from maturity of available for sale investments            25,450              10,624
  Purchases of held to maturity investments                             (114)               (941)
  Proceeds from maturity of held to maturity investments                 140               1,069
  Change in investment in unconsolidated affiliates                     (116)                505
  Purchases of other investments                                        (237)                (58)
                                                               ---------------     ---------------

          Net cash provided by (used in) investing activities         15,594             (31,011)

Financing activities:
  Capital contribution                                                     -                 716
  Cash dividends paid                                                 (1,512)             (1,626)
  Redemption of preferred stock of subsidiary                              -             (30,000)
  Redemption of redeemable preferred stock                                 -              (2,007)
  Common stock issuance                                                    -              16,628
  Repayment of subordinated notes                                        (10)                 (5)
  Net borrowings under line of credit agreement                        2,570                   -
  Payment on surplus note with affiliate                             (25,000)                  -
                                                               ---------------     ---------------

          Net cash used in financing activities                      (23,952)            (16,294)
                                                               ---------------     ---------------

Cash and cash equivalents:
  Decrease during period                                              (3,099)            (38,486)
  Balance at beginning of year                                        38,290              84,717
                                                               ---------------     ---------------

  Balance at end of period                                          $ 35,191            $ 46,231
                                                               ---------------     ---------------
                                                               ---------------     ---------------




             See Notes to Interim Consolidated Financial Statements

                           UNITED WISCONSIN SERVICES, INC.
                  NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)



1.  SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION - The accompanying consolidated financial statements for United Wisconsin Services, Inc. (the Company) have been prepared in accordance with generally accepted accounting principles. The financial information included herein has been prepared by management without audit by independent certified public accountants.

    The unaudited financial statements include all adjustments and accruals consisting only of normal recurring accrual adjustments which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods. The results of operations for any interim period are not necessarily indicative of results for the full year. The unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1995, included in the Company's Form 10-K, as filed with the Securities and Exchange Commission.

    EARNINGS PER COMMON SHARE - Earnings per common share are computed by dividing net income, after reduction for dividends and discounts on redeemable preferred stock, by the weighted average number of common shares outstanding. Weighted average common shares outstanding were 12,599,715 and 12,400,532 for the three months ended March 31, 1996 and 1995, respectively.

    RECLASSIFICATIONS - Certain reclassifications have been made to the consolidated financial statements for 1995 to conform with the 1996 presentation.

Item 2.

                         Management's Discussion and Analysis
                   of Financial Condition and Results of Operations

OVERVIEW

    United Wisconsin Services, Inc. (the Company) is a leading provider of managed health care services and employee benefit products. The Company's three primary product lines are (i) Health Maintenance Organization (HMO) products, including Compcare Health Services Insurance Corporation (Compcare), Valley Health Plan, Inc. (Valley), Unity Health Plans Insurance Corporation (Unity) and certain point-of-service (POS) and other related products managed by Compcare and Valley; (ii) small group preferred provider organization (PPO) products and other non-PPO products sold through American Medical Security Group, Inc. (AMS), the Company's joint venture partner in the marketing and administration of low-cost health insurance primarily to employer groups of 100 or fewer employees on behalf of the Company; and (iii) specialty managed care products and services, including dental, life, disability and workers' compensation products, managed care consulting, electronic claim submission, pharmaceutical management and managed mental health services. These three product groups represented the following percentages of the Company's premium and other revenue and the following amounts of income (loss) before income tax expense for the periods noted.


                                       Three Months
                                      Ended March 31,
                                      ---------------
                                      1996      1995
                                      ----      ----
                              (As a percentage of the total)
   Premium and Other Revenue
   -------------------------
     HMO products                     38.9%     42.0%
     Small group PPO products         48.8      45.7
     Specialty managed care
       products and services          13.1      13.1
     Intercompany eliminations        (0.8)     (0.8)
                                     -----     -----
       Total                         100.0%    100.0%
                                     -----     -----
                                     -----     -----


   Income (loss) before         (In millions of dollars)
    income tax expense
   --------------------
     HMO products                    $ 1.0     $ 2.2
     Small group PPO products         (6.1)      0.8
     Specialty managed care
       products and services           6.7       4.5
     Holding company expenses         (0.8)     (0.9)
                                     -----     -----
       Total                         $ 0.8     $ 6.6
                                     -----     -----
                                     -----     -----


    The Company's revenues are derived primarily from premiums, while medical benefits constitute the majority of expenses. Profitability is directly affected by many factors including premium rate adequacy, estimates of medical benefits, health care utilization, effective administration of benefit payments, operating efficiency, investment returns and federal and state laws and regulations.

RESULTS OF OPERATIONS

TOTAL REVENUES

     Total revenues for the three months ended March 31, 1996 increased 15.8% to $281.4 million from $243.1 million for the three months ended March 31, 1995, due primarily to an increase in premium revenue of $31.4 million and an increase in realized gains of $5.0 million.

     PREMIUM AND OTHER REVENUE -- HMO premiums for the three months ended March 31, 1996 increased 5.2% to $104.6 million from $99.4 million for the same period in the prior year. Average HMO medical premium per member increased by 3.5% from the first quarter of 1995 to the first quarter of 1996. The average number of HMO medical members for the three months ended March 31, 1996 increased 2.6% to 260,205 from 253,539 for the same period in the prior year.

     Small group PPO premiums for the three months ended March 31, 1996 increased 21.4% to $131.3 million from $108.2 million for the same period in the prior year, due primarily to growth in the average number of medical contracts outstanding, which increased 19.5% to 322,486 for the first quarter of 1996 from 269,868 for the first quarter of 1995. Average small group PPO insured medical premium per insured medical contract increased by 2.6% from the first quarter of 1995 to the first quarter of 1996. See "Expense Ratios - Medical Loss Ratio" for a further discussion of pricing action on small group PPO products.

     Premium and other revenue from specialty managed care products and services for the three months ended March 31, 1996 increased 13.7% to $35.1 million from $30.9 million for the same period in the prior year. This increase is due primarily to an increase in life premiums of $2.4 million and disability premiums of $0.5 million, driven by an increase in contracts, and a $1.0 million increase in other revenue from CNR Health, Inc.

     INVESTMENT INCOME AND REALIZED GAINS -- Investment income for the three months ended March 31, 1996 increased 17.1% to $7.4 million from $6.3 million for the three months ended March 31, 1995, due primarily to an increased level of invested assets due to growth in premiums and funds held on behalf of AMS and recent capital raising activities, including $16.6 million from a public offering of the Company's common stock in February 1995 and $65.0 million from Blue Cross & Blue Shield United of Wisconsin (BCBSUW) to United Wisconsin Insurance Company (UWIC) under a Surplus Note Agreement, which is guaranteed by the Company. See "Liquidity and Capital Resources".
Investment income on the proceeds of the Surplus Note is offset by the related interest expense on the Surplus Note, which is net against investment income on the Company's Statement of income for the first quarter of 1996.

     Average invested assets, excluding the proceeds of the Surplus Note, for the three months ended March 31, 1996 increased 16.3% to $536.1 million from $461.0 million for the three months ended March 31, 1995. The average annual investment yield, excluding net realized gains, was 6.2% for the three months ended March 31, 1996, compared with 5.5% for the same period in the prior year.

     Net realized investment gains for the first quarter of 1996 showed a gain of $5.1 million, compared with a gain of $0.2 million for the first quarter of 1995. Investment gains are realized in the normal investment process in response to market opportunities. In addition, during the first quarter of 1996 securities were sold as funds were transferred from UWIC to United Wisconsin Life Insurance Company (UWLIC) as AMS reserves ran off at UWIC and built up at UWLIC. In connection with the AMS joint venture, the Company holds funds on behalf of affiliated reinsurers. Investment income and realized gains attributable to those funds are included in their respective captions on the statements of income and are offset by amounts reported as interest and profit sharing on joint ventures on the Company's statements of income.

EXPENSE RATIOS

     MEDICAL LOSS RATIO -- The combined medical loss ratio for HMO and small group PPO products for the three months ended March 31, 1996 increased to 86.6% from 82.1% for the same period in the prior year, due to increases in both the HMO and small group PPO component loss ratios.

     The medical loss ratio for HMO products for the three months ended March 31, 1996 was 90.3%, compared with 88.9% for the same period in the prior year. The increase is attributed to the competitive market conditions in southeastern Wisconsin, where pricing pressures coupled with increased utilization have had an adverse impact on Compcare's loss ratio. The Company has taken and continues to take steps to improve the medical loss ratio for HMO products, including, among other actions, negotiation of more favorable provider contracts, selectively increasing premium rates, review of underwriting practices, review of managed care procedures, and selective product design changes.

     The medical loss ratio for small group PPO products for the three months ended March 31, 1996 increased to 83.7% from 75.8% for the same period in the prior year. Products sold by AMS, which are more sensitive to changes in health care costs than the Company's other products, have been adversely affected since the first quarter of 1995 by an unexpected increase in the rate of health care inflation. The rate of change for health care costs for the small group PPO products on a per contract basis experienced a significant increase in late 1994 and early 1995 and has continued at a high level since then. Insured medical incurred claims cost per contract (on a retrospectively adjusted basis per current actuarial estimates) increased 13.3% in the first quarter of 1996 compared with the first quarter of 1995, while insured medical premium per contract increased 2.6% during the same time period.

     The increase in medical costs in 1995 and 1996 has affected other companies operating in the small group PPO marketplace. The small group PPO products utilize a variety of provider reimbursement arrangements, many of which are based on, but do not necessarily control, physician prices. A number of steps have been and are continuing to be taken in an effort to improve the profitability of the small group PPO business, including (i) selective price increases, (ii) modification of the design of certain PPO products to adjust to the changed market conditions, inflation patterns and utilization trends, (iii) changes in the agent commission structure to enhance their incentive to sell the policies at the increased prices, (iv) a review of underwriting practices to improve risk identification, and (v) review and modification of provider contracting arrangements, including direct contracting with providers to better control health care costs.

    AMS has implemented rate increases on renewals of its small group PPO insured medical products with effective dates of August 1995 through May 1996 averaging approximately 20%. These rate increases take effect as groups renew, and a portion of the business renews each month. As such, it takes nearly a full year of renewals to fully reflect the impact of the rate increases in premium revenues. In addition, there is a lag in effective dates of these increased rates due to regulatory requirements of the various states. Therefore, premium revenue per contract is expected to increase during 1996 as these rate increases continue to cycle through existing small group PPO customers on their respective renewal dates and as new groups are sold at higher rates. The impact of these rate increases will be moderated to the extent the insured selects a different level of benefits, deductibles, or co-payments. Such selections, however, should also have a corresponding impact on the medical costs incurred by the Company.

     COMMISSION EXPENSE RATIO -- The combined commission expense ratio for HMO products and small group PPO products for the three months ended March 31, 1996 increased to 6.8% from 6.6% for the same period in the prior year. The increasing trend in this ratio was due primarily to the change in the Company's mix of business due to the strong sales growth of small group PPO products. The commission ratio for small group PPO products for the three months ended March 31, 1996 was 11.8%, compared with 12.3% for the same period in the prior year. The commission ratio for HMO products was 0.5% for the three months ended March 31, 1996 and 1995. Small group PPO products are sold exclusively through independent agents who are compensated through commissions, while the Company's HMO products are primarily sold directly by the Company's sales force. The costs of the Company's sales force are included in administrative expenses and are, therefore, not reflected in the commission expense ratio.

     ADMINISTRATIVE EXPENSE RATIO -- The combined administrative expense ratio for HMO products and small group PPO products for the three months ended March 31, 1996 remained the same at 9.2%, compared with the same quarter in the prior year. When the component ratios are viewed separately, the administrative expense ratio for small group PPO products has remained steady at 10.0% in the first quarter of 1996, compared with the same quarter in the prior year, while the ratio for HMO products decreased to 8.3% from 8.4% for the first quarter of 1995.

OTHER EXPENSES

     Premium taxes and other assessments for the three months ended March 31, 1996 increased to $3.5 million from $2.8 million for the same period in the prior year, due primarily to premium taxes on the increased volume of business sold by AMS outside Wisconsin.

     Interest and profit sharing on joint ventures for the three months ended March 31, 1996 increased to $4.4 million from $2.3 million for the same period in the prior year. Of these balances, $3.5 million and $1.7 million for the three months ended March 31, 1996 and 1995, respectively, were due to investment income and realized investment gains on funds held by the Company on behalf of American Medical Security Insurance Company (AMSIC), an insurance subsidiary of AMS.

     The Company also recorded interest expense related to the issuance of $45.0 million of Subordinated Notes in 1993 totaling $0.9 million for both the first quarter of 1996 and the first quarter of 1995.

NET INCOME

     Consolidated net income for the three months ended March 31, 1996 decreased 93.0% to $0.3 million from $4.2 million for the same period in the prior year. Earnings per share were $0.02 for the first quarter of 1996 compared with $0.33 for the first quarter of 1995.

     The lower earnings are primarily due to the increase in health care costs for small group PPO products and to a lesser extent for HMO products. Small group PPO products recorded a pre-tax loss for the three months ended March 31, 1996 of $6.1 million, compared with pre-tax income of $0.8 million for the same period in the prior year. Pre-tax income for HMO products for the three months ended March 31, 1996 decreased to $1.0 million, compared with $2.2 million for the same period in the prior year. See "Expense Ratios - Medical Loss Ratio." Pre-tax income for specialty managed care products and services for the three months ended March 31, 1996 increased to $6.7 million, compared with $4.5 million for the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's sources of cash flow consist primarily of premium revenue received and investment income. The primary uses of cash include medical and other benefits, commissions and administrative expense payments. Positive cash flows are invested pending future payments of medical and other benefits and other operating expenses. The Company's investment policies are designed to maximize yield, preserve principal and provide liquidity to meet anticipated payment obligations.

     Historically, the Company has generated positive cash flow from operations. Net cash provided by operating activities amounted to $5.3 million for the three months ended March 31, 1996, compared with $8.8 million for the three months ended March 31, 1995. The decrease in cash flow from operations in the first quarter of 1996 was due primarily to the reduced level of net income during the period. Due to periodic cash flow requirements of certain subsidiaries the Company made borrowings under its bank line of credit ranging up to $7.9 million during the first three months of 1996 to meet short-term cash needs, and $3.1 million was outstanding on this line of credit at March 31, 1996.

     In conjunction with the AMS joint venture, the Company holds funds to support policy reserves, holds AMSIC's undistributed net profits on this business, and credits investment income and realized investment gains or losses to AMSIC on the funds held balance at the Company's average portfolio rate. The Company held $143.7 million and $140.3 million of funds on behalf of AMSIC at December 31, 1995 and March 31, 1996, respectively, of which $83.4 million and $88.9 million, respectively, were utilized to offset reinsurance recoverable balances from AMSIC on the Company's balance sheet in accordance with Statement of Financial Accounting Standards (SFAS) No. 113. These funds are included in cash and investments, and $60.3 million and $51.4 million were accessible as of December 31, 1995 and March 31, 1996, respectively, upon request by AMSIC without prior approval of the Company.

     The Company's investment portfolio consists primarily of investment grade bonds and has a limited exposure to equity securities. At December 31, 1995, $471.8 million or 86.8% of the Company's total investment portfolio was invested in bonds. At March 31, 1996, $442.3 million or 85.1% of the Company's total investment portfolio was invested in bonds. At December 31, 1995 and March 31, 1996, the bond portfolio had an average quality rating of "Aa3" by Moody's Investor Service and the majority of the bond portfolio was classified as available for sale. In accordance with SFAS No. 115, bonds classified as available for sale are recorded on the Company's balance sheet at market value. The market value of the total bond portfolio was greater than amortized cost by $10.6 million at December 31, 1995 and was less than amortized cost by $2.8 million at March 31, 1996. Unrealized holding gains and losses on bonds classified as available for sale are included as a component of shareholders' equity, net of applicable deferred taxes and amounts attributable to funds held on behalf of an affiliated reinsurer. The Company has no investments in mortgage loans, non-publicly traded securities (except for common and preferred stock of AMS), real estate held for investment or financial derivatives (except for principal only strips of U.
S. Government securities).

    In December 1995, UWIC borrowed $65.0 million from BCBSUW under a Surplus Note Agreement, which is guaranteed by the Company. The Surplus Note provides UWIC with regulatory capital needed to replace capital paid to the Company in the form of a dividend in December 1995. The dividend and Surplus Note are part of a capital restructuring plan designed to transfer capital from UWIC to UWLIC to support UWLIC's retention of the small group medical business beginning in 1996.

     The Company's anticipated expansion of its business requires capital levels sufficient to support premium growth. The Company's compound annual growth rate in premium revenue for the five years ended December 31, 1995 was 28.7%, due principally to the growth of small group PPO products. While the future rate of growth is uncertain, growth in premium revenue is expected to continue.

     From time to time, the Company makes capital contributions to its subsidiaries to assist them in maintaining appropriate levels of capital and surplus for regulatory and rating purposes. Compcare, Valley, Unity, UWIC and UWLIC are required to maintain certain levels of statutory capital and surplus. In Wisconsin, where a large percentage of the Company's premium is written, these levels are based upon the amount and type of premiums written and are calculated separately for each subsidiary. As of March 31, 1996, statutory capital and surplus for each of these insurance subsidiaries exceeded required levels.

     In compliance with applicable state insurance regulations, UWIC and UWLIC have deposited securities with various states aggregating $4.9 million at March 31, 1996. In addition, HMOs are required to maintain a deposit with the State of Wisconsin for future assessments for HMO insolvencies. As of March 31, 1996, the combined deposit for Compcare, Valley and Unity was $3.8 million. States in which UWIC and UWLIC are licensed to do business independently establish deposit requirements. Increases in deposit levels, resulting in the segregation of certain investments, may adversely affect the Company's liquidity.

     The National Association of Insurance Commissioners (NAIC) has adopted risk-based capital guidelines for both life and health insurers and for property and casualty insurers. These guidelines currently apply only to certain of the Company's subsidiaries. Those subsidiaries exceed the Company action level for NAIC risk-based capital guidelines. The NAIC is also developing risk-based capital guidelines for health organizations, which would apply to the Company's HMO subsidiaries. In addition, the OCI and other state regulators have the authority to establish capital and surplus requirements for individual companies and may propose stricter capital and surplus requirements for Compcare, Valley, Unity, UWIC and UWLIC.

    In July 1995, the Company retained Merrill Lynch & Co. as its financial advisor to explore alternatives to maximize the value of the Company's interest in AMS, including the possible spin-off of the Company's interest in AMS into a separate publicly traded company. After exploring the available alternatives, the Company has decided that the exercise of its AMS buy-out option granted under the 1988 Joint Venture Agreement (the Buy-out Option) will best maximize shareholder value.

    In April 1996 the Company notified the shareholders of AMS of the Company's intent to exercise the Buy-out Option to purchase the approximately 88 percent of AMS stock that it does not already own. The purchase price will be based on a contractual formula that is part of the original Joint Venture Agreement. The transaction is expected to be completed no later than December 31, 1996. Accordingly, the Company has decided to postpone the spin-off for an indefinite period.

     The Company believes that internal funds and periodic borrowings on its bank line of credit will be sufficient to finance planned growth for the foreseeable future, other than financing that would be required in connection with the exercise of the Buy-out Option to acquire the remaining interest of AMS. In the event the Company seeks additional financing to facilitate long-term growth, the Company believes that such financing could be obtained through equity offerings, debt offerings, financings from BCBSUW or other bank borrowings, as market conditions may permit or dictate.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        In February 1994, Compcare and BCBSUW filed a lawsuit in U.S. District Court, Western District of Wisconsin against The Marshfield Clinic (the "Clinic") and Security Health Plan of Wisconsin, Inc., a Wisconsin HMO sponsored by the Clinic ("Security"), asserting that the defendants committed violations of antitrust law through monopolization of physician services and HMO services in northern and north central Wisconsin. BCBSUW and Compcare sought: (i) treble damages to compensate for excessive payments to the Clinic and lost revenues due to the defendants' anti-competitive actions, as well as
        (ii) certain injunctive relief intended to remedy and prevent the defendants from maintaining their anti-competitive behavior. On January 4, 1995 a jury found in favor of BCBSUW and Compcare and awarded damages to BCBSUW and Compcare in the amount of approximately $48.5 million (after trebling), of which approximately $17.0 million was allocable to Compcare. On March 22, 1995 the U.S. District Court, Western District of Wisconsin affirmed the jury's verdict but reduced the damage award to approximately $16.8 million (after trebling) of which approximately $15.2 million was allocable to Compcare. The Court also awarded injunctive relief enjoining the Clinic from various anti-competitive acts and requiring that the Clinic contract with Compcare for HMO services on a non-discriminatory basis. The Clinic and Security filed for appeal with the Seventh Circuit Court of Appeals which, on September 18, 1995, affirmed the District Court's finding of a violation of market division and remanded for a determination of the damages related thereto. All other counts were reversed. On November 7, 1995 the Court of Appeals granted the motion of BCBSUW and Compcare to stay the remand pending their petition to the U.S. Supreme Court to hear their appeal of the reversed portions of the case. The petition to the U.S. Supreme Court filed by BCBSUW and Compcare was denied in March 1996. The case has now been remanded to the District Court for retrial on the issue of damages for those violations affirmed by the Seventh Circuit and for the entry of injunctive relief and awarding of attorneys' fees. The trial date has been set for December 9, 1996.

        On April 20, April 27, and May 10, 1995, suits were filed in the United States District Court for the Eastern District of Wisconsin against the Company and certain of its officers, alleging violations of federal securities laws through the purported issuance of false and misleading statements regarding the Company, its financial condition and operations. The suits seek certification of a class of individuals who purchased the Company's common stock between February 7, 1995 and April 18, 1995. A consolidated and amended complaint combining the three cases was filed on August 14, 1995. The suit seeks damages yet to be determined. The Company and its officers have denied any wrongdoing, and will vigorously defend the actions. A motion to dismiss the complaint was filed on September 5, 1995. In October, 1995, before the court ruled on the motion to dismiss, the plaintiffs sought leave from the court to file a second amended complaint. In November, 1995, the court granted plaintiffs' request, and the Company and its officers filed a motion to dismiss this second amended complaint on December 4, 1995.

ITEM 2.   CHANGES IN SECURITIES

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               3 (ii)   Restated and Amended Bylaws of Registrant

               11      Statement regarding computation of per share earnings.

          (b) No reports of the Registrant on Form 8-K have been filed with the SEC during the three months ended March 31, 1996.

                               SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:         5/14/96
     ---------------------------


                                      UNITED WISCONSIN SERVICES, INC.



                                              /s/ C. Edward Mordy
                                    ----------------------------------------
                                   Vice President and Chief Financial Officer
                                       (Principal Financial Officer and
                                             Chief Accounting Officer)

                     UNITED WISCONSIN SERVICES, INC.
                           INDEX TO EXHIBITS

                                                         Sequential
Exhibit                                                     Page
Number                  Document Description               Number
- - --------               ----------------------            -----------

 3(ii)    Restated and Amended Bylaws of Registrant          20

 11 Statement regarding computation of per share earnings. (See Note 1 of Notes to Interim
          Consolidated Financial Statements).