Form 10-Q
period 1996-06-30
UNITED WISCONSIN SERVICES INC /WI
filed 1996-08-14
CIK 878897

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                                      FORM 10-Q


                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


                         For the quarter ended June 30, 1996


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

Number of shares of Common Stock outstanding as of July 31, 1996 was 12,599,715.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                           UNITED WISCONSIN SERVICES, INC.
                             CONSOLIDATED BALANCE SHEETS
                                     (Unaudited)



                                                  June 30,      December 31,
              ASSETS                                1996           1995
              ------                             ---------------------------
                                                        (In thousands)

Investments:
  Bonds available for sale, at market             $ 414,924      $ 461,915
  Bonds held to maturity, at amortized cost          10,635          9,850
                                                  ---------      ---------

     Total bonds                                    425,559        471,765

  Stocks, at market                                  64,787         71,582
                                                  ---------      ---------

     Total investments                              490,346        543,347

Cash and cash equivalents                            16,658         38,290

Receivables:
  Due from affiliates                                 1,169         14,789
  Other receivables                                  76,591         73,265
                                                  ---------      ---------

     Total receivables                               77,760         88,054

Other assets                                         56,810         51,598
                                                  ---------      ---------

     Total assets                                 $ 641,574      $ 721,289
                                                  ---------      ---------
                                                  ---------      ---------


                See Notes to Interim Consolidated Financial Statements

                           UNITED WISCONSIN SERVICES, INC.
                             CONSOLIDATED BALANCE SHEETS
                                     (Unaudited)



                                                       June 30,    December 31,
    LIABILITIES AND SHAREHOLDERS' EQUITY                 1996          1995
    ------------------------------------              -------------------------
                                                             (In thousands)

Liabilities:
  Medical and other benefits payable                  $ 236,330      $ 245,118
  Advance premiums                                       46,599         41,456
  Due to affiliates                                      31,734         71,508
  Funds held on behalf of affiliated reinsurers          28,344         60,041
  Other liabilities                                      48,530         45,857
  Subordinated notes                                     44,888         44,898
                                                      ---------      ---------

        Total liabilities                               436,425        508,878

Shareholders' equity:
  Common stock (no par value, $1 stated value,
     50,000,000 shares authorized, 12,599,715 shares
     issued and outstanding at June 30, 1996 and
     December 31, 1995)                                  12,600         12,600
  Paid-in capital                                        86,902         86,902
  Retained earnings                                     103,824        103,361
  Unrealized gains on investments                         1,823          9,548
                                                      ---------      ---------

        Total shareholders' equity                      205,149        212,411
                                                      ---------      ---------

        Total liabilities and shareholders' equity    $ 641,574      $ 721,289
                                                      ---------      ---------
                                                      ---------      ---------


                See Notes to Interim Consolidated Financial Statements

                           UNITED WISCONSIN SERVICES, INC.
                          CONSOLIDATED STATEMENTS OF INCOME
                                     (Unaudited)




                                                        Three months ended             Six months ended
                                                              June 30,                      June 30,
                                                      ------------------------      ------------------------
                                                        1996           1995           1996           1995
                                                      ---------      ---------      ---------      ---------
                                                                (In thousands, except per share data)

Revenues:
  Premium revenue                                     $ 264,120      $ 237,678      $ 525,769      $ 467,912
  Other revenue                                           6,842          6,329         14,108         12,730
  Investment income                                       7,381          6,383         14,755         12,678
  Realized investment gains                               2,369          2,805          7,484          2,969
                                                      ---------      ---------      ---------      ---------

  Total revenues                                        280,712        253,195        562,116        496,289

Expenses:
  Medical and other benefits                            216,267        209,795        437,706        396,239
  Commission expenses                                    17,491         15,843         34,931         30,890
  Administrative expenses                                33,496         29,155         66,406         58,012
  Premium taxes and other assessments                     3,555          3,043          7,041          5,846
  Interest and profit sharing on joint ventures           3,973          3,133          8,393          5,444
  Interest expense on subordinated notes                    869            871          1,739          1,742
  Dividends on preferred stock of subsidiary                  0              0              0            204
                                                      ---------      ---------      ---------      ---------

  Total expenses                                        275,651        261,840        556,216        498,377
                                                      ---------      ---------      ---------      ---------

Income (loss) before income tax expense (benefit)         5,061         (8,645)         5,900         (2,088)

Income tax expense (benefit)                              1,866         (2,967)         2,413           (575)
                                                      ---------      ---------      ---------      ---------

Net income (loss)                                     $   3,195      $  (5,678)     $   3,487      $  (1,513)
                                                      ---------      ---------      ---------      ---------
                                                      ---------      ---------      ---------      ---------


Earnings (loss) per common share                      $    0.26      $   (0.45)     $    0.28      $   (0.13)
                                                      ---------      ---------      ---------      ---------
                                                      ---------      ---------      ---------      ---------



                See Notes to Interim Consolidated Financial Statements

                            UNITED WISCONSIN SERVICES, INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)



                                                                         Six months ended
                                                                             June 30,
                                                                    -------------------------
                                                                       1996           1995
                                                                    ----------     ----------
                                                                          (In thousands)
Operating activities:
  Net income (loss)                                                 $    3,487     $   (1,513)
  Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
     Bond and other amortization                                           898          1,709
     Realized investment gains                                          (7,484)        (2,969)
     Deferred income tax expense (benefit)                               2,134             (9)
     Changes in other operating accounts:
        Medical and other benefits payable                              (8,788)        25,115
        Advance premiums                                                 5,143          1,076
        Due to/from affiliates                                          23,846         10,837
        Other receivables                                               (3,326)       (23,435)
        Funds held on behalf of affiliated reinsurers                  (25,720)        (8,639)
        Other - net                                                     (7,777)        (8,439)
                                                                    ----------     ----------

           Net cash used in operating activities                       (17,587)        (6,267)

Investing activities:
  Purchases of available for sale investments                         (366,838)      (382,991)
  Proceeds from sale of available for sale investments                 359,742        364,672
  Proceeds from maturity of available for sale investments              50,450         11,400
  Purchases of held to maturity investments                               (970)        (2,299)
  Proceeds from maturity of held to maturity investments                   280          1,010
  Change in investment in unconsolidated affiliates                       (116)           505
  Purchases of other investments                                          (249)          (423)
                                                                    ----------     ----------

           Net cash provided by (used in) investing activities          42,299         (8,126)

Financing activities:
  Capital contribution                                                       -            716
  Cash dividends paid                                                   (3,024)        (3,138)
  Redemption of preferred stock of subsidiary                                -        (30,000)
  Redemption of redeemable preferred stock                                   -         (2,007)
  Common stock issuance                                                      -         16,628
  Repayment of subordinated notes                                          (10)           (10)
  Net borrowings under line of credit agreement                          6,690              -
  Payment on surplus note with affiliate                               (50,000)             -
                                                                    ----------     ----------

           Net cash used in financing activities                       (46,344)       (17,811)
                                                                    ----------     ----------

Cash and cash equivalents:
  Decrease during period                                               (21,632)       (32,204)
  Balance at beginning of year                                          38,290         84,717
                                                                    ----------     ----------

  Balance at end of period                                          $   16,658     $   52,513
                                                                    ----------     ----------
                                                                    ----------     ----------





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

         The unaudited financial statements include all adjustments and accruals consisting only of normal recurring accrual adjustments which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods. The results of operations for any interim period are not necessarily indicative of results for the full year. The unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1995, incorporated by reference or included in the Company's Form 10-K, as filed with the Securities and Exchange Commission.

         EARNINGS (LOSS) PER COMMON SHARE - Earnings (loss) per common share are computed by dividing net income, after reduction for dividends and discounts on redeemable preferred stock, by the weighted average number of common shares outstanding. Weighted average common shares outstanding were 12,599,715 for the three months ended June 30, 1996 and 1995, and 12,599,715 and 12,500,674 for the six months ended June 30, 1996 and 1995, respectively.

         RECLASSIFICATIONS - Certain reclassifications have been made to the consolidated financial statements for 1995 to conform with the 1996 presentation.

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     United Wisconsin Services, Inc. (the Company) is a leading provider of managed health care services and employee benefit products. The Company's three primary product lines are (i) Health Maintenance Organization (HMO) products, including Compcare Health Services Insurance Corporation (Compcare), Valley Health Plan, Inc. (Valley), Unity Health Plans Insurance Corporation (Unity), and certain point-of-service (POS) and other related products managed by Compcare and Valley; (ii) small group preferred provider organization (PPO) products and other non-PPO products sold through American Medical Security Group, Inc. (AMS), the Company's joint venture partner in the marketing and administration of low-cost health insurance primarily to employer groups of 100 or fewer employees on behalf of the Company; and (iii) specialty managed care products and services, including dental, life, disability and workers' compensation products, managed care consulting, electronic claim submission, pharmaceutical management and managed mental health services. These three product groups represented the following percentages of the Company's premium and other revenue and the following amounts of income (loss) before income tax expense for the periods noted.

                                          Three Months          Six Months
                                         Ended June 30,       Ended June 30,
                                      -------------------   -----------------
                                        1996        1995      1996      1995
                                      --------   --------   --------  -------

PREMIUM AND OTHER REVENUE                 (As a percentage of the total)
- -------------------------
HMO products                             38.6%      40.7%     38.8%     41.4%
Small group PPO products                 49.4       47.1      49.1      46.4
Specialty managed care
  products and services                  13.1       12.9      13.1      13.0
Intercompany elimination                 (1.1)      (0.7)     (1.0)     (0.8)
                                        -----      -----     -----     -----
  Total                                 100.0%     100.0%    100.0%    100.0%
                                        -----      -----     -----     -----
                                        -----      -----     -----     -----

INCOME (LOSS) BEFORE INCOME
  TAX EXPENSE                                 (In millions of dollars)
- ----------------------------
HMO products                          $  1.2      $ (1.3)    $ 2.3     $ 1.0
Small group PPO products                (3.1)      (12.3)     (9.1)    (11.5)
Specialty managed care
  products and services                  7.9         5.9      14.6      10.5
Holding company expenses                (0.9)       (0.9)     (1.9)     (2.1)
                                        -----      -----     -----     -----
  Total                               $  5.1      $ (8.6)   $  5.9     $(2.1)
                                        -----      -----     -----     -----
                                        -----      -----     -----     -----

     The Company's revenues are derived primarily from premiums, while medical benefits constitute the majority of expenses. Profitability is directly affected by many factors including premium rate adequacy, estimates of medical benefits, health care utilization, effective administration of benefit payments, operating efficiency, investment returns and federal and state laws and regulations.

RESULTS OF OPERATIONS

TOTAL REVENUES

     Total revenues for the three months ended June 30, 1996 increased 10.9% to $280.7 million from $253.2 million for the three months ended June 30, 1995, due to an increase in premium revenue of $26.4 million, an increase in investment income and realized investment gains of $0.6 million and an increase in other revenue of $0.5 million. On a year-to-date basis, total revenues increased 13.3% to $562.1 million from $496.3 million for the same period in the prior year, due to an increase in premium revenue of $57.8 million, an increase in investment income and realized investment gains of $6.6 million and an increase in other revenue of $1.4 million.

     PREMIUM AND OTHER REVENUE -- HMO premiums for the three months ended June 30, 1996 increased 5.4% to $104.7 million from $99.3 million for the same period in the prior year. Average HMO medical premium per member increased by 2.7% from the second quarter of 1995 to the second quarter of 1996. The average number of HMO medical members for the three months ended June 30, 1996 increased 2.1% to 259,614 from 254,238 for the same period in the prior year.

     HMO premiums for the six months ended June 30, 1996 increased 5.3% to $209.3 million from $196.7 million for the same period in the prior year. Average HMO medical premium per member increased by 3.1% for the six months ended June 30, 1996, compared with the same period in the prior year. The average number of HMO medical members for the six months ended June 30, 1996 increased 2.4% to 259,911 from 253,889 for the same period in the prior year.

     Small group PPO premiums for the three months ended June 30, 1996 increased 16.4% to $133.9 million from $115.0 million for the same period in the prior year, due primarily to growth in the average number of insured medical contracts outstanding, which increased 12.3% to 323,089 for the second quarter of 1996 from 287,700 for the second quarter of 1995. Average small group PPO insured medical premium per insured medical contract increased by 4.4% from the second quarter of 1995 to the second quarter of 1996.

     Small group PPO premiums for the six months ended June 30, 1996 increased 18.8% to $265.2 million from $223.2 million for the same period in the prior year, due primarily to growth in the average number of medical contracts outstanding, which increased 15.6% to 322,350 for the six months ended June 30, 1996, compared with 278,783 for the same period in the prior year. Average small group PPO insured medical premium per insured medical contract increased by 3.5% for the six months ended June 30, 1996, compared with the same period in the prior year. See "Expense Ratio - Medical Loss Ratio" for a further discussion of pricing actions on small group PPO products.

     Premium and other revenue from specialty managed care products and services for the three months ended June 30, 1996 increased 12.7% to $35.6 million from $31.5 million for the second quarter of 1995. This increase is due primarily to an increase in life premiums of $1.5 million resulting from an increase in contracts, and a $1.1 million increase in other revenue for CNR Health, Inc. (CNR), resulting from increased sales of services.

     Premium and other revenue from specialty managed care products and services for the six months ended June 30, 1996 increased 13.2% to $70.7 million from $62.4 million for the same period in the prior year. This increase is due primarily to an increase in life premiums of $3.8 million resulting from an increase in contracts, and a $2.2 million increase in other revenue for CNR, resulting from increased sales of services.

     INVESTMENT INCOME AND REALIZED GAINS -- Investment income for the three months ended June 30, 1996 increased 15.6% to $7.4 million from $6.4 million for the three months ended June 30, 1995. On a year-to-date basis, investment income increased 16.4% to $14.8 million from $12.7 million for the same period in the prior year. These increases are due primarily to an increased level of invested assets due to growth in premiums and recent capital raising activities, including $16.6 million from a public offering of the Company's common stock in February 1995 and $65.0 million from Blue Cross & Blue Shield United of Wisconsin (BSBSUW) in December of 1995 to United Wisconsin Insurance Company (UWIC) under a Surplus Note Agreement, which is guaranteed by the Company. During the first six months of 1996, $50.0 million was repaid on this Surplus Note. See "Liquidity and Capital Resources". Investment income on the proceeds of the Surplus Note is offset by the related interest expense on the Surplus Note, which is netted against investment income on the Company's statement of income for the first six months of 1996.

     Average invested assets, excluding the proceeds of the Surplus Note, for the three months ended June 30, 1996 increased 12.0% to $520.2 million from $464.6 million for the three months ended June 30, 1995. On a year-to-date basis, average invested assets increased 13.6% to $525.6 million from $462.5 million for the first six months of the prior year. The average annual investment yield, excluding net realized gains (losses), was 5.8% and 5.7% for the three and six month periods ended June 30, 1996, compared with 5.4% for both comparable periods in the prior year.

     Net realized investment gains for the second quarter of 1996 decreased to $2.4 million, compared with a gain of $2.8 million for the second quarter of 1995. For the six months ended June 30, 1996, realized investment gains increased to $7.5 million from $3.0 million for the same period in the prior year. Investment gains are realized in the normal investment process in response to market opportunities. In addition, during the first and second quarters of 1996 securities were sold (i) as funds were transferred from UWIC to United Wisconsin Life Insurance Company (UWLIC) associated with the transfer of claim reserves on the small group PPO business, (ii) to repay $50.0 million on the Surplus Note with BCBSUW and (iii) to effect a $50.0 million capital contribution from the Company to UWLIC to provide UWLIC with sufficient capital to support the small group PPO business sold by AMS as the business transitions from UWIC to UWLIC. The transfer of the small group PPO business and supporting capital from UWIC to UWLIC is related to the Company's planned acquisition of the remaining interest in AMS. See "Liquidity and Capital Resources." The Company will make an additional capital contribution to UWLIC of $20.0 million in the third quarter of 1996, resulting in total capital contributions to UWLIC in 1996 of $70.0 million. The source of funds for these capital contributions was an extraordinary dividend from subsidiaries in December of 1995, which was substantially collected from UWIC.

     In connection with the AMS joint venture, the Company holds funds on behalf of affiliated reinsurers. Investment income and realized gains attributable to those funds are included in their respective captions on the statements of income and are offset by amounts reported as interest and profit sharing on joint ventures on the Company's statements of income.

EXPENSE RATIOS

     MEDICAL LOSS RATIO -- The combined medical loss ratio for HMO and small group PPO products for the three months ended June 30, 1996 decreased to 84.1% from 90.1% for the same period in the prior year, due to decreases in both the HMO and small group PPO component loss ratios. On a year-to-date basis, the combined medical loss ratio decreased to 85.4% from 86.2% for the first six months of 1995.

     The medical loss ratio for HMO products for the three months ended June 30, 1996 was 90.5%, compared with 92.5% for the same period in the prior year. On a year-to-date basis, the medical loss ratio for HMO products decreased to 90.4% from 90.7% for the first six months of 1995. The Company has taken and continues to take steps to lower the medical loss ratio for HMO products, including, among other actions, negotiation of more favorable provider contracts, selectively increasing premium rates, review of underwriting practices, review of managed care procedures, and selective product design changes.

     The medical loss ratio for small group PPO products for the three months ended June 30, 1996 decreased to 79.2% from 88.0% for the same period in the prior year. On a year-to-date basis, the medical loss ratio for small group PPO products decreased to 81.4% from 82.1% for the first six months of 1995. During 1995, management determined that the liability for unpaid insured medical claims at December 31, 1994 was deficient by approximately $5.6 million, net of amounts allocated to an insurance subsidiary of AMS. This deficiency was charged to operations during the first six months of 1995, which increased the reported medical loss ratio for the six-month period by approximately 2.5 percentage points.Products sold by AMS, which are more sensitive to changes in health care costs than the Company's other products, have been adversely affected since the first quarter of 1995 by an unexpected increase in the rate of health care inflation. The rate of change for health care costs for the small group PPO products on a per contract basis experienced a significant increase in late 1994 and early 1995. Since the second quarter of 1995, the rate of change in health care costs for insured medical products sold by AMS has remained fairly flat at approximately 10%. This stability in the rate of inflation has allowed the Company to better estimate health care costs in the pricing of its products.

     The increase in medical costs in 1995 and 1996 has affected other companies operating in the small group PPO marketplace. The small group PPO products utilize a variety of provider reimbursement arrangements, many of which are based on, but do not necessarily control, provider prices. A number of steps have been and are continuing to be taken in an effort to improve the profitability of the small group PPO business, including (i) selective price increases, (ii) modification of the design of certain PPO products to adjust to the changed market conditions, inflation patterns and utilization trends, (iii) a revision of underwriting practices to improve risk identification, and (iv) review and modification of provider contracting arrangements, including direct contracting with providers to better control health care costs.

     AMS began implementing more significant rate increases on renewals of its small group PPO insured medical products in the third quarter of 1995. For policies sold with effective dates of September 1995 through August 1996, increases have averaged approximately 21%. These rate increases take effect as groups renew, and a portion of the business renews each month. As such, it takes nearly a full year from the effective date of the renewals to fully reflect the impact of the rate increases in premium revenues. Therefore, premium revenue per contract is expected to increase during 1996 as these rate increases continue to cycle through existing small group PPO customers on their respective renewal dates and as new groups are sold at higher rates. The impact of these rate increases will be moderated to the extent the insured selects a different level of benefits, deductibles, or co-payments. Such selections, however, should also have a corresponding impact on the medical costs incurred by the Company.

     COMMISSION EXPENSE RATIO -- The combined commission expense ratio for HMO products and small group PPO products for the three months ended June 30, 1996 decreased to 6.7% from 6.8% for the same period in the prior year. On a year-to-date basis, the combined commission expense ratio remained constant at 6.7% for the first six months of 1996 and 1995. The commission ratio for small group PPO products for the three months ended June 30, 1996 was 11.6%, compared with 12.2% for the three months ended June 30, 1995. On a year-to-date basis, the commission ratio for small group PPO products for the six months ended June 30, 1996 was 11.7%, compared with 12.2% for the six months ended June 30, 1995. Over time, renewal business has gradually represented a larger proportion of the total small group PPO business. Since renewal commissions are typically lower than commissions on new sales, this has contributed to the decrease in the small group PPO commission ratio. The commission ratio for HMO products has remained steady at 0.5% for the three and six month periods ended June 30, 1996 and 1995. Small group PPO products are sold exclusively through independent agents who are compensated through commissions, while the Company's HMO products are primarily sold directly by the Company's sales force. The costs of the Company's sales are included in administrative expenses and are, therefore, not reflected in the commission expense ratio.

     ADMINISTRATIVE EXPENSE RATIO -- The combined administrative expense ratio for HMO products and small group PPO products for the second quarter of 1996 increased to 9.4% from 9.2% for the second quarter of 1995. On a year-to-date basis, the combined administrative expense ratio increased to 9.3% from 9.2% for the same period in the prior year. When the component ratios are viewed separately the administrative expense ratio for small group PPO products for the three months and six months ended June 30, 1996 increased to 10.1% from 10.0% for the same periods in the prior year. The second quarter ratio for HMO products increased to 8.4% from 8.2% for the second quarter of 1995 and the year-to-date ratio increased to 8.4% from 8.3% for the same period in the prior year.

OTHER EXPENSES

     Premium taxes and other assessments for the second quarter of 1996 increased to $3.6 million from $3.0 million for the second quarter of 1995, while the year-to-date totals similarly increased to $7.0 million from $5.8 million for the same period in the prior year. These increases are due primarily to premium taxes on the increased volume of business sold by AMS outside Wisconsin.

     Interest and profit sharing on joint ventures for the second quarter of 1996 increased to $4.0 million from $3.1 million for the second quarter of 1995, while the year-to-date totals similarly increased to $8.4 million from $5.4 million for the same period in the prior year. Of these balances, $3.3 million and $2.6 million for the three months ended June 30, 1996 and 1995, respectively, and $6.8 million and $4.4 million for the six months ended June 30, 1996 and 1995, respectively, were due to investment income and realized investment gains on funds held by the Company on behalf of American Medical Security Insurance Company (AMSIC), an insurance subsidiary of AMS. See "Investment Income and Realized Gains" for a discussion of the increase in realized gains in 1996.

     The Company also recorded interest expense related to the issuance of $45.0 million of Subordinated Notes in 1993 totaling $0.9 million for the three months ended June 30, 1996 and 1995, and $1.7 million for the six months ended June 30, 1996 and 1995.

NET INCOME

     Consolidated net income for the three months ended June 30, 1996 increased to $3.2 million, or $0.26 per share, from a loss of $5.7 million, or $0.45 per share, for the same period in the prior year. Consolidated net income for the six months ended June 30, 1996 increased to $3.5 million, or $0.28 per share, from a loss of $1.5 million, or $0.13 per share, for the same period in the prior year.

     Pre-tax income (loss) for small group PPO products for the three months ended June 30, 1996 increased to a loss of $3.1 million, compared with a loss of $12.3 million for the same period in the prior year. Pre-tax income (loss) for small group PPO products for the six months ended June 30, 1996 increased to a loss of $9.1 million, compared with a loss of $11.5 million for the same period in the prior year. The increases are due primarily to an improved medical loss ratio in 1996, compared with the prior year. See "Expense Ratios
- -- Medical Loss Ratio."

     Pre-tax income (loss) for HMO products for the three months ended June 30, 1996 increased to a gain of $1.2 million, compared with a loss of $1.3 million for the same period in the prior year. Pre-tax income for HMO products for the six months ended June 30, 1996 increased to a gain of $2.3 million, compared with a gain of $1.0 million for the same period in the prior year. The increase in pre-tax income is due primarily to an improved medical loss ratio in 1996, compared with the prior year. See "Expense Ratios
- -- Medical Loss Ratio."

     Pre-tax income for specialty managed care products and services for the three months ended June 30, 1996 increased 33.5% to $7.9 million, compared with $5.9 million for the same period in the prior year. On a year-to-date basis, pre-tax income for specialty managed care products and services increased 39.7% to $14.6 million for the six months ended June 30, 1996 compared with $10.5 million for the same period in the prior year.

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

     Historically, the Company has generated positive cash flow from operations. For the six months ended June 30, 1996, however, net cash provided by (used in) operating activities amounted to a use of $17.6 million, compared with a used of $6.3 million for the same period in the prior year. The use of cash in 1996 was due primarily to a reduction in funds held on behalf of AMSIC due to the reduced profitability on the business sold by AMS and cash payments to AMSIC during the first six months of 1996, as discussed further in the paragraph below. Due to periodic cash flow requirements of certain subsidiaries the Company made borrowings under its bank line of credit ranging up to $14.4 million during the first six months of 1996 to meet short-term cash needs, and $7.2 million was outstanding at June 30, 1996.

     In conjunction with the AMS joint venture, the Company holds funds to support policy reserves, holds AMSIC's undistributed net profits on this business, and credits investment income and realized investment gains or losses to AMSIC on the funds held balance at the Company's average portfolio rate. The Company held $143.7 million and $118.5 million of funds on behalf of AMSIC at December 31, 1995 and June 30, 1996, respectively, of which $83.4 million and $88.2 million, respectively, were utilized to offset reinsurance recoverable balances from AMSIC on the Company's balance sheet in accordance with SFAS No. 113. These funds are included in cash and investments, and $60.3 million and $30.3 million were accessible as of December 31, 1995 and June 30, 1996, respectively, upon request by AMSIC without prior approval of the Company. The decrease in funds accessible by AMSIC during the first six months of 1996 is due primarily to cash payments to AMSIC totalling $17.0 million during 1996, net losses allocable to AMSIC on the small group PPO and life business sold by AMS of approximately $4.0 million during the six-month period, and a $6.0 million decrease in unrealized gains on investment securities which is included in the funds held balance.

     The Company currently owns 12% of the common stock of AMS, and through reinsurance agreements with AMSIC, the Company retains 50% of the small group PPO and life business sold by AMS on the books of UWIC and UWLIC. In June 1996, the Company announced that it had signed a letter of intent for an early exercise of the Company's buy-out option granted under the 1988 Joint Venture Agreement to acquire the remaining 88% of AMS' common stock. A definitive agreement was executed by both parties on July 31, 1996, which provides for a purchase price of $67.0 million in cash and 4,000,000 newly issued shares of the Company's common stock. The transaction is expected to be completed in the fourth quarter of 1996 and will be accounted for under the purchase method of accounting. Upon completion of the transaction, the Company will record 100% of the small group PPO and life business sold by AMS on behalf of UWLIC.

     In May 1996, the Board of Directors of the Company approved plans to form a managed care joint venture with Howard Young Health Care, Inc. to serve the rural communities of northern and north central Wisconsin. The Howard Young Medical Center in Woodruff, Wisconsin, is a leading provider of health care services in the state's north central region. Upon finalization of the Agreement, the Joint Venture will be known as Northwoods Health Plan, LLC.

     The Company's investment portfolio consists primarily of investment grade bonds and has a limited exposure to equity securities. At December 31, 1995, $471.8 million or 86.8% of the Company's total investment portfolio was invested in bonds. At June 30, 1996, $425.6 million or 86.8% of the Company's total investment portfolio was invested in bonds. At December 31, 1995 and June 30, 1996, the bond portfolio had an average quality rating of "Aa3" by Moody's Investor Service, and the majority of the bond portfolio was classified as available for sale. In accordance with SFAS No. 115, bonds classified as available for sale are recorded on the Company's balance sheet at market value. The market value of the total bond portfolio exceeded amortized cost by $10.6 million and $4.9 million at December 31, 1995 and June 30, 1996, respectively. Unrealized holding gains and losses on bonds classified as available for sale are included as a component of shareholders' equity, net of applicable deferred taxes and amounts attributable to funds held on behalf of an affiliated reinsurer. The Company has no investments in mortgage loans, non-publicly traded securities (except for common and preferred stock of AMS), real estate held for investment or financial derivatives (except for principal only strips of U.S. Government securities).

     In December 1995, UWIC borrowed $65.0 million from BCBSUW under a Surplus Note Agreement, which is guaranteed by the Company. The Surplus Note provides UWIC with regulatory capital needed to replace capital paid to the Company in the form of a dividend in

December 1995. The dividend and Surplus Note are part of a capital restructuring plan designed to transfer capital from UWIC to UWLIC to support UWLIC's retention of the small group PPO business beginning in 1996. At June 30, 1996, $15.0 million was outstanding on this Surplus Note.

     The Company's anticipated expansion of its business requires capital levels sufficient to support premium growth. The Company's compound annual growth rate in premium revenue for the five years ended December 31, 1995 was 28.7%, due principally to the growth of small group PPO products. While the future rate of growth is uncertain, growth in premium revenue is expected to continue. In addition, upon acquisition of the remaining interest in AMS, the Company will record 100% of the premium revenues on the business sold by AMS, compared with the 50% recorded currently.

     From time to time, the Company makes capital contributions to its subsidiaries to assist them in maintaining appropriate levels of capital and surplus for regulatory and rating purposes. Compcare, Valley, Unity, UWIC and UWLIC are required to maintain certain levels of statutory capital and surplus. In Wisconsin, where a large percentage of the Company's premium is written, these levels are based upon the amount and type of premiums written and are calculated separately for each subsidiary. As of June 30, 1996, statutory capital and surplus for each of these insurance subsidiaries exceeded required levels.

     In compliance with applicable state insurance regulations, UWIC and UWLIC have deposited securities with various states aggregating $5.5 million at June 30, 1996. In addition, HMOs are required to maintain a deposit with the State of Wisconsin for future assessments for HMO insolvencies. As of June 30, 1996, the combined deposit for Compcare, Valley and Unity was $4.2 million. States in which UWIC and UWLIC are licensed to do business independently establish deposit requirements. Increases in deposit levels, resulting in the segregation of certain investments, may adversely affect the Company's liquidity.

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

     The Company believes that internal funds and periodic borrowings on its bank line of credit will be sufficient to finance planned growth for the foreseeable future, other than financing required in connection with the acquisition of the remaining interest of AMS, which will be financed with newly issued common stock of the Company and long-term debt and/or borrowings from BCBSUW. In the event the Company seeks additional financing to facilitate long-term growth, the Company believes that such financing could be obtained through equity offerings, debt offerings, financings from BCBSUW or other bank borrowings, as market conditions may permit or dictate.

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

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Annual Meeting of Shareholders of the Company was held on May 29, 1996 for the purpose of electing three directors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition to the Board of Directors' solicitation.

          All three of the Company's nominees were elected, each receiving the vote indicated below:

          Thomas A. Bausch:                  James L. Forbes:
          For       11,319,457               For            11,326,182
          Withheld     571,606               Withheld          564,881
          Abstain            0               Abstain                 0
          Broker Non-Votes   0               Broker Non-Votes        0

          James C. Hickman:
          For       11,318,487
          Withheld     572,576
          Abstain             0
          Broker Non-Votes    0

ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               10.1 Joint Venture Agreement among United Wisconsin Services, Inc., Blue Cross & Blue Shield United of Wisconsin, Compcare Health Services Insurance Corporation and Northwoods Health Care, LLC

               10.2 Agreement and Plan of Merger between United Wisconsin Services, Inc., Blue Cross & Blue Shield United of Wisconsin, American Medical Security Group, Inc., Wallace J. Hilliard and Ronald A. Weyers


               11        Statement regarding computation of per share earnings.

          (b) No reports of the Registrant on Form 8-K have been filed with the SEC during the three months ended June 30, 1996.

                                      SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:          8/12/96
     ----------------------------

                                  UNITED WISCONSIN SERVICES, INC.



                                               /s/ C. EDWARD MORDY
                                  ------------------------------------------
                                  Vice President and Chief Financial Officer
                                       (Principal Financial Officer and
                                            Chief Accounting Officer)

                         UNITED WISCONSIN SERVICES, INC.
                                INDEX TO EXHIBITS

                                                                    Sequential
Exhibit                                                                 Page
Number             Document Description                                Number
- -------            --------------------                              ----------

  10.1    Joint Venture Agreement Among United Wisconsin                 23
          Services, Inc., Blue Cross & Blue Shield United of Wisconsin, Compcare Health Services Insurance
          Corporation and Northwoods Health Care, LLC

  10.2    Agreement and Plan of Merger Between United                    37
          Wisconsin Services, Inc., Blue Cross & Blue
          Shield United of Wisconsin, American Medical
          Security Group, Inc., Wallace J. Hilliard and
          Ronald A. Weyers

   11 Statement regarding computation of per share earnings. (See Note 1 of Notes to Interim
          Consolidated Financial Statements).