Form 10-Q
period 1996-09-30
UNITED WISCONSIN SERVICES INC /WI
filed 1996-11-13
CIK 878897

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the quarter ended September 30, 1996


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


YES  X    NO
             ---


Number of shares of Common Stock outstanding as of October 31, 1996 was 12,599,715.

PART I.  FINANCIAL INFORMATION
Item 1.   Financial Statements


                         UNITED WISCONSIN SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                    September 30,  December 31,
                                                        1996           1995
                                                    -------------  ------------
                                                          (In thousands)
                    ASSETS

 Investments:
    Bonds available for sale, at market              $  395,023     $  461,915
    Bonds held to maturity, at amortized cost            10,659          9,850
                                                     ----------     ----------
        Total bonds                                     405,682        471,765

    Stocks, at market                                    63,468         71,582
                                                     ----------     ----------
        Total investments                               469,150        543,347

 Cash and cash equivalents                               24,273         38,290

 Receivables:
    Due from affiliates                                   1,238         14,789
    Other receivables                                    77,153         73,265
                                                     ----------     ----------
        Total receivables                                78,391         88,054

 Other assets                                            60,500         51,598
                                                     ----------     ----------
        Total assets                                 $  632,314     $  721,289
                                                     ----------     ----------
                                                     ----------     ----------


             See Notes to Interim Consolidated Financial Statements

                         UNITED WISCONSIN SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                   September 30,    December 31,
     LIABILITIES AND SHAREHOLDERS' EQUITY              1996             1995
                                                  --------------    ------------
                                                           (In thousands)
Liabilities:
  Medical and other benefits payable                 $  228,571     $  245,118
  Advance premiums                                       49,202         41,456
  Due to affiliates                                      19,067         71,508
  Funds held on behalf of affiliated reinsurers          34,473         60,041
  Other liabilities                                      46,867         45,857
  Subordinated notes                                     44,888         44,898
                                                     ----------     ----------
      Total liabilities                                 423,068        508,878

Shareholders' equity:
  Common stock (no par value, $1 stated value,
    50,000,000 shares authorized, 12,599,715 shares
    issued and outstanding at September 30, 1996 and
    December 31, 1995)                                   12,600         12,600
  Paid-in capital                                        86,902         86,902
  Retained earnings                                     106,604        103,361
  Unrealized gains on investments                         3,140          9,548
                                                     ----------     ----------
      Total shareholders' equity                        209,246        212,411
                                                     ----------     ----------
      Total liabilities and shareholders'equity      $  632,314     $  721,289
                                                     ----------     ----------
                                                     ----------     ----------


             See Notes to Interim Consolidated Financial Statements

                         UNITED WISCONSIN SERVICES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                     Three months ended             Nine months ended
                                                        September 30,                 September 30,
                                                 --------------------------    --------------------------
                                                     1996           1995           1996           1995
                                                 -----------    -----------    -----------    -----------
                                                           (In thousands, except per share data)
Revenues:
  Premium revenue                                $   261,160    $   247,696    $   786,929    $   715,608
  Other revenue                                        7,124          5,407         21,232         18,137
  Investment income                                    7,823          6,909         22,578         19,587
  Realized investment gains                            1,549          7,909          9,033         10,878
                                                 -----------    -----------    -----------    -----------
      Total revenues                                 277,656        267,921        839,772        764,210

Expenses:
  Medical and other benefits                         212,743        202,233        650,449        598,472
  Commission expenses                                 16,489         16,409         51,420         47,299
  Administrative expenses                             34,356         29,583        100,762         87,595
  Premium taxes and other assessments                  3,228          3,442         10,269          9,288
  Interest and profit sharing on joint ventures        2,919          5,593         11,312         11,037
  Interest expense on subordinated notes                 870            871          2,609          2,613
  Dividends on preferred stock of subsidiary               0              0              0            204
                                                 -----------    -----------    -----------    -----------
      Total expenses                                 270,605        258,131        826,821        756,508
                                                 -----------    -----------    -----------    -----------

Income before income tax expense                       7,051          9,790         12,951          7,702

Income tax expense                                     2,760          3,494          5,173          2,919
                                                 -----------    -----------    -----------    -----------

Net income                                       $     4,291    $     6,296    $     7,778    $     4,783
                                                 -----------    -----------    -----------    -----------
                                                 -----------    -----------    -----------    -----------

Earnings per common share                        $      0.34    $      0.50    $      0.62    $      0.37
                                                 -----------    -----------    -----------    -----------
                                                 -----------    -----------    -----------    -----------


             See Notes to Interim Consolidated Financial Statements

                         UNITED WISCONSIN SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                       Nine months ended
                                                                         September 30,
                                                                -------------------------------
                                                                    1996                1995
                                                                -----------         -----------
                                                                         (In thousands)
Operating activities:
  Net income                                                    $     7,778         $     4,783
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Bond and other amortization                                     1,677               1,781
      Realized investment gains                                      (9,033)            (10,878)
      Deferred income tax expense                                     2,145                 122
      Changes in other operating accounts:
        Medical and other benefits payable                          (16,547)             54,057
        Advance premiums                                              7,746               6,544
        Due to/from affiliates                                       26,110             (12,293)
        Other receivables                                            (3,888)            (26,896)
        Funds held on behalf of affiliated reinsurers               (22,653)             (3,710)
        Other - net                                                  (5,978)             (4,690)
                                                                -----------         -----------

          Net cash provided by (used in) operating activities       (12,643)              8,820

Investing activities:
  Purchases of available for sale investments                      (453,516)           (453,079)
  Proceeds from sale of available for sale investments              471,040             368,075
  Proceeds from maturity of available for sale investments           51,125              64,144
  Purchases of held to maturity investments                          (3,989)             (2,408)
  Proceeds from maturity of held to maturity investments              3,296               1,010
  Change in investment in unconsolidated affiliates                    (116)                505
  Purchases of other investments                                       (336)             (1,272)
                                                                -----------         -----------

          Net cash provided by (used in) investing activities        67,504             (23,025)

Financing activities:
  Capital contribution                                                    -                 716
  Cash dividends paid                                                (4,535)             (4,650)
  Redemption of preferred stock of subsidiary                             -             (30,000)
  Redemption of redeemable preferred stock                                -              (2,007)
  Common stock issuance                                                   -              16,628
  Repayment of subordinated notes                                       (10)                (10)
  Net borrowings under line of credit agreement                         667                   -
  Payment on surplus note with affiliate                            (65,000)                  -
                                                                -----------         -----------

          Net cash used in financing activities                     (68,878)            (19,323)
                                                                -----------         -----------

Cash and cash equivalents:
  Decrease during period                                            (14,017)            (33,528)
  Balance at beginning of year                                       38,290              84,717
                                                                -----------         -----------

  Balance at end of period                                      $    24,273         $    51,189
                                                                -----------         -----------
                                                                -----------         -----------


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

    EARNINGS PER COMMON SHARE - Earnings per common share are computed by dividing net income, after reduction for dividends and discounts on redeemable preferred stock, by the weighted average number of common shares outstanding. Weighted average common shares outstanding were 12,599,715 for the three months ended September 30, 1996 and 1995, and 12,599,715 and 12,534,050 for the nine months ended September 30, 1996 and 1995, respectively.

    RECLASSIFICATIONS - Certain reclassifications have been made to the consolidated financial statements for 1995 to conform with the 1996 presentation.

2.  SUBSEQUENT EVENT

    On October 30, 1996, the shareholders of the Company voted to approve the merger of American Medical Security Group, Inc. (AMS) with and into the Company pursuant to an Agreement and Plan of Merger between AMS, Blue Cross & Blue Shield United of Wisconsin, the Company, Wallace J. Hilliard and Ronald A. Weyers. The merger will become effective as soon as all necessary regulatory approvals have been received. Upon effectiveness of the merger, all shares of AMS stock issued and outstanding immediately prior to the merger (other than shares held by the Company and shares with respect to which dissenters' rights are exercised) will be exchanged for an aggregate of approximately $67.0 million in cash and 3,694,280 newly issued shares of the Company's common stock. All outstanding options to purchase shares of AMS stock will be converted into the right to receive options of equivalent value to acquire Company common stock. The Company will borrow approximately $70.0 million from Blue Cross & Blue Shield United of Wisconsin to finance this transaction. See Part II. Item 5. for further discussion of this transaction.

Item 2.

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

OVERVIEW

     United Wisconsin Services, Inc. (the Company) is a leading provider of managed health care services and employee benefit products. The Company's three primary product lines are (i) Health Maintenance Organization (HMO) products, including Compcare Health Services Insurance Corporation (Compcare), Valley Health Plan, Inc. (Valley), Unity Health Plans Insurance Corporation (Unity), and certain point-of-service (POS) and other related products managed by Compcare and Valley; (ii) small group preferred provider organization (PPO) products and other non-PPO products sold through American Medical Security Group, Inc. (AMS), the Company's joint venture partner in the marketing and administration of low-cost health insurance primarily to employer groups of 50 or fewer employees on behalf of the Company; and (iii) specialty managed care products and services, including dental, life, disability and workers' compensation products, managed care consulting, electronic claim submission, pharmaceutical management and managed mental health services. These three product groups represented the following percentages of the Company's premium and other revenue and the following amounts of income (loss) before income tax expense for the periods noted.

                               Three Months         Nine Months
                           Ended September 30,  Ended September 30,
                           -------------------  -------------------
                              1996      1995      1996      1995
                              ----      ----      ----      ----

Premium and other revenue        (As a percentage of the total)
-------------------------

  HMO products                39.2%     39.9%     38.9%     40.9%
  Small group PPO products    48.6      48.6      48.9      47.2
  Specialty managed care
    products and services     13.5      12.3      13.2      12.8
  Intercompany eliminations   (1.3)     (0.8)     (1.0)     (0.9)
                             -----     -----     -----     -----
    Total                    100.0%    100.0%    100.0%    100.0%
                             -----     -----     -----     -----
                             -----     -----     -----     -----

Income (loss) before income
  tax expense                    (In millions of dollars)
---------------------------

  HMO products               $ 3.2    $  1.2     $ 5.4     $ 2.2
  Small group PPO products    (0.8)      1.0      (9.9)    (10.6)
  Specialty managed care
    products and services      5.7       8.8      20.3      19.3
  Holding company expenses    (1.0)     (1.2)     (2.8)     (3.2)
                             -----     -----     -----     -----
    Total                   $  7.1    $  9.8    $ 13.0    $  7.7
                             -----     -----     -----     -----
                             -----     -----     -----     -----


     The Company's revenues are derived primarily from premiums, while medical benefits constitute the majority of expenses. Profitability is directly affected by many factors including premium rate adequacy, estimates of medical benefits, health care utilization, effective administration of benefit payments, operating efficiency, investment returns and federal and state laws and regulations.

RESULTS OF OPERATIONS

TOTAL REVENUES

     Total revenues for the three months ended September 30, 1996 increased 3.6% to $277.7 million from $267.9 million for the three months ended September 30, 1995, due to an increase in premium revenue of $13.5 million, an increase in other revenue of $1.7 million and an increase in investment income of $0.9 million, partially offset by a decrease in realized investment gains of $6.4 million. On a year-to-date basis, total revenues increased 9.9% to $839.8 million from $764.2 million for the same period in the prior year, due to an increase in premium revenue of $71.3 million, an increase in investment income of $3.0 million and an increase in other revenue of $3.1 million, partially offset by a decrease in realized investment gains of $1.8 million.

     PREMIUM AND OTHER REVENUE -- HMO premiums for the three months ended September 30, 1996 increased 4.2% to $105.2 million from $101.0 million for the same period in the prior year. Average HMO medical premium per member increased by 2.2% from the third quarter of 1995 to the third quarter of 1996. The average number of HMO medical members for the three months ended September 30, 1996 increased 1.1% to 258,346 from 255,484 for the same period in the prior year.

     HMO premiums for the nine months ended September 30, 1996 increased 4.9% to $314.5 million from $299.7 million for the same period in the prior year. Average HMO medical premium per member increased by 2.8% for the nine months ended September 30, 1996, compared with the same period in the prior year. The average number of HMO medical members for the nine months ended September 30, 1996 increased 2.0% to 259,389 from 254,420 for the same period in the prior year.

     Small group PPO premiums for the three months ended September 30, 1996 increased 6.0% to $130.3 million from $122.9 million for the same period in the prior year, due in part to growth in the average number of insured medical contracts outstanding, which increased 1.8% to 312,190 for the third quarter of 1996 from 306,538 for the third quarter of 1995. Average small group PPO insured medical premium per insured medical contract increased by 6.5% from the third quarter of 1995 to the third quarter of 1996.

     Small group PPO premiums for the nine months ended September 30, 1996 increased 14.3% to $395.5 million from $346.0 million for the same period in the prior year, due primarily to growth in the average number of insured medical contracts outstanding, which increased 10.5% to 318,398 for the nine months ended September 30, 1996, compared with 288,013 for the same period in the prior year. Average small group PPO insured medical premium per insured medical contract increased by 6.1% for the nine months ended September 30, 1996, compared with the same period in the prior year. See "Expense Ratio - Medical Loss Ratio" for a further discussion of pricing actions on small group PPO products.

     Premium and other revenue from specialty managed care products and services for the three months ended September 30, 1996 increased 16.2% to $36.3 million from $31.2 million for the third quarter of 1995. This increase is due primarily to (i) a $1.1 million increase in assumed premiums under certain federal and state reinsurance programs; (ii) a $0.5 million increase in dental premiums due to contract growth; and (iii) a $1.6 million increase in other revenue for managed mental health services, resulting from increased sales of services.

     Premium and other revenue from specialty managed care products and services for the nine months ended September 30, 1996 increased 14.2% to $106.9 million from $93.6 million for the same period in the prior year. This increase is due primarily to (i) a $3.0 million increase in assumed premiums under certain federal and state reinsurance programs; (ii) a $1.6 million increase in dental premiums due to contract growth; (iii) a $3.8 million increase in other revenue for managed mental health services, resulting from increased sales of services; and (iv) a gain on the sale of the vision line of business of $1.6 million.

     INVESTMENT INCOME AND REALIZED GAINS -- Investment income for the three months ended September 30, 1996 increased 13.2% to $7.8 million from $6.9 million for the three months ended September 30, 1995. On a year-to-date basis, investment income increased 15.3% to $22.6 million from $19.6 million for the same period in the prior year. These increases are due primarily to an increased level of invested assets due to growth in premiums and recent capital raising activities, including $16.6 million from a public offering of the Company's common stock in February 1995. In December of 1995, Blue Cross & Blue Shield United of Wisconsin (BCBSUW) loaned $65.0 million to United Wisconsin Insurance Company (UWIC) under a Surplus Note Agreement, which was guaranteed by the Company. During the first nine months of 1996, the entire $65.0 million was repaid on this Surplus Note. See "Liquidity and Capital Resources." Investment income on the proceeds of the Surplus Note is offset by the related interest expense on the Surplus Note, which is netted against investment income on the Company's statement of income for the first nine months of 1996.

     Average invested assets, excluding the proceeds of the Surplus Note, for the three months ended September 30, 1996 increased 6.7% to $507.7 million from $475.8 million for the three months ended September 30, 1995. On a year-to-date basis, average invested assets increased 11.3% to $520.7 million from $467.9 million for the first nine months of the prior year. The average annual investment yield, excluding net realized gains, was 6.2% for the three months ended September 30, 1996, compared with 5.5% for the three months ended September 30, 1995. The average annual investment yield, excluding net realized gains, was 5.9% for the nine months ended September 30, 1996, compared with 5.4% for the same period in the prior year.

     Net realized investment gains for the third quarter of 1996 decreased to $1.5 million, compared with a gain of $7.9 million for the third quarter of 1995. For the nine months ended September 30, 1996, realized investment gains decreased to $9.0 million from $10.9 million for the same period in the prior year. Investment gains are realized in the normal investment process in response to market opportunities. In addition, during the first three quarters of 1996 securities were sold as funds were transferred from UWIC to United Wisconsin Life Insurance Company (UWLIC) associated with the transfer of claim reserves on the small group PPO business and to effect capital contributions totaling $70.0 million from the Company to UWLIC to provide UWLIC with sufficient capital to support the transfer from UWIC to UWLIC of the small group PPO business sold by AMS. The transfer of the small group PPO business and supporting capital from UWIC to UWLIC is related to the Company's acquisition of the remaining interest in AMS. See "Liquidity and Capital Resources." The source of funds for these capital contributions was an extraordinary dividend from subsidiaries in December of 1995, which was substantially collected from UWIC.

     In connection with the AMS joint venture, the Company holds funds on behalf of affiliated reinsurers. Investment income and realized gains attributable to those funds are included in their respective captions on the statements of income and are offset by amounts reported as a component of interest and profit sharing on joint ventures on the Company's statements of income.

EXPENSE RATIOS

     MEDICAL LOSS RATIO -- The combined medical loss ratio for HMO and small group PPO products for the three months ended September 30, 1996 increased to 83.8% from 83.5% for the same period in the prior year, due to an increase in the small group PPO component loss ratio. On a year-to-date basis, the combined medical loss ratio decreased to 84.9% from 85.2% for the first nine months of 1995.

     The medical loss ratio for HMO products for the three months ended September 30, 1996 decreased to 88.7% from 90.5% for the same period in the prior year. On a year-to-date basis, the medical loss ratio for HMO products decreased to 89.8% from 90.6% for the first nine months of 1995.
The Company has taken steps to lower the medical loss ratio for HMO products, including, among other actions, negotiation of more favorable provider contracts, selectively increasing premium rates, review of underwriting practices, review of managed care procedures, and selective product design changes.

     The medical loss ratio for small group PPO products for the three months ended September 30, 1996 increased to 79.9% from 77.7% for the same period in the prior year. On a year-to-date basis, the medical loss ratio for small group PPO products increased slightly to 80.9% from 80.6% for the first nine months of 1995. During 1995, management determined that the liability for unpaid insured medical claims at December 31, 1994 was deficient by approximately $5.6 million, net of amounts allocated to an insurance subsidiary of AMS. This deficiency was charged to operations during the first six months of 1995, which increased the reported medical loss ratio for the first nine months of 1995 by approximately
1.6 percentage points. Products sold by AMS, which are more sensitive to changes in health care costs than the Company's other products, have been adversely affected since the first quarter of 1995 by an unexpected increase in the rate of health care inflation. The rate of change for health care costs for the small group PPO products on a per contract basis experienced a significant increase in late 1994 and early 1995. Since the second quarter of 1995, the rate of change in health care costs for insured medical products sold by AMS has steadily decreased from approximately 14% to just under 10% currently. This stability in the rate of inflation has allowed the Company to better estimate health care costs in the pricing of its products.

     The increase in medical costs in 1995 and 1996 has affected other companies operating in the small group PPO marketplace. The small group PPO products utilize a variety of provider reimbursement arrangements, many of which are based on, but do not necessarily control, provider prices. A number of steps have been and are continuing to be taken in an effort to improve the profitability of the small group PPO business, including (i) implementation of renewal price quotes which have increased on average approximately 21% for insured business and 27% for self-insured business for policies with effective dates of September 1995 through November 1996, (ii) modification of the design of certain PPO products to adjust to the changed market conditions, inflation patterns and utilization trends, (iii) a tightening of underwriting practices by type of risk and state, (iv) review and modification of provider contracting arrangements, including direct contracting with providers to better control health care costs, and (v) review and modification of claims processing practices and procedures.

     COMMISSION EXPENSE RATIO -- The combined commission expense ratio for HMO products and small group PPO products for the three months ended September 30, 1996 decreased to 6.4% from 6.8% for the same period in the prior year. On a year-to-date basis, the combined commission expense ratio for the nine months ended September 30, 1996 decreased to 6.6% from 6.7% for the same period in the prior year. The commission ratio for small group PPO products for the three months ended September 30, 1996 was 11.2%, compared with 12.0% for the three months ended September 30, 1995. On a year-to-date basis, the commission ratio for small group PPO products for the nine months ended September 30, 1996 was 11.5%, compared with 12.1% for the nine months ended September 30, 1995. Over time, renewal business has gradually represented a larger proportion of the total small group PPO business. Since renewal commissions are typically lower than commissions on new sales, this has contributed to the decrease in the small group PPO commission ratio. The commission ratio for HMO products has remained steady at 0.5% for the three and nine month periods ended September 30, 1996 and 1995. Small group PPO products are sold exclusively through independent agents who are compensated through commissions, while the Company's HMO products are primarily sold directly by the Company's sales force. The costs of the Company's sales force are included in administrative expenses and are, therefore, not reflected in the commission expense ratio.

     ADMINISTRATIVE EXPENSE RATIO -- The combined administrative expense ratio for HMO products and small group PPO products for the third quarter of 1996 increased to 9.2% from 8.9% for the third quarter of 1995. On a year-to-date basis, the combined administrative expense ratio increased to 9.3% from 9.1% for the same period in the prior year. When the component ratios are viewed separately the administrative expense ratio for HMO products increased to 8.1% from 7.7% for the third quarter of 1995 and the year-to-date ratio increased to 8.3% from 8.1% for the same period in the prior year. The third quarter ratio for small group PPO products for the three months and nine months ended September 30, 1996 increased to 10.1% from 9.9% for the same periods in the prior year. The Company has taken steps to reduce the administrative expense ratio for small group PPO products including recent staff lay-offs and an ongoing intensive review of operating expenses for every department within AMS.

OTHER EXPENSES

     Premium taxes and other assessments for the third quarter of 1996 decreased to $3.2 million from $3.4 million for the third quarter of 1995, while the year-to-date totals increased to $10.3 million from $9.3 million for the same period in the prior year. The year-to-date increase is due primarily to premium taxes on the increased volume of business sold by AMS outside Wisconsin.

     Interest and profit sharing on joint ventures for the third quarter of 1996 decreased to $2.9 million from $5.6 million for the third quarter of 1995, while the year-to-date totals increased to $11.3 million from $11.0 million for the same period in the prior year. Of these balances, $2.2 million and $4.5 million for the three months ended September 30, 1996 and 1995, respectively, and $9.1 million and $8.9 million for the nine months ended September 30, 1996 and 1995, respectively, were due to investment income and realized investment gains on funds held by the Company on behalf of American Medical Security Insurance Company (AMSIC), an insurance subsidiary of AMS. The higher amount of interest and profit sharing on joint ventures in the third quarter of 1995 was due to the higher level of realized gains in that quarter. See "Investment Income and Realized Gains."

     The Company also recorded interest expense related to the issuance of $45.0 million of Subordinated Notes in 1993 totaling $0.9 million for the three months ended September 30, 1996 and 1995, and $2.6 million for the nine months ended September 30, 1996 and 1995.

NET INCOME

     Consolidated net income for the three months ended September 30, 1996 decreased to $4.3 million, or $0.34 per share, from $6.3 million, or $0.50 per share, for the same period in the prior year. Consolidated net income for the nine months ended September 30, 1996 increased to $7.8 million, or $0.62 per share, from $4.8 million, or $0.37 per share, for the same period in the prior year.

   Pre-tax income (loss) for small group PPO products for the three months ended September 30, 1996 decreased to a loss of $0.8 million, compared with a gain of $1.0 million for the same period in the prior year. Pre-tax income (loss) for small group PPO products for the nine months ended September 30, 1996 improved to a loss of $9.9 million, compared with a loss of $10.6 million for the same period in the prior year. The improvement on a year-to-date basis is due primarily to investment income on the increased capital base to support this line of business. See "Investment Income and Realized Gains."

     Pre-tax income for HMO products for the three months ended September 30, 1996 increased to $3.2 million, compared with $1.2 million for the same period in the prior year. Pre-tax income for HMO products for the nine months ended September 30, 1996 increased to $5.4 million, compared with $2.2 million for the same period in the prior year. The increase in pre-tax income is due primarily to an improved medical loss ratio in 1996, compared with the prior year. See "Expense Ratios - Medical Loss Ratio."

     Pre-tax income for specialty managed care products and services for the three months ended September 30, 1996 decreased to

$5.7 million, compared with $8.8 million for the same period in the prior year, due primarily to the large amount of realized gains recorded in the third quarter of 1995. Excluding investment income and realized gains, results for the third quarter of 1996 increased 4.8%, compared with the same quarter in the prior year. On a year-to-date basis, pre-tax income for specialty managed care products and services increased to $20.3 million for the nine months ended September 30, 1996 compared with $19.3 million for the same period in the prior year. The second quarter of 1996 includes a gain of $1.6 million from the sale of the vision line of business.

     The Company's effective tax rate for the third quarter of 1996 increased to 39.1%, compared with 35.7% for the same quarter in the prior year. On a year-to-date basis, the Company's effective tax rate increased to 39.9% for the nine months ended September 30, 1996, compared with 37.9% for the nine months ended September 30, 1995. The increase in the overall effective tax rate is due to a change in the mix of income by unit along with different state tax requirements by unit. The effective tax rate for the Company's HMO subsidiaries is approximately 40% versus the effective tax rate for UWIC and UWLIC which approximates 36%.

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

     Historically, the Company has generated positive cash flow from operations. For the nine months ended September 30, 1996, however, net cash provided by (used in) operating activities amounted to a use of $12.6 million, compared with $8.8 million provided by operating activities for the same period in the prior year. The use of cash in 1996 was due primarily to a reduction in funds held on behalf of AMSIC due to the reduced profitability on the business sold by AMS and cash payments to AMSIC during the first nine months of 1996, as discussed further below. Due to periodic cash flow requirements of certain subsidiaries the Company made borrowings under its bank line of credit ranging up to $14.4 million during the first nine months of 1996 to meet short-term cash needs, and $1.2 million was outstanding at September 30, 1996.

     In conjunction with the AMS joint venture, the Company holds funds to support policy reserves, holds AMSIC's undistributed net profits on this business, and credits investment income and realized investment gains or losses to AMSIC on the funds held balance at the Company's average portfolio rate. The Company held

$143.7 million and $117.3 million of funds on behalf of AMSIC at December 31, 1995 and September 30, 1996, respectively, of which $83.4 million and $82.8 million, respectively, were utilized to offset reinsurance recoverable balances from AMSIC on the Company's balance sheet in accordance with SFAS No.
113. These funds are included in cash and investments, and $60.3 million and $34.5 million were accessible as of December 31, 1995 and September 30, 1996, respectively, upon request by AMSIC without prior approval of the Company. The decrease in funds accessible by AMSIC during the first nine months of 1996 is due primarily to cash payments to AMSIC totalling $17.0 million during 1996, net losses allocable to AMSIC on the small group PPO and life business sold by AMS of approximately $3.5 million during the nine-month period, and a $5.3 million decrease in unrealized gains on investment securities which is included in the funds held balance.

     As of September 30, 1996, the Company owned approximately 12% of the common stock of AMS and, through reinsurance agreements with AMSIC, the Company retains 50% of the small group PPO and life business sold by AMS on the books of UWIC and UWLIC. In June 1996, the Company executed a letter of intent for an early exercise of the Company's option under the 1988 Joint Venture Agreement to acquire the approximately 88% of AMS common stock that the Company did not own through a merger (the "Merger") of AMS with and into the Company. On July 31, 1996, the parties executed a definitive merger agreement (the "Merger Agreement") which provides that, upon effectiveness of the Merger, all outstanding shares of capital stock of AMS (other than shares owned by the Company and shares with respect to which dissenters' rights are exercised) will be converted into the right to receive $67.0 million in cash and 3,694,280 newly issued shares of Company common stock. All outstanding options to purchase shares of AMS capital stock will be converted into the right to receive options of equivalent value to acquire Company common stock. Shareholders of both AMS and the Company have approved the Merger, and the Merger will become effective as soon as practicable after receipt of all necessary regulatory approvals which are expected to be obtained by the end of 1996. The transaction will be accounted for under the purchase method of accounting. Effective October 1, 1996, the Company terminated the reinsurance agreements with AMSIC and will record 100% of the small group PPO and life business sold by AMS on behalf of UWLIC.

     The Company's investment portfolio consists primarily of investment grade bonds and has a limited exposure to equity securities. At December 31, 1995, $471.8 million or 86.8% of the Company's total investment portfolio was invested in bonds. At September 30, 1996, $405.7 million or 86.5% of the Company's total investment portfolio was invested in bonds. At December 31, 1995 and September 30, 1996, the bond portfolio had an average quality rating of "Aa3" by Moody's Investor Service, and the majority of the bond portfolio was classified as available for sale. In accordance with SFAS No. 115, bonds classified as available for sale are recorded on the Company's balance sheet at market value. The market value of the total bond portfolio exceeded amortized cost by $10.6 million at December 31, 1995 and was less than amortized cost by $3.6 million at September 30, 1996. Unrealized holding gains and losses on bonds classified as available for sale are included as a component of shareholders' equity, net of applicable deferred taxes and amounts attributable to funds held on behalf of an affiliated reinsurer. The Company has no investments in mortgage loans, non-publicly traded securities (except for common and preferred stock of AMS), real estate held for investment or financial derivatives (except for principal only strips of U. S. Government securities).

     In December 1995, UWIC borrowed $65.0 million from BCBSUW under a Surplus Note Agreement, which was guaranteed by the Company. The Surplus Note provided UWIC with regulatory capital needed to replace capital paid to the Company in the form of a dividend in December 1995. The dividend and Surplus Note are part of a capital restructuring plan designed to transfer capital from UWIC to UWLIC to support UWLIC's retention of the small group PPO business beginning in 1996. As of September 30, 1996, the entire $65.0 million has been repaid to BCBSUW.

     The Company's anticipated expansion of its business requires capital levels sufficient to support premium growth. The Company's compound annual growth rate in premium revenue for the five years ended December 31, 1995 was 28.7%, due principally to the growth of small group PPO products. While the future rate of growth is uncertain, growth in premium revenue is expected to continue. In addition, effective October 1, 1996, the Company terminated the reinsurance agreements with AMSIC and will record 100% of the premium revenues on the business sold by AMS, compared with the 50% recorded through September 30, 1996.

     From time to time, the Company makes capital contributions to its subsidiaries to assist them in maintaining appropriate levels of capital and surplus for regulatory and rating purposes. Compcare, Valley, Unity, UWIC and UWLIC are required to maintain certain levels of statutory capital and surplus. In Wisconsin, where a large percentage of the Company's premium is written, these levels are based upon the amount and type of premiums written and are calculated separately for each subsidiary. As of September 30, 1996, statutory capital and surplus for each of these insurance subsidiaries exceeded required levels.

     In compliance with applicable state insurance regulations, UWIC and UWLIC have deposited securities with various states aggregating $5.5 million at September 30, 1996. In addition, HMOs are required to maintain a deposit with the State of Wisconsin for future assessments for HMO insolvencies. As of September 30, 1996, the combined deposit for Compcare, Valley and Unity was $4.4 million. States in which UWIC and UWLIC are licensed to do business independently establish deposit requirements. Increases in deposit levels, resulting in the segregation of certain investments, may adversely affect the Company's liquidity.

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

     The Company believes that internal funds and periodic borrowings on its bank line of credit will be sufficient to finance planned growth for the foreseeable future, other than financing required in connection with the acquisition of the remaining interest of AMS, which will be financed with newly issued common stock of the Company and borrowings of approximately $70.0 million from BCBSUW. In the event the Company seeks additional financing to facilitate long-term growth, the Company believes that such financing could be obtained through equity offerings, debt offerings, financings from BCBSUW or other bank borrowings, as market conditions may permit or dictate.

     This report contains certain forward looking statements with respect to the financial condition, results of operations and business of the Company. Such forward looking statements are subject to inherent risks and uncertainties that may cause actual results to differ materially from those contemplated by such forward looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among others, the following possibilities: (1) the steps being taken to improve the profitability of the small group PPO business and to reduce the administrative expense ratio for small group PPO products do not have the effect that the Company expects; (2) competitive pressure in the health care industry increases significantly; and (3) general economic conditions, either nationally or in the states in which the Company does business are less favorable than expected.

PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

       In February 1994, Compcare and BCBSUW filed a lawsuit in U.S. District Court, Western District of Wisconsin against The Marshfield Clinic (the "Clinic") and Security Health Plan of Wisconsin, Inc., a Wisconsin HMO sponsored by the Clinic ("Security"), asserting that the defendants committed violations of antitrust law through monopolization of physician services and HMO services in northern and north central Wisconsin. BCBSUW and Compcare sought: (i) treble damages to compensate for excessive payments to the Clinic and lost revenues due to the defendants' anti-competitive actions, as well as (ii) certain injunctive relief intended to remedy and prevent the defendants from maintaining their anti-competitive behavior. On January 4, 1995 a jury found in favor of BCBSUW and Compcare and awarded damages to BCBSUW and Compcare in the amount of approximately $48.5 million (after trebling), of which approximately $17.0 million was allocable to Compcare. On March 22, 1995 the U.S. District Court, Western District of Wisconsin affirmed the jury's verdict but reduced the damage award to approximately $16.8 million (after trebling) of which approximately $15.2 million is allocable to Compcare. The Court also awarded injunctive relief enjoining the Clinic from various anti-competitive acts and requiring that the Clinic contract with Compcare for HMO services on a non-discriminatory basis. The Clinic and Security filed for appeal with the Seventh Circuit Court of Appeals.

       In May, 1995, the Seventh Circuit stayed the injunctive order pending the Court's ruling on the case. On September 18, 1995 the Seventh Circuit affirmed the District Court's decision on the per se violation of dividing the market and ordered another trial to determine the damages resulting from the violation. The Seventh Circuit reversed the District Court on the other counts.

       On October 2, 1995, BCBSUW and Compcare filed a petition for a rehearing with the Seventh Circuit. The U.S. Justice Department and the Federal Trade Commission filed an amici brief in support of BCBSUW and Compcare.

       The Seventh Circuit denied the rehearing petition but on October 13, 1995, issued amendments to its original decision. On October 18, 1995 BCBSUW and Compcare filed a motion to stay the retrial pending their Petition for a Writ of Certiorari to the U.S. Supreme Court which the Seventh Circuit granted. In January 1996, BCBSUW and Compcare filed a petition for a Writ of Certiorari ("Petition") with the U.S. Supreme Court on the reversed counts.

       The U.S. Supreme Court denied the Petition in March 1996. A new trial is scheduled for April 14, 1997, in the District Court to determine the amount of damages for those violations affirmed by the Seventh Circuit and for the awarding of attorneys' fees. An injunction was entered by the District Court on September 10, 1996 prohibiting the Clinic or Security from entering into any agreements to divide markets and requiring the Clinic to send a copy of the injunction to six named provider groups. This injunction may be amended after trial.

       On April 20, 1995, April 27, 1995 and May 10, 1995, suits against the Company and certain of its officers were filed in United States District Court for the Eastern District of Wisconsin on behalf of purchasers of the Company's common stock between February 7, 1995 and April 18, 1995. The suits allege that the Company violated federal securities laws by issuing false and misleading statements regarding the Company, its financial condition and operations and seek damages yet to be defined. The suits were subsequently consolidated into one action. The Company and its officers have denied the plaintiffs' allegations and announced that they will vigorously defend the consolidated action. Motions to Dismiss filed on behalf of the defendants are pending.


ITEM 2.    CHANGES IN SECURITIES

           None.


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           None.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None.


ITEM 5.    OTHER INFORMATION

       In June 1996, the Company executed a letter of intent for an early exercise of the Company's option under the 1988 Joint Venture Agreement to acquire the approximately 88% of AMS common stock that the Company did not own through a merger (the "Merger") of AMS with and into the Company. On July 31, 1996, the parties executed a definitive merger agreement (the "Merger Agreement") which provides that, upon effectiveness of the Merger, all outstanding shares of capital stock of AMS (other than shares owned by the Company and shares with respect to which dissenters' rights are exercised) will be converted into the right to receive $67.0 million in cash and 3,694,280 newly issued shares of Company common stock. All outstanding options to purchase shares of AMS capital stock will be converted into the right to receive options of equivalent value to acquire Company common stock. Shareholders of both AMS and the Company have approved the Merger, and the Merger will become effective as soon as practicable after receipt of all necessary regulatory approvals which are expected to be obtained by the end of 1996.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits

           2.1 Agreement and Plan of Merger dated as of July 31, 1996 between United Wisconsin Services, Inc., Blue Cross & Blue Shield United of Wisconsin, American Medical Security Group, Inc., (incorporated by reference to Registrant's Registration Statement on Form S-4 Registration No. 333-10935).

           11 Statement regarding computation of per share earnings, (incorporated by reference to Note 1 of Notes to Interim Consolidated Financial Statements).

       (b) Reports on Form 8-K

           (1) Current Report on Form 8-K dated August 28, 1996 including under Item 5 certain proforma financial information contained in Registrant's Registration Statement on Form S-4 (Registration No. 333-10935) filed August 31, 1996.

           (2) Current Report on Form 8-K dated September 17, 1996 including under Item 5 certain revised proforma financial information contained in Amendment No. 1 to Registrant's Registration Statement (Registration No. 333-10935) filed September 23, 1996.

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:        11/11/96
      -----------------------


                                      UNITED WISCONSIN SERVICES, INC.


                                               /s/ C. Edward Mordy
                                      ------------------------------------
                                      Vice President and Chief Financial Officer
                                           (Principal Financial Officer and
                                              Chief Accounting Officer)