Form 10-K405
period 1996-12-31
UNITED WISCONSIN SERVICES INC /WI
filed 1997-03-31
CIK 878897

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                ____________

                                  FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                       COMMISSION FILE NUMBER 0-19506

                       UNITED WISCONSIN SERVICES, INC.
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                WISCONSIN                               39-1431799
        (State of incorporation)           (I.R.S. Employer Identification No.)
        401 WEST MICHIGAN STREET
          MILWAUKEE, WISCONSIN                          53203-2896
(Address of principal executive offices)                (Zip Code)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:   (414) 226-6900
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

    Title of each class              Name of each exchange on which registered
    -------------------              -----------------------------------------
Common Stock, no par value                    New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes /X/    No / /

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

   As of February 28, 1997, there were issued and outstanding 16,371,806 shares of Common Stock; the aggregate market value of the shares of such stock held by non-affiliates of the registrant was $435,899,335 as of the same date, assuming solely for purposes of this calculation that all directors and executive officers of the Registrant are "affiliates." This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                     DOCUMENTS INCORPORATED BY REFERENCE
       Portions of United Wisconsin Services, Inc. Proxy Statement dated
                           April 18, 1997 (Part III)

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         UNITED WISCONSIN SERVICES, INC.
                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K
                      For the Year Ended December 31, 1996


                                                                          PAGE
                                                                          ----
PART I

Item 1   Business........................................................    3
Item 2   Properties......................................................   16
Item 3   Legal Proceedings...............................................   16
Item 4   Submission of Matters to a Vote of Security Holders.............   17
          Executive Officers of the Registrant...........................   17

PART II

Item 5   Market for Registrant's Common Equity...........................   19
Item 6   Selected Financial Data.........................................   19
Item 7   Management's Discussion and Analysis of Financial Condition and
          Results of Operations..........................................   20
Item 8   Financial Statements and Supplementary Data.....................   29
Item 9   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure...........................................   63

PART III

Item 10  Directors and Executive Officers of the Registrant..............   63
Item 11  Executive Compensation..........................................   63
Item 12  Security Ownership of Certain Beneficial Owners and Management..   63
Item 13  Certain Relationships and Related Transactions..................   63

PART IV

Item 14  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K.......................................................   64
         Schedule II - Condensed Financial Information of
          Registrant.....................................................   65
         Schedule IV - Reinsurance.......................................   68
         Schedule V - Valuation and Qualifying Accounts..................   69
Signatures...............................................................   70
Index to Exhibits........................................................   71

-------------------------------------------------------------------------------

                                    PART I

ITEM 1.  BUSINESS

GENERAL

   United Wisconsin Services, Inc. is a Wisconsin corporation organized in 1983. Its principal executive offices are located at 401 West Michigan Street, Milwaukee, Wisconsin 53203 and its telephone number at that address is (414) 226-6900. As used herein, the terms "the Company" or "UWS" include United Wisconsin Services, Inc. and its subsidiaries. This Annual Report on Form 10-K contains both historical and forward looking information. The forward looking statements may be significantly impacted by risks and uncertainties and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There can be no assurance that the Company can duplicate its past performance or that expected future results will be achieved. Readers are cautioned that a number of factors, which are described herein, could adversely affect the Company's ability to achieve these results, including the effects of health care reform, the continuation and renewal of the Company's joint ventures, and the effects of other general business conditions, including but not limited to, competition, medical cost trends, changes in reserve estimates, terms of provider contracts, premium rate changes, government regulation, capital requirements, administrative costs, general economic conditions and the retention of key employees.

   The Company is a leading managed care and employee benefits company serving markets in more than 44 states. The products and services offered by the Company comprise a broad range of group medical and related benefit products which provide employers with cost effective solutions to their employee benefits needs. The medical products are delivered through health maintenance organizations ("HMO") and preferred provider organizations ("PPO") that encourage or require use of contracting providers. HMOs and PPOs control health care costs by various means, including utilization controls such as pre-admission approval for hospital inpatient services, pre-authorization of outpatient surgical procedures, and utilization of contracted physicians. The Company also offers various specialty products and services including group life, dental, disability income, workers' compensation, and electronic claim transmission services.

   Since its acquisition by the Company in 1992, Valley Health Plan, Inc. ("Valley"), an HMO in northwestern Wisconsin, has operated as a joint venture with Midelfort Clinic-Mayo Regional Health System ("Midelfort"), its main provider. The joint venture and related agreements define terms of the relationship among the Company, Valley and Midelfort including payment for services and buyback rights among the joint venture partners. In December 1996, the original five year term of the joint venture agreement was extended through December 31, 1999. Unity Health Plans Insurance Corporation ("Unity"), an HMO serving western Wisconsin, was formed by the combination of HMO of Wisconsin Health Insurance Corporation and the business of U-Care HMO, Inc. which were purchased by the Company effective October 1, 1994. Unity is operated as a joint venture among the Company, Community Health Systems, LLC and University Health Care, Inc. ("UHC") which through their affiliates, Community Physicians' Network, Inc. ("CPN") and the University of Wisconsin-Madison Medical Center, constitute the provider networks for Unity. The original term of the joint venture agreement extends through September 30, 1999 and, along with related agreements, defines the payment terms and buyback provisions of the joint venture partners.

   From 1988 through November 1996, the Company's small group business was marketed and administered under a joint venture arrangement with American Medical Security Group, Inc. ("AMSG"). Under this arrangement, the premiums and earnings were generally split between the Company and AMSG with each party reporting fifty percent of premium and earnings. In addition, the Company's investment of 12% of the outstanding common stock of AMSG was reported on a cost basis.

   On December 3, 1996, the Company acquired via merger the 88% of AMSG which it did not previously own. Consideration paid in the acquisition was $71.8 million in cash and 3.7 million newly issued shares of UWS common stock. American Medical Security Holdings, Inc. ("AMS") was established as a holding company replacing

AMSG for the coordination of the small group business. Beginning in December 1996, 100% of the AMS small group results of operations are reflected in the Company's financial statements.

   The Company's HMO products are sold primarily by a salaried sales force to employers and other groups including Medicaid eligible individuals throughout Wisconsin. The small group PPO and complementary products are sold by an agency sales force to employer groups with an average size of less than ten employees in more than 30 states largely in the Midwest and south. Specialty products and services are sold through a variety of distribution channels to employer groups and providers in Wisconsin and throughout the United States.

HMO PRODUCTS

   PRODUCTS

   Compcare Health Services Insurance Corporation ("Compcare") offers both federally and non-federally qualified HMO managed health care products. The Company's federally qualified products have government mandated benefits and range from first dollar coverage to various combinations of co-payments that are paid by the member when services are rendered. Federally qualified products traditionally have maximum limits on co-payments and require minimum benefit levels. Compcare's federally qualified products have been attractive to organized labor groups, which usually require in their collective bargaining agreements that the employer offer a federally qualified HMO product. In addition, Compcare is the only federally qualified HMO in Wisconsin to market non-qualified products. The Company believes that Compcare's ability to provide both federally qualified and non-federally qualified HMO managed health care products allows Compcare to respond to employer needs by providing the employer with a broad range of coverage options.

   Valley offers the following plans: (i) the Group Plan, a comprehensive HMO plan; (ii) the Partner Plan, a traditional HMO plan which incorporates co-payments; (iii) Point-of-Service ("POS") products, which combined a traditional HMO plan with an out-of-network benefit with deductible and coinsurance; (iv) AgriHealth, an individual plan offered to farmers; (v) a second AgriHealth product ("AgriHealth II"), an individual product with front-end deductible and coinsurance; (vi) a Medicare Supplement product, an individual product designed to close the gap between health care costs incurred and government programs allowed payments; (vii) a small group product, combining managed care with deductibles and co-payments; and (viii) an HMO Medicaid plan, which is a comprehensive HMO plan for Medicaid recipients.

   Unity offers a comprehensive group plan which incorporates some co-payments and deductibles and a modified comprehensive group plan which incorporates co-payments and deductibles as well as coinsurance on certain benefits such as hospitalization and specialty care. Unity also offers an individual plan, including an in-area conversion plan, and a Medicare Supplement ("Select") plan. In addition, Unity markets POS plans with a wide variety of benefit options.

   The POS plans provide significant incentives for their members to utilize the plans' managed care benefits and provide reduced benefits and increased deductibles and co-payments when services are rendered by providers outside of the HMO networks. In order to receive the higher level of benefits available within the network, a member must follow gatekeeper requirements by receiving care from a primary care physician or be referred to a specialist by the primary care physician. These incentives lower the overall premium for the group, even though the POS premiums tend to be slightly higher than comparable traditional HMO products. As a result, POS plans provide a greater level of health care cost control than an offering of a traditional HMO and an indemnity plan. POS plans are sold generally as a complete replacement for an employer's HMO and indemnity offerings.

   MARKETING

   Marketing HMO products generally is a two-step process. Presentations are made first to employers. Once selected by an employer, the Company then directly solicits members from the employee base. During periodic

"open enrollments", when employees are permitted to change health care programs, the Company uses advertising and work site presentations to attract new members. Virtually all of the HMO employer group contracts are renewable annually, and enrollment is continuously affected by employee turnover within employer groups.

   As of December 31, 1996, HMO membership consisted of the following:

                              Commercial
                            HMO         POS        Medicaid      Total
                          -------      ------      --------     -------
         Compcare         106,489      23,492       19,655      149,636
         Valley            20,991      11,012        1,303       33,306
         Unity             62,997      10,366        5,784       79,147
                          -------      ------       ------      -------
                          190,477      44,870       26,742      262,089
                          -------      ------       ------      -------
                          -------      ------       ------      -------

   Significant factors in HMO selection by employers and employees include the composition of provider networks, quality of services, price, choice and scope of benefits and market presence. To the extent permitted by the Office of the Commissioner of Insurance for the State of Wisconsin ("OCI") and the federal government, the Company can offer an employer a wide spectrum of benefit options, including federally qualified and non-federally qualified products.
To address rising health care costs, some employers now consider a variety of health care options to encourage employees to use the most cost-effective form of health care services. These options, which include HMOs, POS and PPO plans, may either be self-funded or provided by third parties.

   Compcare's operations in the seven counties in southeastern Wisconsin
account for approximately 93.7% of its medical membership.   Valley operates
in a 15 county area in western Wisconsin and Unity operates in a 31 county area in southwestern and central Wisconsin. During 1996, the Company entered into two strategic partnerships to offer HMO products in northern Wisconsin. Compcare Northwest is a partnership with the Duluth Clinic to bring managed care operations to the underserved rural market. Northwoods Health Plans, LLC, is a joint venture formed with Howard Young Health Care, Inc., a leading provider of health care services in north central Wisconsin. The Company believes that expansion efforts should contribute to increased enrollment by attracting new employer groups, by increasing penetration in existing employer groups, and by broadening the Company's access to the Medicaid population.

   Through the Service Agreement, the Company utilizes Blue Cross & Blue Shield United of Wisconsin's ("BCBSUW") salaried sales force, consisting of 19 account representatives and customer relations personnel, 30 account executives, one agency manager, four agency consultants, and four sales directors, to market HMO products. The Company directly employs a sales staff of nine account executives, seven account representatives and customer relations personnel and one sales director, one agency manager and one agency consultant who market products for Unity as well as BCBSUW.

   PROVIDERS

   Compcare, Valley and Unity contract with physicians and hospitals to provide medical services to their members. Members designate one physician in the network as their primary care provider and are required to seek non-emergency care from this physician.

   Compcare has an extensive provider network in southeastern Wisconsin, which included 3,020 physicians, as of December 31, 1996. Compcare is the only HMO that contracts with all eight of the largest multi-specialty clinics in Milwaukee for the provision of health care services to its members. This network is augmented by individual physicians, hospitals and IPAs affiliated with Milwaukee's large hospitals. Providers outside of Milwaukee consist of multi-specialty clinics and hospitals. Ancillary services are provided under capitated arrangements through sub-networks including chiropractic, mental health, oral surgery, home care, durable medical equipment and vision.

   Approximately 86% of Valley's physician services are provided under an arrangement with Midelfort Clinic, Ltd., a Mayo Regional Practice, which the Company believes is the leading medical clinic in Eau Claire, Wisconsin. Arrangements with three smaller area clinics comprise the majority of the other Valley physician services provided. As of December 31, 1996, Valley's provider network consisted of 334 physicians. Valley has contracts with six hospitals which have accounted for the majority of Valley's hospital services.

   Unity contracts with CPN, an Independent Physician Association ("IPA"), and UHC, an affiliate of the University of Wisconsin Hospital and Clinics, which together provide 100% of the physician services for Unity's membership throughout its 31 county service area. CPN and UHC collectively contract with approximately 400 primary care providers and 2,100 specialists and ancillary health care providers. In addition, Unity contracts directly with approximately 50 acute care and specialty care hospitals.

   Compcare, Valley and Unity manage the cost of health care provided to their members through the method of payment and risk-sharing programs with physician groups and hospitals and with their utilization management program. The method of payment consists of a mixture of capitation, fee schedules and discounted fee-for-service arrangements. Capitation allows the payment of a fixed amount per member per month to providers, regardless of services provided, which stabilizes medical and dental costs. Capitation encourages providers to avoid unnecessary utilization of hospital, physician and ancillary health care services. For the year ended December 31, 1996, approximately 34%, 25% and 100% of Compcare's, Valley's and Unity's medical benefits, respectively, were provided under capitated arrangements.

   For certain medical providers, compensation for services is calculated on a discounted fee-for-service basis. Under this arrangement, the Company will reimburse physician groups for services rendered based upon negotiated fee schedules or usual and customary charges less an agreed upon discount. Hospitals may be reimbursed at a set per diem rate for each inpatient day, on a flat rate per procedure basis, or on a discounted charge basis. In fee-for-service arrangements, risks associated with utilization are retained by Compcare and Valley. However, such arrangements provide Compcare and Valley with greater pricing flexibility and opportunities to benefit by application of underwriting on a group specific or individual basis. Furthermore, fee schedule-based compensation allows Compcare and Valley to better target improvement in loss ratios through product development and benefit modification. Such changes are more difficult in a capitated system since capitation levels must be renegotiated before any effective changes can be made to benefits or products.

   Many physician groups and hospitals in Compcare's provider network elect to participate in stop-loss arrangements with the Company. These arrangements limit the facility's or group's claim liability to a fixed amount per member per year. Claim costs in excess of stop-loss limits are reimbursed by Compcare.

   COST CONTAINMENT

   Medical management and cost containment services for Compcare are provided by Meridian Managed Care, Inc. (see Specialty Managed Care Products and Services - MANAGED CARE CONSULTING). Services for Valley and Unity are coordinated by medical directors in conjunction with the medical staffs of their joint venture partners.

   MANAGEMENT INFORMATION SERVICES

   Each of the Company's HMOs utilizes information systems developed and/or customized specifically to meet the needs of the HMO. The information systems support marketing, sales, underwriting, contract administration, billing, financial and other administrative functions as well as provider capitation and claims administration, provider management, quality management and utilization review.

   The Company continually evaluates, upgrades and enhances the information systems which support its operations. Information systems utilized by Compcare and Valley are outsourced to a third party. Compcare is in the process of changing its outsourcing vendor to upgrade its capabilities.

SMALL GROUP PRODUCTS

   PRODUCTS

   AMS markets to individuals and small employers through a diverse offering of fully insured and self-insured PPO and traditional indemnity benefit plans covering approximately 410,200 lives. The average group size is 3 employees. AMS specializes in customizing employee benefit packages for individuals and businesses through IT'S YOUR CHOICE, a benefit option which allows businesses to offer employees multiple medical plans in a single package. CUSTOM PLUS is a voluntary program that allows employees to elect optional benefits such as life, dental, and short-term disability benefits with no minimum participation or employer contribution. PPO CARE EVERYWHERE is a national program offered to all AMS groups and employees with PPO plans to provide network benefits for treatment provided by participating networks while traveling away from their home network service area. LIFESTYLE CHOICE$ is a voluntary health awareness program designed to identify health risks and encourage positive lifestyle choices to reduce those risks. AMS helps employers assess their wellness programs, makes recommendations for improvement and supplies any needed resources for wellness program development.

   AMS includes Nurse Healthline, Inc., a confidential telephonic health advisory service providing information about health conditions, medications, cost-effective treatments and the location of a network provider. It is available 24 hours a day, 365 days a year and is included with every health benefit plan.

   AMS offers a full line of ancillary products to individuals and groups in conjunction with health care products including dental, employee and dependent term life, accidental death and dismemberment ("AD&D"), and short-term disability.

   The Premium Savings Plan, a section 125 Cafeteria Plan, is offered at no cost to fully insured groups of two or more and permits pre-tax contribution for employee health care premiums thereby reducing payroll taxes for the employer. The Advantage Plan is another plan also available to groups and their employees as a mechanism to fund unreimbursed medical, dental, or dependent care expenses on a pre-tax basis. This feature also reduces the amount employers pay in payroll taxes.

   MARKETING

   Small group products are marketed through licensed independent agents in 32 states and the District of Columbia. AMS has divided its sales territory into five regions, each of which is the responsibility of a Regional Vice President ("RVP"). The RVPs work with a number of regional sales managers located in 33 offices throughout the United States in coordinating the sales and marketing efforts.

   As of December 31, 1996, AMS marketed products through approximately 46,200 independent agents. The leading states with respect to premium during 1996 were Texas, Florida, Illinois, Michigan and Wisconsin, which accounted for 47.4% of AMS premium. For the year ended December 31, 1996, the top ten employer groups accounted for less than 1% of the premium on business sold by AMS.

   Independent agents are paid commissions on new and renewal sales. Compensation of RVPs and regional sales managers is based upon the level of commissions earned by the sales force for which they have responsibility.

   Significant factors influencing an employer's selection of the Company's small group products include price, flexibility of plan design, choice and scope of benefits, quality of service, reputation and quality of relationships with agents.

   PROVIDERS

   AMS utilizes over 80 commercial provider networks in 34 states for its managed care products. A master "payer" agreement is in place for each provider network that allows AMS to access the provider contracts for its PPO and exclusive provider organization ("EPO") products. These networks are made available to both fully insured products as well as AMS's self-insured product offerings.

   AMS also directly owns or controls commercial PPO networks in Texas, Florida, Iowa, Nebraska, Arizona and the Dakotas. These networks not only service AMS business but are offered to other insurers and third party administrators as a secondary source of income to AMS and to assure adequate volumes of business to support the provider contract pricing concessions which are largely volume related. AMS believes there is great value in owning provider networks in select markets as a way to directly interact with the provider networks as well as to effectively conduct its medical management initiatives.

   COST CONTAINMENT

   AMS obtains medical management services through both external and internal programs. Traditional utilization review for its managed care products is purchased from commercial PPO networks, including those owned or controlled by AMS. Precertification and case management is performed by AMS staff in their respective home offices through a combination of internally developed and commercially purchased software packages to prompt, guide and record medical management decisions. In addition, AMS has developed a series of programs to enhance its medical management effort and to offer preventative services.

   First, AMS has created LifestyleChoice$, an annual screening and evaluation of health care status available to covered employees and their dependents. This "wellness" screening program, along with individualized recommendations and a periodic newsletter, guides members to ways for improving their health.

   Second, AMS has developed a disease management program for insured members with chronic medical conditions such as asthma and diabetes. Disease management staff members frequently contact these "at risk" members to promote education and understanding of their medical condition and how to obtain and use resources efficiently.

   Third, AMS has developed a demand management telephonic service entitled Nurse Healthline. AMS insureds and families can access Nurse Healthline nurses 24 hours a day, seven days a week. By using a computerized algorithm based system, the nurses are able to determine the severity of the problem and assist the insured in making an informed healthcare decision.

   MANAGEMENT INFORMATION SYSTEMS

   AMS's health, dental, life, and short-term disability products use custom built management information systems for all administrative processing tasks. These systems include underwriting, billing, enrollment, claims processing, utilization management, sales reporting, network analysis and service and status reporting. These systems support all products and provider arrangements. The management information systems handle electronic receipt of claims, referrals and eligibility with networks and providers. The systems support both fully insured and self-insured administrative needs.

   AMS's management information systems are state of the art and modular. Evaluation and upgrades occur continuously. An artificial intelligence system is used for claims processing, eligibility, and enrollment tasks. The systems are flexible which allow quick new product introduction and legislative updates. In addition to electronic receipt of information, AMS systems can also electronically scan and image documents. AMS uses extensive personal computer-based network and software solutions that are integrated with its mainframe system which allows for its continuous enhancement with technology upgrades and other software solutions.

   AMS is nearing completion of development of a data warehouse that will provide eligibility, sales, billing, claims, provider and financial data.

SPECIALTY MANAGED CARE PRODUCTS AND SERVICES

   The Company expects to focus on the growth of the specialty products and services it offers. Such products and services include prepaid dental care, life and disability insurance, workers' compensation, managed care consulting, electronic claims processing, pharmaceutical services and other medical benefits.

   DENTAL

   The Company provides prepaid dental services to 169,063 members through Dentacare, which is the largest dental HMO in Wisconsin. Premium revenues attributable to Dentacare were $27.1 million for the year ended December 31, 1996. Dentacare contracts with group dental practices on a capitated basis throughout Wisconsin and northern Illinois. Members receive services through their selected dental center. In addition, Dentacare offers POS and out-of-area products. The Dentacare provider network had 232 dental providers as of December 31, 1996.

   Dentacare offers ten different products with varying benefit options, most of which cover 100% of preventive and diagnostic services. Other services are offered at various levels of coverage. All products cover pre-existing conditions and the full range of dental services, including orthodontics.

   LIFE AND DISABILITY

   The Company offers group term life and AD&D coverages as well as dependent life and accelerated death benefits. Short and long-term disability products have been designed to provide income replacement for an employee who becomes disabled through a non-work related situation. The Company's Rapid Pay plan is a unique short-term disability product by which claimants receive benefits on a timely basis with minimal up-front paperwork. As of December 31, 1996, the Company had a total of 185,717 life and disability certificates. Premium revenue related to life and disability products was $39.5 million for the year ended December 31, 1996. Life products are sold through United Wisconsin Life Insurance Company ("UWLIC"), which is licensed to do business in 38 states and the District of Columbia. United Wisconsin Insurance Company ("UWIC"), which sells disability products, is licensed in 35 states and the District of Columbia.

   An insurance company's rating is an important factor in establishing its competitive position. In 1996, UWIC was assigned a rating of "A (Excellent)" and UWLIC was assigned an "A- (Excellent)" by A.M. Best Company, Inc. ("Best"). The "A" and "A-" " (Excellent)" ratings are the third and fourth highest ratings given to insurance companies.

   MANAGED CARE WORKERS' COMPENSATION

   Through United Heartland, Inc. ("United Heartland"), the Company applies managed care techniques to the workers' compensation market in Wisconsin. United Heartland is a managing general agent that until January 1, 1995 was owned equally by the Company and Aon Corporation ("Aon"). On January 1, 1995, the Company exercised its option to acquire Aon's interest in United Heartland, thereby making United Heartland a wholly owned subsidiary of the Company. The workers' compensation coverage sold through United Heartland is underwritten by UWIC in those states where UWIC is licensed to provide such coverage. A reinsurance partner underwrites risk for coverage in those states where UWIC is not licensed to provide workers' compensation coverage. Premium revenue produced by United Heartland approximated $20.7 million during 1996. During 1996, the Company retained 50% of the workers' compensation risk and ceded the other 50% to a reinsurance partner.

   The Company believes the key elements to success in the workers' compensation insurance business are service to employers and control of workers' compensation costs through comprehensive loss control and claims management procedures. As part of its underwriting process, United Heartland performs a loss control review of each prospective insured prior to making a commitment to provide coverage. It also scrutinizes the employer's commitment toward developing or improving light duty/return to work programs, safety awareness programs, supervisor training in accident investigation and enforcement of safety in the workplace. United Heartland also reviews the financial resources of the employers to verify an ability to follow through on any commitments made that may require a capital expenditure.

   In claims management, United Heartland utilizes medical management resources to assist in the adjustment of its claims, which include: (i) access to BCBSUW's usual and customary charges database; (ii) the PPO network established by the Company for United Heartland clients; and (iii) access to the hospital bill audit and medical staff of the Company as needed in claims handling. The Company believes this managed care capability, combined with a commitment to communicating with employers, employees and medical providers, assists United Heartland in monitoring the major cost factors of workers' compensation claims. Cost savings have been demonstrated as United Heartland's customers over the five year period ended December 31, 1996 have experienced a 16 percent drop in the cost of their workers' compensation claims.

   MANAGED CARE CONSULTING

   Through Meridian Resource Corporation ("Meridian"), the Company specializes in providing consulting and technical services to insurance companies, employers, providers, government agencies, coalitions and other organizations to make sound decisions regarding health care benefits and more effective health care delivery. Consulting services include: health care data analysis, hospital cost indexing and analysis, feasibility studies and economic analysis. Technical services include: hospital bill audit, data analysis and reporting, claims audit, and subrogation recovery services. Meridian has also established a niche for itself in collecting salvage and subrogation recoveries for self-insured groups and other health insurers.

   In order to promote team work, collaboration and increase the effectiveness of its managed care programs, the Company has consolidated its medical management functions into its wholly owned subsidiary Meridian Managed Care, Inc. ("MMC"). Within MMC are formal programs in Care Services Management, Quality Improvement, Network Management, Pharmacy Services, as well as a Medical Director function. MMC primarily serves the population of Compcare and BCBSUW but also markets its programs to non-affiliated organizations.

   MMC controls costs by promoting quality and efficiency, on behalf of enrolled individuals and populations, across the continuum of care. This broad based program allows MMC to effectively manage care within diverse products, networks and geography. Central to its effectiveness is promoting and developing partnerships with providers. Physicians play an active role in MMC programs. MMC's full time Medical Directors, along with a panel of practicing community physicians serving as Consulting Medical Directors are involved in all aspects of planning, implementation and administration of MMC processes. This ensures our programs promote best practices while being sensitive to the current structure of our local care delivery systems.

   Meridian's Utilization Management Program provides comprehensive, custom-designed strategies which protect our members and control costs by ensuring cost effective, quality care. Meridian's traditional Utilization Management Program offers inpatient prior authorization, admission review, continued stay review, discharge planning, patient education, appropriateness review, and outpatient procedure review. The Company's focused review program uses outcomes analysis to measure and shape health care delivery by working with hospitals and affiliated physicians. Data is analyzed to identify providers producing favorable treatment outcomes in a cost-effective manner and then promoting local best practice.

   Case management identifies high risk and/or high cost care. By focusing on these cases, case managers can negotiate cost effective alternatives to care, decrease hospitalization, and reduce health care costs. Case Managers also work with hospital discharge planners and family members to provide assistance in determining the availability of benefits.

   Studies show that 47% of emergency room visits are inappropriate. MMC's nurseline triage program is designed to reduce an expensive inefficiency in today's health care delivery system. Nurses are available 24 hours a day, seven days a week, to help make informed health care decisions. The nurses use clinically developed algorithms to provide primary care assessment, decision counseling, self-care information and referrals. They help callers make appropriate decisions about primary health care needs, disease prevention, major medical procedures, and provider selection.

   The Company's disease management program is designed to limit or slow the progression of the disease process while improving or maintaining the patient's health. Specific disease state programs are developed based on the needs of the population. These programs include asthma, diabetes, congestive heart failure and prenatal programs. MMC has been able to demonstrate significant cost savings, improved satisfaction, as well as improved outcomes in these small, high cost, vulnerable populations.

   Meridian's Health Policy Department is responsible for evaluating new emerging and existing technologies to assist in establishing direction to the Company for medical guidelines, policies and procedures. Qualified practicing community physicians are actively involved with the technical assessment bringing local expertise of national and community standards of care and best practices.

   MMC operates a comprehensive, Board of Directors approved Quality Improvement ("QI") Program. This QI program seeks to assure quality of care through a comprehensive system of monitoring mechanisms designed to identify problems in the delivery of health care services to its members or to identify opportunities for improvement in these services, both at the plan-wide and provider level.

   The QI program is designed to meet or exceed National Committee for Quality Assurance ("NCQA") expectations. The Company performs in-depth credentialing of its broad networks and performs population based QI studies and initiatives. MMC actively involves community physicians in reviewing QI, satisfaction, Health Plan Employer Data and Information Set ("HEDIS"), outcomes, and other data to guide its efforts at guideline development, study design, program structure and other aspects of the medical management programs through formal QI and credentialing committees.

   Network management, in addition to network development and maintenance, provides analysis and profiling of the delivery of services by contracted facilities, physicians and other vendors. Eighty-four percent of physicians in Wisconsin practice in a group practice. Therefore, analysis primarily focuses on process and outcome measures related to population associated with organized systems of care. By adjusting the data for severity using Ambulatory Care Groups, the Company has discovered trends and variations that have lead to sophisticated and useful provider feedback. This data has also allowed the Company to refine its best practice benchmarks and provide input into contract evaluation and improvement of care management processes.

   Pharmacy Management Services promotes appropriate and cost effective pharmaceutical utilization through formulary development, pharmacy network management, pharmacy and therapeutics committee, and concurrent and retrospective drug utilization review. Central to the program is the pharmacy benefit management company, The Right Rx, that performs rebate management for Compcare, BCBSUW and non-affiliated clients, representing approximately 1.4 million lives.

   Revenues from managed care consulting services amounted to $8.9 million for the year ended December 31, 1996.

   ELECTRONIC CLAIM SUBMISSION

   United Wisconsin Proservices, Inc. ("Proservices") provides software and claim submission services and has created the largest provider/insurer network for such services in Wisconsin, extending to 4,000 providers including hospitals, physicians and 400 home health agencies and more than 350 insurers. Proservices electronically transmits more than six million medical claims annually for such clients as Medicare, Medicaid, private insurers, TPAs and re-pricers. During 1996, Proservices purchased clinic management software as a companion product to its existing software. Along with the software, Proservices secured contract licenses of 78 home health care providers.

   MANAGED MENTAL HEALTH

   The Company owns a 53 percent interest in CNR Health, Inc. ("CNR") which provides cost-effective health care management for mental health and substance abuse services including network development, claims processing, and stand-alone and integrated Employee Assistance Programs. The behavioral health carve out program is available on a self-funded or insured basis. Insured products are underwritten by UWLIC. CNR also provides medical/surgical utilization management, large case management, and specialty programs for accident and disability, prenatal care and workers' compensation. CNR manages over 826,000 lives. For the year ended December 31, 1996, CNR's revenue was $16.4 million.

COMPETITION

   The managed care industry is highly competitive. During the past few years, the managed care industry in Wisconsin and the upper Midwest has experienced consolidation. The Company believes the principal competitive features affecting its ability to retain and increase membership include the price of benefit plans offered, the composition of provider networks, quality of service, responsiveness to user demands, financial stability, comprehensiveness of coverage, diversity of product offerings and market presence and reputation. Although the Company is a leading provider of managed care services in Wisconsin, the Company may experience increased competition in the future.
Many of the Company's competitors are larger, have considerably greater financial resources and distribution capabilities and offer more diversified types of insurance coverage than the Company. In addition, because most of the Company's products are marketed to some extent through independent agencies, most of which represent more than one company, the Company experiences competition within each agency.

   Since 1988, a number of large national multiline insurers have exited the small group health insurance market. The major competition for the Company's small group health care products sold by AMS comes from national and regional firms with a specific focus on the small group market. The small group, agency-controlled market is price sensitive, and the business is put out for bid more frequently than larger group business. Insurers in the small group health care product market compete primarily on the basis of price, responsiveness to user demands, diversity of product offerings, quality of service, reputation and quality of agency relations.

REINSURANCE

   The Company maintains in force both "quota share" and "excess of loss" reinsurance treaties. Quota share reinsurance is a contractual arrangement whereby the reinsurer assumes an agreed percentage of certain risks insured by the ceding insurer and shares premium revenue and losses proportionately. The Company's quota share reinsurance treaties allocate the total amount of business subject to the treaties between the Company and the respective parties to the treaties. The excess of loss reinsurance treaties relate primarily to Specialty Managed Care Products and Services. Except for affiliates of the Company, all reinsurers with which the Company contracts are rated "A- (Excellent)" or better by Best.

INVESTMENTS

   The Company attempts to minimize its business risk through conservative investment policies. Investment guidelines set quality, concentration and return parameters. Individual fixed income issues must carry an investment grade rating at the time of purchase, with an ongoing average portfolio rating of "A-" or better, based on ratings of Standard & Poor's Corporation or another nationally recognized securities rating organization. The Company invests in securities authorized by applicable state laws and regulations and follows investment policies designed to maximize yield, preserve principal and provide liquidity. The Company's portfolio contains no investments in mortgage loans or non-publicly traded securities except for investments in affiliates.

   With the exception of short-term investments and securities on deposit with various state regulators, investment responsibilities have been delegated to external investment managers. Such investment responsibilities, however, must be carried out within the investment parameters established by the Company, which are amended from time to time.

   Securities which may be sold prior to maturity to support the Company's investment strategies, such as in response to changes in interest rates, the yield curve concentration or sector concentration, are classified as available for sale and are stated at market value with unrealized holding gains and losses reported as a component of shareholders' equity in accordance with Statement of Financial Accounting Standard No. 115. Securities for which the Company has both the positive intent and ability to hold to maturity are recorded at amortized cost. Bonds which are held to meet deposit requirements of the various states are classified as held to maturity. All other bonds are classified as available for sale.

   The table below reflects investment results for the periods indicated:

                                               YEARS ENDED DECEMBER 31,
                                        --------------------------------------
                                          1994           1995           1996
                                        --------       --------       --------
                                         (IN THOUSANDS, EXCEPT PERCENTAGES)

Average invested assets (1)             $399,354       $479,885       $523,066
Net investment income (2)                 22,144         27,278         30,918
Average yield                               5.54%          5.68%          5.91%
Net realized gains (losses)               $1,649        $12,915        $12,996
Net unrealized gains (losses)
 on stocks and bonds                     (17,013)        20,649         10,101

__________________
(1) Average of aggregate investment amounts at the beginning of each year and at the end of each quarter during 1994 and the end of each month during 1995 and 1996.
(2) Amounts are calculated net of investment expenses, but prior to adjusting for other interest income and expense. Includes interest expense on surplus note of $196,000 and $1,228,000 in 1995 and 1996, respectively.

REGULATION

   Government regulation of employee benefit plans, including health care coverage, health plans and the Company's specialty managed care products, is a changing area of law that varies from jurisdiction to jurisdiction and generally gives responsible administrative agencies broad discretion. The Company believes that it is in compliance in all material respects with the various federal and state regulations applicable to its current operations. To maintain such compliance, it may be necessary for the Company or a subsidiary to make changes from time to time in its services, products, structure or operations. Additional governmental regulation or future interpretation of existing regulations could increase the cost of the Company's compliance or otherwise affect the Company's operations, products, profitability or business prospects.

   The Company is unable to predict what additional government regulations, if any, affecting its business may be enacted in the future or how existing or future regulations might be interpreted. A number of jurisdictions have enacted small group insurance and rating reforms which generally limit the ability of insurers and health plans to use risk selection as a method of controlling costs for small group business. These laws may generally limit or eliminate use of pre-existing conditions exclusions, experience rating and industry class rating and limit the amount of rate increases from year to year. Under these laws, cost control through provider contracting and managing care may become more important, and the Company believes its experience in these areas will allow it to compete effectively.

   Increasingly, states are considering various health care reform measures and are adopting laws or regulations, which may limit the Company's health plans' and insurance operations' ability to control which providers are part of their networks and may hinder their ability to effectively manage utilization and cost. The Company is unable to predict what reforms, if any, may be enacted or how these reforms would affect the Company's operations.

   HMOS. Wisconsin and the other states in which the Company offers HMO products have enacted statutes regulating the activities of those health plans. Most states require periodic financial reports from HMOs licensed to operate in their states and impose minimum capital or reserve requirements. In addition, certain of the Company's subsidiaries are required by state regulatory agencies to maintain restricted cash reserves represented by interest-bearing instruments which are held by trustees or state regulatory agencies to ensure that adequate financial services are maintained or to act as a fund for insolvencies of other HMOs in the state.

   As a federally qualified HMO, Compcare must file periodic reports with, and is subject to periodic review by, the Department of Health and Human Services, the Health Care Financing Administration and the Office of Prepaid Health Care. The Company's other HMOs are only subject to state regulation because they are not federally qualified HMOs.

   The Company's HMOs which have Medicaid contracts are subject to both federal and state regulation regarding services to be provided to Medicaid enrollees, payment for those services and other aspects of the Medicaid program. Medicaid has in force and/or has proposed regulations relating to fraud and abuse, physician incentive plans and provider referrals which may affect the Company's operations.

   Several of the Company's health plans have contracts with the Federal Employees Health Benefit Plan ("FEHBP"). These contracts are subject to extensive regulation, including complex rules relating to the premiums charged. FEHBP has the authority to retroactively audit the rates charged and frequently seeks premium refunds and other sanctions against health plans participating in the program. The Company's health plans which have contracted with FEHBP are subject to such audits and may be requested to make such refunds.

   INSURANCE REGULATION. The Company's insurance subsidiaries are subject to regulation by the Department of Insurance in each state in which the entity is licensed. Regulatory authorities exercise extensive supervisory power over insurance companies in regard to the licensing of insurance companies; the amount of reserves which must be maintained; the approval of forms and insurance policies used; the nature of, and limitation on, an insurance company's investments'; periodic examination of the operations of insurance companies; the form and content of annual statements and other reports required to be filed on the financial companies condition of insurance companies; and the establishment of capital requirements for insurance companies. The Company's insurance company subsidiaries are required to file periodic statutory financial statements in each jurisdiction in which they are licensed. Additionally, such companies are periodically examined by the insurance departments of the jurisdiction in which they are licensed to do business.

   The NAIC adopted the Risk-Based Capital ("RBC") for Life and/or Health Insurers Model Act ("RBC Model Act"), effective December 31, 1993, to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks associated with: (i) asset quality; (ii) mortality and morbidity; (iii) asset and liability matching; and (v) other business factors. The RBC Model Act formula is used by the states to monitor trends in statutory capital and surplus for the purpose of initiating regulatory action. The NAIC adopted similar RBC requirements for property and casualty insurance companies effective December 31,1994 and currently is developing RBC requirements for health organizations including HMOs. The Company has calculated the risk-based capital for its life and property and casualty subsidiaries as of December 31, 1996 using the applicable RBC formula. These calculations produced risk-based capital levels which exceed the levels at which the RBC formulas recommends intervention by regulatory authorities. The proposed RBC requirements for HMOs are not expected to have a significant effect on the Company's capital requirements.

   Under the Wisconsin Statutes, insurance companies must provide the OCI with advance notice of any dividend that is more than 15% larger than any dividend for the corresponding period of the previous year. In addition, the OCI may disapprove any "extraordinary" dividend; that is, any dividend which, together with other dividends paid by an insurance company in the prior twelve months, exceeds the lesser of: (i) 10% of statutory capital and surplus as of the preceding December 31; or (ii) with respect to a life insurer, net income less realized gains for the calendar year preceding the date of the dividend; or (iii) with respect to a non-life insurer, the greater of (ii) above or the aggregate net income less realized gains for the three calendar years preceding the date of the dividend less distributions made within the first two of those three years.

   Based upon the financial results of the Company's insurance subsidiaries for the year ended December 31, 1996 and after taking into consideration the $15.0 million in extraordinary dividends paid from the insurance subsidiaries to UWS in 1996, $8.8 million remains available for 1997 dividend payments to the Company from its insurance subsidiaries without regulatory approval.

   INSURANCE HOLDING COMPANY REGULATIONS. The Company is a holding company which conducts all of its business through subsidiaries and is subject to insurance holding company laws and regulations. Under Wisconsin law, acquisition of control of the Company, and thereby indirect control of its insurance subsidiaries, requires the prior approval of the OCI. "Control" is defined as the direct or indirect power to direct or cause the direction of the management and policies of a person. Any purchaser of 10% or more of the outstanding voting stock of a corporation is presumed to have acquired control of the corporation and its subsidiaries unless the OCI, upon application, determines otherwise.

   Each of the Company's insurance subsidiaries are subject to regulation under state insurance holding company regulations. Such insurance holding company laws and regulations generally require registration with the state Department of Insurance and the filing of certain reports describing capital structure, ownership, financial condition, certain intercompany transactions and general business operations. Various notice and reporting requirements generally apply to transactions between companies within an insurance holding company system, depending on the size and nature of the transactions. Certain state insurance holding company laws and regulations require prior regulatory approval or, in certain circumstances, prior notice of, certain material intercompany transfers of assets as well as certain transactions between the regulated companies, their parent holding companies and affiliates, and acquisitions.

   TPAs. Certain subsidiaries of the Company are also licensed as third-party administrators ("TPAs") in states where such licensing is required for their activities. TPA regulations, although differing greatly from state to state, generally contain certain required administrative procedures, periodic reporting obligations and minimum financial requirements.

   PPOs. Certain of the Company's subsidiaries' operations may be subject to PPO regulation in certain states. PPO regulations generally contain certain network, contracting, financial and reporting requirements which vary from state to state.

   UTILIZATION REVIEW REGULATIONS. A number of states have enacted law and/or adopted regulations governing the provision of utilization review activities. Generally, these laws and regulations require compliance with specific standards for the delivery of services, confidentiality, staffing, and policies and procedures of private review entities, including the credentials required of personnel. Some of these laws and regulations may affect certain operations of the Company's business units.

   ERISA. The provision of goods and services to or through certain types of employee health benefit plans is subject to the Employee Retirement Income Security Act of 1974 ("ERISA"). ERISA is a complex set of laws and regulations that are subject to periodic interpretation by the United States Department of Labor. ERISA places certain controls on how UWS's business units may do business with employers covered by ERISA, particularly employers that maintain self-funded plans. The Department of Labor is engaged in an ongoing ERISA enforcement program which may result in additional constraints on how ERISA-governed benefit plans conduct their activities. There recently have been legislative attempts to limit ERISA's preemptive effect on state laws. If such limitations were to be enacted, they might increase UWS's liability exposure under state law-based suits relating to employee health benefits offered by

UWS's health plans and specialty businesses and may permit greater state regulation of other aspects of those businesses' operations.

EMPLOYEES

   As of February 28, 1997, the Company had 3,485 full-time and 176 part-time employees, of whom 514 were managerial and supervisory personnel. Of these employees, 129 were represented by a union. The Company considers its relations with its employees to be good.

TRADEMARKS

   "Compcare" is a federally registered service mark of the Company. The Company has filed for and maintains several other trademarks and trade names at the federal level and in the State of Wisconsin. Although the Company considers its registered service marks, trademarks and trade names important in the operation of its business, the business of the Company is not dependent on any individual service mark, trademark or tradesman.

ITEM 2.  PROPERTIES

   The Company owns a 380,000 square foot office building in Green Bay, Wisconsin which houses employees who service the small group business. The Company also occupies common facilities with BCBSUW and is charged a proportionate share of the cost of such facilities under the Service Agreement. The Company's corporate headquarters are principally located in Milwaukee, Wisconsin in a 235,000 square foot building leased by BCBSUW. The Company also utilizes space in a Milwaukee regional office leased by BCBSUW, which has approximately 299,000 square feet of office and warehouse space. In addition, the Company's business is sold and serviced in four other Wisconsin regional offices leased by BCBSUW and a 40,000 square foot facility in Sauk City, Wisconsin owned by Unity.

ITEM 3.  LEGAL PROCEEDINGS

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

   The U.S. Supreme Court denied the Petition in March 1996. The case has been remanded to the District Court for retrial on the issue of damages for those violations affirmed by the Seventh Circuit and for the entry of injunctive relief and awarding of attorneys' fees. The trial date has been set for April 14, 1997.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   On October 30, 1996, a special meeting of the shareholders of UWS was held at which the following matters were submitted to and voted on by the shareholders. The results of the votes are set forth below:

1. Shareholders voted to approve the merger of AMSG with and into UWS pursuant to an Agreement and Plan of Merger among AMSG, UWS, BCBSUW, Wallace J. Hilliard and Ronald A. Weyers; 10,031,844 votes were for the proposal, 24,281 votes were against the proposal, and there were 19,699 abstentions and 0 broker non-votes.

2. Shareholders voted to approve amendments to the United Wisconsin Services, Inc. Equity Incentive Plan to (i) increase the number of shares available for granting thereunder, (ii) limit the number of shares which may be granted to individual participants, (iii) change the requirements for membership on the committee which administers the plan, and (iv) permit the gifting of non qualified options; 9,726,754 votes were for the proposal, 306,475 votes were against the proposal, and there were 42,595 abstentions and 0 broker non-votes.

   The foregoing matters are described in detail in UWS's definitive Joint Proxy Statement/Prospectus dated September 17, 1996 for the special meeting of stockholders held on October 30, 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT

   As of March 10, 1997 the Executive Officers of the Company are as follows:

     Name           Age     Title
Thomas R. Hefty      49     Chairman of the Board, President, Chief Executive
                             Officer and Director
Stephen E. Bablitch  43     Vice President, General Counsel and Secretary
Devon W. Barrix      54     Vice President
Roger A. Formisano   48     Executive Vice President and Chief Operating
                             Officer and President of Compcare and Meridian
Mark H. Granoff      50     Vice President and President of UWIC and UWLIC
Gail L. Hanson       41     Vice President and Treasurer
Samuel V. Miller     51     Executive Vice President
C. Edward Mordy      53     Vice President and Chief Financial Officer
Emil E. Pfenninger   45     Vice President and President of United Heartland
Penny J. Siewert     40     Vice President of Regional Services
Mary Traver          46     Vice President

   Officers are elected to serve, subject to the discretion of the Board of Directors, until their successors are appointed. There are no family relationships among any of the directors and/or executive officers of the Company.

   Thomas R. Hefty has been a director of the Company since 1983, and was elected President in December 1986 and Chairman of the Board in July 1991. Since 1987, he has served in various capacities with the Company's subsidiaries and joint ventures. Mr. Hefty has been Chairman of the Board and a director of BCBSUW since 1988, having joined BCBSUW in 1982 and later serving as President. From 1979 to 1982, Mr. Hefty was Deputy Insurance Commissioner for the State of Wisconsin.

   Stephen E. Bablitch joined the Company in October 1996 as General Counsel, Vice President and Secretary. Mr. Bablitch has been General Counsel, Vice President and Secretary of BCBSUW since October 1996 as well. Prior to joining the Company and BCBSUW, Mr. Bablitch was an attorney with Dewitt, Ross and Stevens, Madison, Wisconsin from 1991 to 1996.

   Devon W. Barrix was elected a Vice President of the Company on December 14, 1994 following the Company's acquisition of Unity and its parent, HMO-W, Incorporated. Mr. Barrix was the Chief Executive Officer of Unity (formerly HMO of Wisconsin Insurance Corporation) from 1985 until November 1994 and was the President of Unity until August 1996. He now serves as Vice President of Business Development.

   Roger A. Formisano was elected Executive Vice President and Chief Operating Officer of the Company in August 1995. Mr. Formisano had been a Vice President of the Company since February 1992. He serves as President of Compcare and Meridian. Mr. Formisano was a Professor in the School of Business of the University of Wisconsin-Madison from 1978 to 1993. He also serves in various capacities with the Company's subsidiaries and joint ventures, and is a director of Integrity Mutual Insurance Company and Wisconsin Sports Authority, Inc., both privately held companies.

   Mark H. Granoff was elected a Vice President of the Company in August 1991 and was elected President of UWIC and UWLIC in July 1991. He has served in various capacities with some of the Company's other subsidiaries since April 1991. Mr. Granoff has been a Vice President of BCBSUW since 1990. Prior to joining BCBSUW, from 1988 to 1990 Mr. Granoff served as Employee Benefits Marketing Vice President for Business Men's Assurance Company of America, an insurance company.

   Gail L. Hanson has been Treasurer of the Company since 1987 and was elected Vice President in August 1996. She has served in various capacities with the Company's subsidiaries since 1984. Ms. Hanson was elected Vice President and Treasurer of BCBSUW in August 1996 and had been Assistant Vice President and Treasurer since 1987, having joined BCBSUW in 1984 as the Controller of UWIC.

   Samuel V. Miller was elected Executive Vice President of the Company in December 1995. He was elected President and Chief Operating Officer of AMS in October 1996. Mr. Miller was Senior Vice President and a member of the planning group for the Travelers Group from 1994 to 1995. From 1987 to 1994, Mr. Miller served as President and Chief Executive Officer of Amex Life Assurance Co., a subsidiary of the American Express Company.

   C. Edward Mordy has been a Vice President and the Chief Financial Officer of the Company since 1987. He has served in various capacities with the Company's subsidiaries since 1987. Mr. Mordy has been a Vice President and Corporate Controller of BCBSUW since 1986.

   Emil E. Pfenninger was elected a Vice President of the Company in February 1995 and President of United Heartland in September 1990. Mr. Pfenninger was the Underwriting Manager with CNA Insurance Companies from December 1987 to September 1990.

   Penny J. Siewert was elected Vice President of Regional Services of the Company in August 1995. Ms. Siewert joined BCBSUW in 1977 and has served in various capacities. Ms. Siewert was elected Vice President of Operations for BCBSUW in 1990, Vice President of Special Markets for BCBSUW in 1992, and Vice President of Regional Services for BCBSUW in 1995.

   Mary Traver is a Vice President of the Company. Ms. Traver was Vice President and General Counsel of the Company from 1988 to 1996 and Secretary from January 1992 to 1996. She has served in various capacities with some of the Company's subsidiaries and joint ventures since 1987. Ms. Traver was General Counsel of BCBSUW from 1987 to 1996, Secretary of BCBSUW from 1992 to 1996, and a Vice President of BCBSUW since 1988. She assumed the position of Regional Vice President for the Southwestern region of BCBSUW in 1996.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY.

   The Common Stock is traded on the New York Stock Exchange ("NYSE") under the symbol "UWZ". The following table sets forth the per share high and low sale prices for the Common Stock as reported on the NYSE for the periods indicated and the cash dividends paid per share for those periods.


                                     High       Low    Cash Dividends Paid
                                    ------    ------   -------------------
   YEAR ENDED DECEMBER 31, 1996:
     First Quarter                  $23.88    $19.63         $0.12
     Second Quarter                  26.00     19.38          0.12
     Third Quarter                   29.25     21.13          0.12
     Fourth Quarter                  29.25     23.50          0.12

                                     High       Low    Cash Dividends Paid
                                    ------    ------   -------------------
   YEAR ENDED DECEMBER 31, 1995:
     First Quarter                  $44.38    $30.75         $0.12
     Second Quarter                  40.88     18.63          0.12
     Third Quarter                   24.50     18.50          0.12
     Fourth Quarter                  26.50     20.50          0.12

The dividend for the fourth quarter of 1996 of $0.12 per share was paid on March 26,1997 to shareholders of record at the close of business on March 12, 1997.

As of March 1, 1997, there were 316 shareholders of record of Common Stock. Based on information obtained from the Company's Transfer Agent and from participants in security position listings and otherwise, the Company has reason to believe there are more than 5,600 beneficial owners of shares of Common Stock.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.

   The following selected financial data as of and for each of the five years in the period ended December 31, 1996 have been derived from the Company's consolidated financial statements, which have been audited by Ernst & Young, LLP, independent auditors. The following data should be read in conjunction with the Company's consolidated financial statements, the related notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                   AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                                         --------------------------------------------------------------
                                           1992        1993        1994          1995          1996
                                         ---------   ---------   ---------   -----------   -----------
                                         (IN THOUSANDS, EXCEPT PER SHARE DATA AND OPERATING STATISTICS)
STATEMENT OF INCOME DATA:
  Revenues:
    Premium revenue                      $ 395,672   $ 554,135   $ 730,980   $   973,279   $ 1,089,134
    Other revenue                            6,526       7,955      15,997        24,191        30,567
    Investment income                       13,430      16,634      22,112        27,932        30,614
    Realized investment gains                3,135       3,992       1,649        12,915        12,996
                                         ---------   ---------   ---------   -----------   -----------
      Total revenues                       418,763     582,716     770,738     1,038,317     1,163,311

  Expenses:
    Medical and other benefits             311,906     428,316     556,090       815,616       897,582
    Commission expenses                     17,559      33,917      52,850        64,451        72,165
    Administrative expenses                 45,123      63,372      89,637       116,470       142,932
    Premium taxes and other assessments      3,203       5,916       9,066        12,891        14,141
    Interest and profit sharing on
     joint ventures                          3,941       5,727       7,638        15,170        13,606
    Interest expense on debt                   --        1,560       3,487         3,483         3,761
    Interest expense with affiliate            --          --          --            --            564
    Amortization of goodwill and other
     intangibles                               152          80         195           678         1,511
    Dividends on preferred stock of
     subsidiary                              2,449       2,449       2,449           204           --
                                         ---------   ---------   ---------   -----------   -----------
      Total expenses                       384,333     541,337     721,412     1,028,963     1,146,262
                                         ---------   ---------   ---------   -----------   -----------
  Income before income tax expense and
    cumulative effect of accounting
    changes                                 34,430      41,379      49,326         9,354        17,049
  Income tax expense                         8,566      14,536      16,563         2,981         6,846
                                         ---------   ---------   ---------   -----------   -----------
  Income before cumulative effect of
   accounting changes                       25,864      26,843      32,763         6,373        10,203
    Cumulative effect of accounting
     changes                                   --           98         --            --            --
                                         ---------   ---------   ---------   -----------   -----------
  Net income                             $  25,864   $  26,941   $  32,763   $     6,373   $    10,203
                                         ---------   ---------   ---------   -----------   -----------
                                         ---------   ---------   ---------   -----------   -----------
  Earnings per common share              $    2.34   $    2.43   $    2.81   $      0.50   $      0.79
                                         ---------   ---------   ---------   -----------   -----------
                                         ---------   ---------   ---------   -----------   -----------
  Weighted average common shares
   outstanding                              11,070      11,070      11,601        12,551        12,892
  Cash dividends per common share        $    0.48   $    0.48   $    0.48   $      0.48   $      0.48

OPERATING STATISTICS:
    Medical loss ratio(1)                     81.0%       78.5%       77.1%         85.4%         84.4%
    Selling, general and
     administrative expense ratio(1)          12.5%       15.1%       16.8%         15.9%         16.1%
BALANCE SHEET DATA:
    Cash and investments                 $  239,920  $  353,983  $  455,886  $   581,637   $   518,269
    Total assets                            274,393     416,203     556,171      721,289       836,120
    Medical and other benefits payable       51,119     114,248     162,933      245,118       240,338
    Debt                                        --       45,000      44,960       44,898        55,788
    Preferred stock of subsidiary            30,000      30,000      30,000          --            --
    Redeemable preferred stock                  --        1,370       2,007          --            --
    Total shareholders' equity               98,108     125,387     171,705      212,411       313,655

(1) Ratios are based on premium revenues and related expenses for HMO products. See Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     United Wisconsin Services, Inc. (the Company) is a leading provider of managed health care services and employee benefit products. The Company's three primary product lines are (i) Health Maintenance Organization (HMO) products, including Compcare Health Services Insurance Corporation (Compcare), Valley Health Plan, Inc. (Valley), Unity Health Plans Insurance Corporation (Unity) and certain point-of-service (POS) and other related products managed by Compcare and Valley; (ii) small group managed care and life products sold through American Medical Security Holdings, Inc. (AMS), formerly American Medical Security Group, Inc., and (iii) specialty managed care products and services, including dental, life, disability and workers' compensation products, managed care consulting, electronic claim submission, pharmaceutical management and managed mental health services. These three product groups represented the following percentages of the Company's premium and other revenue and the following amounts of income (loss) before income tax expense for the periods noted.


                                                YEARS ENDED DECEMBER 31,
                                             ------------------------------
                                                 1996     1995     1994
                                                 ----     ----     -----
                                             (AS A PERCENTAGE OF THE TOTAL)
PREMIUM AND OTHER REVENUE
  HMO products                                   37.6%    40.3%    39.3%
  AMS products                                   52.5     49.7     50.3
  Specialty managed care products
   and services                                  11.1     10.8     10.8
  Intercompany eliminations                      (1.2)    (0.8)    (0.4)
                                                -----    -----    -----
       Total                                    100.0%   100.0%   100.0%
                                                -----    -----    -----
                                                -----    -----    -----

                                                (IN MILLIONS OF DOLLARS)
INCOME  (LOSS) BEFORE INCOME TAX EXPENSE
  HMO products                                  $ 7.1    $ 2.4    $ 8.1
  AMS products                                   (2.9)    (7.6)    34.6
  Specialty managed care products
   and services                                  21.0     19.0     10.4
  Holding company expenses                       (8.2)    (4.4)    (3.8)
                                                -----    -----    -----
       Total                                    $17.0    $ 9.4    $49.3
                                                -----    -----    -----
                                                -----    -----    -----

     Reclassifications have been made to the product line amounts shown above for 1994 and 1995 to conform with the 1996 presentation. The life products sold by AMS are now included in the AMS products category; previously, they were included with specialty products and services. This reclassification was made in conjunction with the AMS merger (AMS Merger), as discussed further below.

     The Company's revenues are derived primarily from premiums, while medical benefits constitute the majority of expenses. Profitability is directly affected by many factors including premium rate adequacy, estimates of medical benefits, health care utilization, effective administration of benefit payments, operating efficiency, investment returns and federal and state laws and regulations.

RESULTS OF OPERATIONS

TOTAL REVENUES

     Total revenues in 1996 increased 12.0% to $1.16 billion from $1.04 billion in 1995. Total revenues in 1995 increased 34.7% from $770.7 million in 1994. These increases were due primarily to increased premium revenue.

     PREMIUM AND OTHER REVENUE -- HMO premiums in 1996 increased 4.9% to $421.2 million from $401.6 million in 1995. HMO premiums in 1995 increased 36.9% from $293.4 million in 1994. The increase in HMO premiums for 1995 was due primarily to the acquisition of HMO-W, Incorporated and the business of U-Care HMO, Inc. (U-Care), both effective October 1, 1994, which accounted for $76.3 million of
the 1995 increase.   Upon acquisition, the business of U-Care was transferred to
Unity (formerly HMO of Wisconsin Insurance Corporation), an insurance subsidiary of HMO-W, Incorporated, via a bulk reinsurance transaction. Average HMO medical premium per member in 1996 increased 2.9%
from 1995.  Average HMO medical premium per member in 1995 increased 4.6%
from 1994. The average number of HMO medical members in 1996 increased 1.6% to 259,506 from 255,471 in 1995. The average number of HMO medical members in 1995 increased 33.0% from 192,017 in 1994, due primarily to the HMO acquisitions in the fourth quarter of 1994.

     Premiums on AMS products in 1996 increased 18.2% to $585.2 million from $495.3 million in 1995, which followed a 31.7% increase from $376.0 million in 1994. The increase in AMS premiums for 1996 was due primarily to the acquisition of the 88% of AMS that the Company did not already own. See Note 2 of Notes to the Consolidated Financial Statements. Prior to the merger of the Company and AMS effective December 3, 1996, the Company retained 50% of the premium revenue and 50% of the profit (loss) on small group managed care and life business sold by AMS. Following the AMS Merger, the Company retained 100% of the premium revenue and 100% of the profit (loss) on small group managed care and life business sold by AMS. This additional 50% of premium revenue for the month of December 1996 accounted for $43.7 million or 48.6% of the premium revenue increase in 1996. The increase in AMS premiums for 1995 was due primarily to substantial growth in the average number of insured medical contracts outstanding. The average number of small group insured medical contracts outstanding increased 6.1% in 1996 to 313,613 from 295,457 in 1995. The average number of small group insured medical contracts during 1995 increased 31.1% from 225,417 in 1994. Average insured medical premium per contract increased 4.9% during 1996 and 1.4% during 1995, compared with the respective prior year average premium amounts. In general, targeted premium rate increases were offset by a shift to products with lower benefit levels and contract growth in lower cost geographic areas. See "Expense Ratios - Medical Loss Ratio" for a further discussion of pricing actions on small group products.

     Premium and other revenue from specialty managed care products and services in 1996 increased 14.8% to $124.1 million from $108.1 million in 1995. Premium and other revenue in 1995 increased 34.4% from $80.4 million in 1994. The increase in 1996 was due to (i) an increase in premium revenues of $6.4 million, including an increase of $2.2 million for life and disability products and an increase of $3.6 million for dental products, driven by increases in contracts, and (ii) an increase in other revenues of $9.6 million due primarily to increased managed care and consulting services and a gain on the sale of the vision line of business. The increase in 1995 was due to (i) an increase in premium revenues of $15.1 million, including an increase of $2.6 million for life and disability products and an increase of $2.2 million for dental products, driven by increases in contracts, an increase of $5.1 million in workers' compensation premiums, and an increase of $4.7 million in premiums assumed under certain federal and state reinsurance programs, and (ii) an increase in other revenues of $12.6 million due primarily to increased managed care and consulting services.

     INVESTMENT INCOME -- Investment income in 1996 increased 9.6% to $30.6 million from $27.9 million in 1995. Investment income in 1995 increased 26.3% from $22.1 million in 1994. These increases were due primarily to an increased level of invested assets due to growth in premiums and recent capital raising activities. In July 1994, the Company issued 1,000,000 new shares of its common stock (Common Stock) in a public offering and in February 1995 issued another 484,500 new shares of Common Stock to the public. The net proceeds of $26.1 million from the 1994 stock offering and $16.6 million from the 1995 stock offering contributed to the increased level of invested assets. Offsetting these increases, UWIC expended $30.0 million in January 1995 to redeem its outstanding preferred stock.

     Average invested assets in 1996 increased 9.0% to $523.1 million from $479.9 million in 1995. Average invested assets in 1995 increased 20.2% from $399.4 million in 1994. Average annual investment yields, excluding net realized gains, were 5.9%, 5.7% and 5.5% for 1996, 1995 and 1994, respectively.

     Net realized investment gains in 1996 increased to $13.0 million from $12.9 million in 1995. Net realized investment gains in 1995 increased to $12.9 million from $1.6 million in 1994. Investment gains are realized in the normal investment process in response to market opportunities. During 1996, securities were sold as funds were transferred from United Wisconsin Insurance Company
(UWIC) to United Wisconsin Life Insurance Company (UWLIC) associated with the transfer of claim reserves on AMS' small group managed care business and to effect capital contributions totaling $70.0 million from the Company to UWLIC to provide UWLIC with sufficient capital to support the transfer from UWIC to UWLIC of the small group managed care business sold by AMS. The transfer of the small group managed care business and supporting capital from UWIC to UWLIC was completed in anticipation of the Company's acquisition of the remaining interest in AMS through the AMS Merger. See "Liquidity and Capital Resources". The source of funds for these capital contributions was a dividend from subsidiaries in December 1995, which was substantially collected from UWIC. During 1995, gains were realized as appreciated equity securities were sold in the process of rebalancing the portfolio to its targeted equity exposure. Prior to the AMS Merger, the Company held funds on behalf of an insurance subsidiary of AMS, an affiliated reinsurer.
Investment income and realized gains attributable to those funds are included in their respective captions on the statements of income and are offset by amounts reported as a component of interest and profit sharing on joint ventures on the Company's statements of income.

EXPENSE RATIOS

     MEDICAL LOSS RATIO -- The combined medical loss ratio for HMO and AMS products was 84.4% in 1996 compared with 85.4% in 1995 and 77.1% in 1994. The increase in the combined medical loss ratio in 1995 was due to increases in both the HMO and AMS component loss ratios. In 1996, both the HMO and AMS component loss ratios decreased, as discussed below.

     The medical loss ratio for HMO products in 1996 was 89.8%, compared with 91.1% in 1995 and 88.0% in 1994. The 1995 increase is attributed to the competitive market conditions in southeastern Wisconsin, where pricing pressures coupled with increased utilization have had an adverse impact on Compcare's loss ratio. The Company has taken steps to lower the medical loss ratio for HMO products, including, among other actions, renegotiation of provider contracts, selectively increasing premium rates, review of underwriting practices, review of managed care procedures, and selective product design changes.

     The medical loss ratio for AMS products in 1996 was 80.3%, compared with 80.5% in 1995 and 68.3% in 1994. The increase in the medical loss ratio for AMS products since 1994 was due primarily to higher than expected incurred claims, beginning in the fourth quarter of 1994 and accelerating into the first and second quarters of 1995. During 1995, management determined that the liability for unpaid insured medical claims at December 31, 1994 was deficient by approximately $5.6 million, net of amounts allocated to an insurance subsidiary of AMS. This deficiency was charged to operations during the first six months of 1995, which increased the reported medical loss ratio for 1995 by approximately 1.2 percentage points. Products sold by AMS, which are more sensitive to changes in health care costs than the Company's other products, have been adversely affected since the first quarter of 1995 by an increase in the rate of health care inflation. The rate of change for health care costs for the small group managed care products on a per contract basis experienced a significant increase in late 1994 and early 1995. Since the second quarter of 1995, the rate of change in health care costs for insured medical products sold by AMS has steadily decreased from approximately 14% to approximately 8% currently. This stability in the rate of inflation has allowed the Company to better estimate health care costs in the pricing of its products.

     The increase in medical costs in 1995 and 1996 has affected other companies operating in the small group marketplace. The small group managed care products utilize a variety of provider reimbursement arrangements, many of which are based on, but do not necessarily control, provider prices. A number of steps have been and are continuing to be taken in an effort to improve the profitability of the small group managed care business, including (i) implementation of increased renewal price quotes, (ii) modification of the design of certain small group managed care products to adjust to the changed market conditions, inflation patterns and utilization trends, (iii) a tightening of underwriting practices by type of risk and state, (iv) review and modification of provider contracting arrangements, including direct contracting with providers to better control health care costs, (v) review and modification of claims processing practices and procedures, and (vi) review of profitability by market and state.

     During the fourth quarter of 1996, as part of the Company's state-by-state review of market profitability, a pre-tax charge of $2.0 million was recorded for the accelerated recognition of losses on two discontinued blocks of AMS small group managed care business in Texas and Kentucky. This one-time charge is not included in the reported medical loss ratio for AMS products for 1996.

     COMMISSION EXPENSE RATIO -- The commission ratio for AMS medical products decreased to 11.4% in 1996 from 12.1% in 1995 and 12.8% in 1994. Over time, renewal business has gradually represented a larger proportion of the total AMS medical business. Since renewal commissions are typically lower than commissions on new sales, this has contributed to the decrease in the AMS medical commission ratio. The commission ratio on AMS Life products reflected a similar trend, decreasing to 19.3% in 1996 from 19.9% in 1995 and 21.4% in 1994. The commission ratio for HMO products has remained relatively steady at 0.5% for 1996, 1995 and 1994. AMS products are sold exclusively through independent agents who are compensated through commissions, while the Company's HMO products are primarily sold directly by the Company's sales force. The costs of the Company's sales force are included in administrative expenses and are, therefore, not reflected in the commission expense ratio.

     ADMINISTRATIVE EXPENSE RATIO -- The administrative expense ratio for AMS medical and life products combined has remained relatively steady at 10.2% in 1996, compared with 10.1% in 1995 and 10.0% in 1994. Prior to the AMS Merger, the Company paid a negotiated fee to a third party administrator (TPA) subsidiary of AMS to administer the business underwritten by the Company, which contributed to the stability of this ratio. Following the AMS Merger, any profit or loss of AMS' TPA subsidiary will be recorded on the books of the Company. AMS has taken steps recently to reduce administrative expenses related to the processing of AMS medical and life products, including recent staff reductions and an ongoing intensive review of operating expenses for every department within AMS.

     The administrative expense ratio for HMO products was 8.4% in 1996, 7.9% in 1995, and 8.9% in 1994. The decrease in 1995 was due primarily to a reduction in expenses related to the Company's profit sharing and bonus programs for employees due to the lower profits in 1995.

OTHER EXPENSES

     Premium taxes and other assessments for 1996 increased to $14.1 million, from $12.9 million in 1995 and $9.1 million in 1994. These increases were due primarily to premium taxes on the increased volume of business sold by AMS outside Wisconsin. Premium taxes and other assessments also include expenses related to Wisconsin's Health Insurance Risk Sharing Plan (HIRSP), a state program that provides health insurance to individuals who cannot obtain commercial health coverage. HIRSP is subsidized by health insurance carriers doing business in the State of Wisconsin. Expenses related to HIRSP fluctuate based on assessments from the state and totaled $1.7 million, $3.3 million and $1.5 million in 1996, 1995 and 1994, respectively.

     Interest and profit sharing on joint ventures was $13.6 million in 1996, compared with $15.2 million in 1995 and $7.6 million in 1994. Of these balances, $2.8 million, $2.6 million and $1.4 million in 1996, 1995 and 1994, respectively, represent profit sharing expenses related to the Unity and Valley acquisitions, and $10.7 million, $12.4 million and $6.1 million in 1996, 1995 and 1994, respectively, were due to investment income and realized investment gains on funds held by the Company on behalf of an insurance subsidiary of AMS. The gross funds held balance, which includes amounts for both medical and other benefits payable and undistributed profits subject to allocation of investment returns, increased during the three-year period from $88.7 million at the beginning of 1994 to $121.7 million at November 30, 1996, just prior to the AMS Merger. Following the AMS Merger, the funds held balance is eliminated in consolidation. See "Investment Income and Realized Gains" for a discussion of the increase in realized gains in 1996.

     As discussed further in Note 2 of Notes to Consolidated Financial Statements, the Company borrowed $70 million from Blue Cross & Blue Shield United of Wisconsin (BCBSUW) to fund a portion of the AMS Merger. Interest expense related to this note totaled $0.6 million in 1996. In conjunction with the AMS Merger, the Company also recorded $150.0 million of goodwill and other intangibles and $22.2 million of related deferred taxes. Amortization expense for the month of December 1996 of $0.6 million related to these intangibles, along with the $0.6 million of debt service costs are included in pre-tax income for AMS products.

     Amortization of goodwill and other intangibles recorded on the consolidated statements of income totaled $1.5 million in 1996, including amounts related to the AMS Merger discussed above plus $0.8 million related to other acquisitions, compared with $0.7 million and $0.2 million of amortization expense in 1995 and 1994, respectively.

     In 1995, the Company granted an executive officer of the Company an option to purchase 7,113 shares of common stock of AMS owned by the Company which upon completion of the AMS Merger, were converted into options to purchase shares of the Common Stock. Upon conversion, the Company recorded compensation expense of $2.1 million. This non-recurring charge was included as an expense of the parent company and was not reported in pre-tax income for AMS products.

NET INCOME

     Consolidated net income in 1996 increased 60.1% to $10.2 million from $6.4 million in 1995. Consolidated net income in 1995 decreased 80.5% from $32.8 million in 1994. The lower earnings in 1995 were due primarily to the increase in health care costs for small group managed care products and to a lesser extent for HMO products. Earnings per share increased to $0.79 in 1996, compared with $0.50 in 1995 and $2.81 in 1994.

     The Company's effective tax rate was 40.2% in 1996, compared with 31.9% in 1995 and 33.6% in 1994. The increase in the effective tax rate in 1996 was due primarily to a higher proportion of the Company's income being generated by its HMO subsidiaries, which record higher effective tax rates than the Company's other subsidiaries due to state tax implications.

     AMS products recorded a pre-tax loss of $2.9 million in 1996, compared with a pre-tax loss of $7.6 million in 1995 and pre-tax income of $34.6 million in 1994. The improvement in 1996 is due primarily to an increase of $6.1 million in investment income and realized gains, net of amounts allocated to an insurance subsidiary of AMS prior to the AMS Merger. This increase in investment income is due to the reallocation of capital in 1996 to support this line of business. The decrease in pre-tax income in 1995 is due to the increase in the medical loss ratio. See "Expense Ratios - Medical Loss Ratio."
Following the AMS Merger, pre-tax income for AMS products includes 100% of the profit or loss on the business sold by AMS, as well as interest expense and amortization of goodwill and other intangibles recorded in conjunction with the AMS Merger, as discussed previously. In addition, pre-tax income for AMS products includes the financial results for all other AMS subsidiaries acquired in the AMS Merger. The financial results of these other subsidiaries were not material to the 1996 financial statements.

     Pre-tax income for HMO products in 1996 nearly tripled to $7.1 million from $2.4 million in 1995, due primarily to an improved medical loss ratio. Pre-tax income for HMO products in 1995 decreased 70.4% from $8.1 million in 1994, due primarily to an increase in the medical loss ratio. See "Expense Ratios - Medical Loss Ratio."

     Pre-tax income for specialty managed care products and services in 1996 increased 10.3% to $21.0 million from $19.0 million in 1995, due primarily to an increase of $3.5 million in the net underwriting gain related to life and disability products, a $1.6 million gain recorded on the sale of the vision line of business, partially offset by a decrease of $2.1 million in investment income and realized gains related to all specialty products and services due to the capital reallocation to support AMS products. Pre-tax income for specialty managed care products and services in 1995 increased 83.5% from $10.4 million in 1994, due primarily to an increase of $7.6 million in investment income and realized gains related to all specialty products and services, and an increase of $1.1 million in the net underwriting gain related to workers' compensation products.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's sources of cash flow consist primarily of premium revenue and investment income. The primary uses of cash include medical and other benefits, commissions and administrative expense payments. Positive cash flows are invested pending future payments of medical and other benefits and other operating expenses. The Company's investment policies are designed to maximize yield, preserve principal and provide liquidity to meet anticipated payment obligations.

     Historically, the Company has generated positive cash flow from operations. For 1996, however, net cash provided by or used in operating activities amounted to a use of $9.9 million, compared with $48.7 million provided in 1995 and $94.3 million provided in 1994. The decrease in cash flow from operations in 1996 and 1995 was due primarily to a reduction in the funds held on behalf of American Medical Security Insurance Company (AMSIC) due to the reduced profitability on the business sold by AMS and cash payments to AMSIC totaling $17.0 million during the first eleven months of 1996. Due to periodic cash flow requirements of certain subsidiaries, the Company made borrowings under its bank line of credit ranging up to $14.4 million during 1996 to meet short-term cash needs, and $1.2 million was outstanding on this line of credit at December 31, 1996.

     Prior to the AMS Merger, the Company held funds in accordance with the AMS joint venture agreement. Investment income and realized investment gains or losses were credited to AMSIC on the funds held balance at the Company's average portfolio rate. The Company held $121.7 million of funds on behalf of AMSIC at November 30, 1996, just prior to the AMS Merger. Following the AMS Merger, the funds held balance was eliminated in consolidation. The Company held $143.7 million of funds on behalf of AMSIC at December 31, 1995, of which $83.4 million was utilized to offset reinsurance recoverable balances from AMSIC on the Company's balance sheet in accordance with SFAS No. 113.

     The Company's investment portfolio consists primarily of investment grade bonds and has a limited exposure to equity securities. At December 31, 1996, $407.4 million or 87.2% of the Company's total investment portfolio was invested in bonds. At December 31, 1995, $471.8 million or 86.8% of the Company's total investment portfolio was invested in bonds. At December 31, 1996 and 1995, the bond portfolio had an average quality rating of Aa3 by Moody's Investor Service, and the majority of the bond portfolio was classified as available for sale. In accordance with SFAS No. 115, bonds classified as available for sale are recorded on the Company's balance sheet at market value. The market value of the total bond portfolio exceeded amortized cost by $1.4 million and $10.6 million at December 31, 1996 and 1995, respectively. Unrealized holding gains and losses on bonds classified as available for sale are included as a component of shareholders' equity, net of applicable deferred taxes and amounts attributable to funds held on
behalf of an affiliated reinsurer.   See Notes 1 and 4 to Notes to
Consolidated Financial Statements for a discussion of the accounting treatment of unrealized holding gains and losses on bonds classified as available for sale. The Company has no investments in mortgage loans, non-publicly traded securities (except for principal only strips of U. S. Government securities), real estate held for investment or financial derivatives.

     In May 1994, the Company acquired a majority interest in CNR for a combination of cash and common stock. CNR manages mental health, substance abuse, and medical benefits for over 800,000 members in the United States as of December 31, 1996. CNR is headquartered in West Allis, Wisconsin, and has regional offices in Houston and Dallas.

     In November 1994, the Company purchased all of the assets of U-Care and certain assets from University Health Care, Inc. (UHC), an affiliate of U-Care, for cash approximating $3.8 million, and purchased all of the outstanding common stock of HMO-W, Incorporated for cash approximating $7.6 million. Effective October 1, 1994, the Company contributed the assets acquired in the U-Care transaction to Unity, a wholly owned subsidiary of HMO-W, Incorporated. Both acquisitions were effective October 1, 1994, and on a combined basis, they added members of 79,000, 71,000 and 63,000 to the Company's HMO membership as of December 31, 1996, 1995 and 1994, respectively.

     At December 31, 1995 the Company owned 11.9% of the common stock of AMS, which was recorded at cost of $1.3 million at December 31, 1995 and is included in other assets on the consolidated balance sheet. Effective December 3, 1996, the Company acquired the remaining 88.1% interest in AMS that it did not already own. The acquisition was accomplished through the merger of AMS with and into the Company pursuant to the terms of an Agreement and Plan of Merger dated July 31, 1996, by and between AMS, BCBSUW, the Company and the two principal AMS shareholders. UWS is the surviving corporation in the merger. The aggregate consideration for the merger was cash of $71.8 million, including expenses, and $98.7 million representing the market value of 3,694,280 newly issued shares of Common Stock and options to purchase Common Stock. Most of the cash came from $70.0 million borrowed from BCBSUW, which, after the merger, owns approximately 38% of Common Stock. See Note 6 of Notes to Consolidated Financial Statements for the terms of the note payable to BCBSUW.

     In July 1994, the Company completed a public offering of 1,000,000 shares of Common Stock. In conjunction with this offering, BCBSUW sold 1,566,200 shares of Common Stock and the United Wisconsin Services Foundation, Inc. sold 100,000 shares of Common Stock. Net proceeds to the Company, after estimated offering expenses, totaled $26.1 million. In February 1995, the Company completed a public offering of 484,500 shares of Common Stock, and BCBSUW sold 930,000 shares of Common Stock. Net proceeds to the Company, after offering expenses, totaled $16.6 million. The net proceeds of the July 1994 and February 1995 offerings are being used by the Company for general corporate purposes, including supporting the growth of its businesses, and for possible entry into additional geographic areas and related lines of business through strategic acquisitions.

     In January 1995, UWIC expended $30.0 million to redeem its outstanding preferred stock in accordance with the terms of the preferred stock. The Company also expended $2.0 million in January 1995 to redeem its Series A redeemable preferred stock, which was previously used as the employer's matching contribution under the Company's saving plan for employees of the Company and BCBSUW. Effective January 1, 1995, the Company purchased Aon Corporation's 50% equity ownership in United Heartland for $0.5 million, and United Heartland is now a wholly owned subsidiary of the Company.

     The Company's anticipated expansion of its business requires capital levels sufficient to support premium growth. The Company's compound annual growth rate in premium revenue for the five years ended December 31, 1996 was 28.8%, due principally to the growth of AMS products. While the future rate of growth is uncertain, growth in premium revenue is expected to continue.

     As a holding company, the Company relies on dividends from its subsidiaries to meet its cash flow needs. Dividends paid by the subsidiaries to the Company totaled $20.7 million, $81.9 million and $2.9 million in 1996, 1995 and 1994, respectively. Dividends are limited by state insurance regulations as discussed in Note 15 to Notes to Consolidated Financial Statements. Based upon the financial statements of the Company's insurance subsidiaries as of December 31, 1996, as filed with the insurance regulators, the aggregate amount available for dividends in 1997 without regulatory approval is $8.8 million.

     In December 1995, UWIC borrowed $65.0 million from BCBSUW under a Surplus Note Agreement, which was guaranteed by the Company. The Surplus Note provided UWIC with regulatory capital needed to replace capital paid to the Company in the form of a dividend in December 1995. The dividend and Surplus Note were part of a capital restructuring plan designed to transfer capital from UWIC to UWLIC to support UWLIC's retention of the AMS medical business beginning in 1996. The entire $65.0 million was repaid to BCBSUW in 1996.

     From time to time, the Company makes capital contributions to its subsidiaries to assist them in maintaining appropriate levels of capital and surplus for regulatory and rating purposes. Insurance subsidiaries are required to maintain certain levels of statutory capital and surplus. In Wisconsin, where a large percentage of the Company's premium is written, these levels are based upon the amount and type of premiums written and are calculated separately for each subsidiary. As of December 31, 1996, statutory capital and surplus for each of these insurance subsidiaries exceeded required levels.

     In compliance with applicable state insurance regulations, certain insurance subsidiaries have deposited securities with various states aggregating $5.8 million at December 31, 1996. In addition, HMOs are required to maintain a deposit with the State of Wisconsin for future assessments for HMO insolvencies. As of December 31, 1996, the combined deposit for the Company's consolidated HMOs was $4.7 million. States in which the insurance subsidiaries are licensed to do business independently establish deposit requirements. Increases in deposit levels, resulting in the segregation of certain investments, may adversely affect the Company's liquidity.

     The National Association of Insurance Commissioners (NAIC) has adopted risk-based capital guidelines for both life and health insurers and for property and casualty insurers. These guidelines currently apply only to certain of the Company's subsidiaries. Those subsidiaries exceed the company action level for NAIC risk-based capital guidelines. The NAIC is also developing risk-based capital guidelines for health organizations, which would apply to other of the Company's subsidiaries. In addition, the OCI and other state regulators have the authority to establish capital and surplus requirements for individual companies and may propose stricter capital and surplus requirement.

     The Company believes that internally generated funds and periodic borrowings on its bank line of credit will be sufficient to finance planned growth for the foreseeable future. In the event the Company seeks additional financing to facilitate long-term growth, the Company believes that such financing could be obtained through equity offerings, debt offerings, financings from BCBSUW or other bank borrowings, as market conditions may permit or dictate.

QUARTERLY RESULTS OF OPERATIONS

     The quarterly consolidated results of operations of the Company are summarized in Note 17 to Notes to Consolidated Financial Statements.

INFLATION

     Health care costs have been rising and are expected to continue to rise at a rate that exceeds the consumer price index. The Company's cost control measures, risk-sharing incentive arrangements with medical care providers, and premium rate increases are designed to reduce the adverse effect of medical cost
inflation on its operations.   In addition, the Company utilizes its ability to
apply appropriate underwriting criteria in selecting groups and individuals and in controlling the utilization of health care services. However, there can be no assurance that the Company's efforts will fully offset the impact of inflation or that premium revenue increases will equal or exceed increasing health care costs.

HEALTH CARE REFORM

     In recent years, many states, including certain of the principal states in which the Company does business, have enacted or are considering various health care reform statutes. These include small group reform statutes that limit the ability of insurers to underwrite and rate, and statutes that provide for the creation of regional purchasing pools. Implementation of such reform measures by a substantial number of states, particularly measures mandating purchasing pools, could significantly increase competition in the health care industry. In 1996, Congress enacted H.R. 3103, the Kennedy-Kassebaum bill, which provides for guaranteed issue, group-to-individual portability and pre-existing condition limitations for certain insurance coverages. It also requires states to evaluate and potentially rewrite their laws to conform to new guidelines. The impact of such newly enacted legislation on the Company cannot yet be determined.

RECENT ACCOUNTING PRONOUNCEMENT

     The Financial Accounting Standards Board (FASB) recently issued the following accounting standard. A brief description of the standard follows, along with a discussion of the estimated impact of the adoption of the standard on the Company's consolidated financial statements.

     ACCOUNTING FOR STOCK-BASED COMPENSATION -- In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-based Compensation'" which became effective for the Company in 1996. As allowed by SFAS No. 123, the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options. Under APB 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. The required pro forma information regarding net income and earnings per share has been included in
Note 16 of the Notes to Consolidated Financial Statements.

YEAR 2000 SOFTWARE COMPATIBILITY

     The Company is continually updating its information systems capabilities, and has evaluated all significant computer software applications for compatibility with the year 2000. With the system changes implemented to date and other planned changes, the Company anticipates that its computer software applications will be compatible with the year 2000. Expenditures specifically related to software modifications for year 2000 compatibility are not expected to be material.

FORWARD LOOKING STATEMENTS

     This report contains certain forward looking statements with respect to the financial condition, results of operations and business of the Company. Such forward looking statements are subject to inherent risks and uncertainties that may cause actual results to differ materially from those contemplated by such forward looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among others, the following possibilities: (1) the steps being taken to improve the profitability of the small group managed care business and to reduce the administrative expense ratio for small group managed care products do not have the effect that the Company expects; (2) competitive pressure in the health care industry increases significantly; and
(3) general economic conditions, either nationally or in the states in which the Company does business are less favorable than expected.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
                                                                     Form 10-K
                                                                    Page Number
                                                                    -----------
Report of Independent Auditors....................................      30

Consolidated Balance Sheets at December 31, 1996 and 1995.........      31

Consolidated Statements of Income for the years ended
 December 31, 1996, 1995 and 1994.................................      33

Consolidated Statements of Shareholders' Equity for the years
 ended December 31, 1996, 1995 and 1994...........................      34

Consolidated Statements of Cash Flows for the years ended
 December 31, 1996, 1995 and 1994 ................................      35

Notes to Consolidated Financial Statements........................      36

REPORT OF INDEPENDENT AUDITORS

Board of Directors
United Wisconsin Services, Inc.

   We have audited the accompanying consolidated balance sheets of United Wisconsin Services, Inc. (the Company) as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedules listed in the index at item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

   As discussed in Note 1 to the consolidated financial statements, in 1994 the Company changed its method of accounting for certain investments in debt and equity securities.

Ernst & Young, LLP
Milwaukee, Wisconsin
February 14, 1997

                         UNITED WISCONSIN SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                             DECEMBER 31,
                                                         ------------------
              ASSETS                                       1996      1995
                                                         --------  --------
                                                           (In thousands)

Investments:
     Bonds available for sale, at
       market                                            $394,615  $461,915

     Bonds held to maturity, at
       amortized cost                                      12,823     9,850
                                                         --------  --------
            Total bonds                                   407,438   471,765

     Stocks, at market                                     59,685    71,582
                                                         --------  --------
            Total investments                             467,123   543,347

Cash and cash equivalents                                  51,146    38,290

Receivables:
       Due from affiliates                                  2,641    14,789
       Other receivables                                   74,167    73,265
                                                         --------  --------
            Total receivables                              76,808    88,054

Property and equipment - net                               53,103    10,037
Goodwill and other intangibles (net of
     accumulated amortization of $2,397,000
     and $996,000)                                        155,458     6,851
Other assets                                               32,482    34,710
                                                         --------  --------
            Total assets                                 $836,120  $721,289
                                                         --------  --------
                                                         --------  --------

                                                             DECEMBER 31,
                                                         ------------------
        LIABILITIES AND SHAREHOLDERS' EQUITY               1996      1995
                                                         --------  --------
                                                           (In thousands)

Liabilities:
     Medical and other benefits payable                  $240,338  $245,118
     Advance premiums                                      51,514    41,456
     Due to affiliates                                     74,005    71,508
     Funds held on behalf of affiliated reinsurers             --    60,041
     Payables and accrued expenses                         50,879    30,300
     Other liabilities                                     49,941    15,557
     Debt                                                  55,788    44,898
                                                         --------  --------
            Total liabilities                             522,465   508,878

Commitments and contingencies (Notes 10 and 12)

Redeemable preferred stock:
     Series A Adjustable Rate Nonconvertible,
       $1,000 stated value, 25,000 shares
       authorized, none issued or outstanding                  --        --

Shareholders' equity:
     Preferred stock (no par value, 475,000 shares
       authorized, none issued or outstanding)                 --        --

     Common stock (no par value, $1 stated value,
       50,000,000 shares authorized, 16,293,995 and
       12,599,715 shares issued and outstanding at
       December 31, 1996 and 1995, respectively)           16,294    12,600

     Paid-in capital                                      184,019    86,902
     Retained earnings                                    107,073   103,361
     Unrealized gains on investments                        6,269     9,548
                                                         --------  --------
            Total shareholders' equity                    313,655   212,411
                                                         --------  --------
            Total liabilities and
              shareholders' equity                       $836,120  $721,289
                                                         --------  --------
                                                         --------  --------

                    The accompanying notes are an integral part
                     of the Consolidated Financial Statements.

                          UNITED WISCONSIN SERVICES, INC.
                         CONSOLIDATED STATEMENTS OF INCOME

                                                      YEARS ENDED DECEMBER 31,
                                                  ---------------------------------
                                                     1996        1995       1994
                                                  ----------   ---------  ---------
                                                (In thousands, except per share data)
Revenues:
     Premium revenue                              $1,089,134   $ 973,279  $730,980
     Other revenue                                    30,567      24,191    15,997
     Investment income                                30,614      27,932    22,112
     Realized investment gains                        12,996      12,915     1,649
                                                  ----------   ---------  ---------
         Total revenues                            1,163,311   1,038,317   770,738

Expenses:
     Medical and other benefits                      897,582     815,616   556,090
     Commission expenses                              72,165      64,451    52,850
     Administrative expenses                         142,932     116,470    89,637
     Premium taxes and other assessments              14,141      12,891     9,066
     Interest and profit sharing on joint
       ventures                                       13,606      15,170     7,638
     Interest expense on debt                          3,761       3,483     3,487
     Interest expense with affiliate                     564          --        --
     Amortization of goodwill and other
       intangibles                                     1,511         678       195
     Dividends on preferred stock of
       subsidiary                                         --         204     2,449
                                                  ----------   ---------  ---------
         Total expenses                            1,146,262   1,028,963   721,412
                                                  ----------   ---------  ---------

Income before income tax expense                      17,049       9,354    49,326

Income tax expense                                     6,846       2,981    16,563
                                                  ----------   ---------  ---------

Net income                                        $   10,203   $   6,373  $ 32,763
                                                  ----------   ---------  ---------
                                                  ----------   ---------  ---------

Earnings per common share                         $     0.79  $     0.50  $   2.81
                                                  ----------   ---------  ---------
                                                  ----------   ---------  ---------


                   The accompanying notes are an integral part
                    of the Consolidated Financial Statements.

                           UNITED WISCONSIN SERVICES, INC.
             CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY



                                                COMMON                                      UNREALIZED         TOTAL
                                                SHARES       COMMON    PAID-IN   RETAINED   GAINS (LOSSES)   SHAREHOLDERS'
                                              OUTSTANDING     STOCK    CAPITAL   EARNINGS   ON INVESTMENTS      EQUITY
                                              -----------    -------   -------   ---------  --------------   -----------
                                                                       (IN THOUSANDS, EXCEPT SHARE DATA)
Balance at January 1, 1994                    11,069,981     $11,070   $36,411   $ 75,960        $   1,946      $125,387
Net income                                                                         32,763                         32,763
Capital contributions                                                    7,167                                     7,167
Cash dividends paid:
  Common ($.48 per share)                                                          (5,570)                        (5,570)
  Redeemable preferred                                                               (133)                          (133)
Issuance of common stock:
  Acquisition of subsidiary                       45,234           45    1,357                                     1,402
  Public offering                              1,000,000        1,000   25,108                                    26,108
Adjustment to beginning balance for
  change in accounting method                                                                        2,650         2,650
Change in unrealized gains (losses)
  on investments                                                                                   (18,069)      (18,069)
                                              -----------    -------   --------  --------   --------------   -----------
Balance at December 31, 1994                  12,115,215       12,115   70,043    103,020          (13,473)      171,705

Net income                                                                          6,373                          6,373
Capital contribution                                                       716                                       716
Cash dividends paid on common
 stock ($.48 per share)                                                           (6,032)                         (6,032)
Issuance of common stock through
  public offering                                484,500          485   16,143                                    16,628
Change in unrealized gains (losses)
 on investments                                                                                    23,021         23,021
                                              -----------    -------   --------  --------   --------------   -----------
Balance at December 31, 1995                  12,599,715      12,600    86,902    103,361           9,548        212,411

Net income                                                                         10,203                         10,203
Cash dividends paid on common stock
 ($.48 per share)                                                                  (6,491)                        (6,491)
Issuance of common stock and options related
 to acquisition of subsidiary                  3,694,280       3,694    97,117                                   100,811
Change in unrealized gains (losses)
 on investments                                                                                    (3,279)        (3,279)
                                              -----------    -------   --------  --------   --------------   -----------
Balance at December 31, 1996                  16,293,995     $16,294   $184,019  $107,073       $   6,269      $ 313,655
                                              -----------    -------   --------  --------   --------------   -----------
                                              -----------    -------   --------  --------   --------------   -----------



                 The accompanying notes are in integral part of the
                       Consolidated Financial Statements.

                         UNITED WISCONSIN SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         YEARS ENDED DECEMBER 31,
                                                      1996        1995       1994
                                                    --------    --------   --------
                                                             (In thousands)
Operating activities:
     Net income                                     $ 10,203    $  6,373   $ 32,763
     Adjustments to reconcile net income
       to net cash provided by (used in)
       operating activities:
         Depreciation and amortization                 4,446       2,379      3,118
         Realized investment gains                   (12,996)    (12,915)    (1,649)
         Deferred income tax expense (benefit)          (158)     (1,063)     2,114
         Changes in other operating accounts,
            net of acquisitions in 1996 and 1994:
              Medical and other benefits payable      (7,084)     82,185     40,294
              Advance premiums                        (3,730)       (236)    17,089
              Due to/from affiliates                  12,078      13,988    (20,791)
              Other receivables                        1,206     (34,165)    (8,000)
              Funds held on behalf of affiliated
                reinsurers                           (20,735)     (7,970)    15,973
              Other - net                              6,898          90     13,370
                                                    --------    --------   --------
                Net cash provided by (used in)
                  operating activities                (9,872)     48,666     94,281

Investing activities:
     Acquisitions of subsidiaries (net of cash
       and cash equivalents acquired of
       $14,793,000 and $12,639,000 in 1996 and
       1994, respectively)                           (56,837)         --      2,184
     Purchases of available for sale investments    (542,031)   (666,031)  (267,999)
     Proceeds from sale of available for sale
       investments                                   564,926     481,667    188,016
     Proceeds from maturity of available for sale
       investments                                    66,725      63,235     32,468
     Purchases of held to maturity investments        (3,989)     (4,765)    (2,179)
     Proceeds from maturity of held to maturity
       investments                                     3,366       3,470      1,800
     Proceeds from sale of property and equipment      2,861          --         --
     Additions to property and equipment              (1,564)     (1,344)    (5,547)
     Change in investment in unconsolidated
       affiliates                                       (212)        505         --
     Change in other investments                        (399)    (16,493)      (465)
                                                    --------    --------   --------
                Net cash provided by (used in)
                  investing activities                32,846    (139,756)   (51,722)

Financing activities:
     Capital contributions                                --         716      3,842
     Cash dividends paid                              (6,491)     (6,162)    (5,703)
     Redemption of preferred stock of subsidiary          --     (30,000)        --
     Redemption of redeemable preferred stock             --      (2,007)        --
     Redeemable preferred stock issuance                  --          --        637
     Issuances of common stock                            --      16,628     26,108
     Repayment of debt                                (9,277)        (62)       (40)
     Net borrowings under line of credit agreement       650         550         --
     Proceeds from notes with affiliate               70,000      65,000         --
     Repayment of notes with affiliate               (65,000)         --         --
                                                    --------    --------   --------
                Net cash provided by (used in)
                  financing activities               (10,118)     44,663     24,844
                                                    --------    --------   --------
Cash and cash equivalents:
     Increase (decrease) during year                  12,856     (46,427)    67,403
     Balance at beginning of year                     38,290      84,717     17,314
                                                    --------    --------   --------
     Balance at end of year                         $ 51,146    $ 38,290   $ 84,717
                                                    --------    --------   --------
                                                    --------    --------   --------

                   The accompanying notes are an integral part
                    of the Consolidated Financial Statements.

                         UNITED WISCONSIN SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 AND 1994

1.  SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION - The consolidated financial statements include the accounts of United Wisconsin Services, Inc. (the Company) and all of its majority-owned subsidiaries. The Company is affiliated with Blue Cross & Blue Shield United of Wisconsin (BCBSUW).

    The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Significant intercompany accounts and transactions have been eliminated.

    ORGANIZATION - The Company is a leading provider of managed health care products and services. The Company's three primary product lines are (i) Health Maintenance Organization (HMO) products, sold primarily in Wisconsin;
    (ii) American Medical Security (AMS) products, including small group preferred provider organization (PPO) products and life products, sold throughout the United States; and (iii) specialty managed care products and services, including dental, life, disability, workers' compensation, managed care consulting, electronic claims processing, pharmaceutical services and managed mental health services, sold throughout the United States.

    INVESTMENTS - The Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," on January 1, 1994 resulting in an increase in shareholders' equity of $2,650,000. Bonds are divided into two categories: held to maturity and available for sale. Bonds which the Company has the intent and ability to hold to maturity are designated as held to maturity and are stated at amortized cost.

    The remainder of the Company's bonds are classified as available for sale. Bonds available for sale are stated at market value and changes in market value are reported as unrealized gains (losses) on investments in shareholders' equity, net of applicable deferred taxes. In 1995, unrealized gains(losses) are also net of amounts attributable to funds held on behalf of an affiliated reinsurer. See Note 3.

    Market values for bonds are principally a function of current interest rates. The Company provides for potential losses on bonds upon early indication that a decline in the market value of a particular bond may be other than temporary. Premium and discount amortization on mortgage-backed securities is adjusted to reflect anticipated prepayment patterns.

                         UNITED WISCONSIN SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    Stocks are stated at market value and changes in market value are reported as unrealized gains (losses) on investments in shareholders' equity, net of applicable deferred taxes. In 1995, unrealized gains (losses) are also net of amounts attributable to funds held on behalf of an affiliated reinsurer. Investment income is recognized when earned. Realized gains and losses are calculated using the first-in, first-out method.

    CASH AND CASH EQUIVALENTS - Cash and cash equivalents include operating cash and short-term investments with original maturities of three months or less. These amounts are recorded at cost, which approximates market.

    RECEIVABLES - Receivables are stated at net realizable value, net of allowances of $284,000 and $274,000 at December 31, 1996 and 1995, respectively, based upon historical collection trends and management's judgment of the ultimate collectibility of the accounts. These collection trends are monitored and any adjustments required are reflected in earnings currently.

    GOODWILL AND OTHER INTANGIBLES - Goodwill and other intangibles represent the excess of cost over the fair market value of tangible assets acquired in business combinations accounted for by the purchase method of accounting. These intangible assets are being amortized on a straight-line basis over a period of 40 years or less.

    DEFERRED ACQUISITION COSTS - Certain costs of acquiring new insurance policies have been deferred. Deferred acquisition costs are included in other assets and are being amortized over the estimated premium-paying periods of the related policies.

    REVENUE RECOGNITION - Premium revenues are earned on a pro-rata basis over the terms of the policies, which are generally monthly.

    MEDICAL AND OTHER BENEFITS - Medical and other benefits expense consists principally of capitation expenses, health and disability claims and life insurance benefits. Capitation represents monthly fees to participating physicians and other medical specialists as compensation for providing comprehensive health or dental care services. In addition, certain subsidiaries have risk-sharing and bonus arrangements with certain providers. Amounts are paid to or collected from these providers based on their performance in controlling health care costs. These amounts are estimated using formulae defined in the provider's contract and are accrued during the contract period based upon current experience.

    In addition to actual paid claims and capitation, these expenses include the change in estimates of reported and unreported claims and accrued capitation fees and adjustments, which are unpaid as of the balance sheet date. These unpaid claim estimates are based on statistical analyses and are revised as additional information becomes available. Any adjustments resulting from these revisions are reflected in earnings currently. See Note 5.

                         UNITED WISCONSIN SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    DEPRECIATION - Property and equipment used in operations are depreciated using the straight-line method over the estimated useful lives of the respective assets. Depreciation expense was $2,421,000, $1,018,000 and $695,000 in 1996, 1995 and 1994, respectively. For federal income tax purposes, certain assets are depreciated using accelerated methods.

    INCOME TAXES - Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. A valuation allowance is recorded on deferred tax assets that more likely than not will not be realized.

    EARNINGS PER COMMON SHARE - Earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding. Weighted average common shares outstanding were 12,892,431, 12,550,601 and 11,601,355 in 1996, 1995 and 1994, respectively.

    RECLASSIFICATIONS - Certain reclassifications have been made to the consolidated financial statements for 1994 and 1995 to conform with the 1996 presentation.

2.  MERGER AND ACQUISITIONS

    The Company completed the following merger and acquisitions during 1994 through 1996.

    CNR HEALTH, INC. - Effective May 26, 1994, the Company acquired 53% of the outstanding common stock of CNR Health, Inc. (CNR) for $1,498,000 in cash and 45,234 shares of the Company's common stock with a market value at the date of acquisition of $1,402,000, for a total purchase price of $2,900,000. CNR manages mental health, substance abuse and medical benefits.

    HMO-W, INCORPORATED - Effective October 1, 1994, the Company      acquired
    all of the outstanding common stock of HMO-W, Incorporated for cash approximating $7,569,000.

    U-CARE HMO, INC. - Effective October 1, 1994, the Company acquired all of the assets of U-Care HMO, Inc. (U-Care) and certain assets from University Health Care, Inc., an affiliate of U-Care, for cash approximating $3,774,000.

    AMERICAN MEDICAL SECURITY GROUP, INC. - At December 31, 1995, the Company owned 15,000 shares of preferred stock and 12% of the common stock of American Medical Security Group, Inc., which are recorded at cost of $16,330,000 and are included in other assets. The preferred stock was purchased in October 1995 at a cost of $15,000,000. The Company also had a joint venture agreement with American Medical Security Group, Inc. and its subsidiaries (AMSG) and was a party to related reinsurance agreements.

                         UNITED WISCONSIN SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  MERGER AND ACQUISITIONS (CONTINUED)

    Effective December 3, 1996, the Company acquired the remaining 88% of AMSG. The acquisition was accomplished through the merger of AMSG with and into the Company pursuant to the terms of an Agreement and Plan of Merger dated July 31, 1996, by and between AMSG, BCBSUW, the Company and the two primary shareholders of AMSG. The Company is the surviving corporation in the merger.

    The aggregate consideration for the merger was cash of $71,800,000, including expenses, and $98,719,000 representing the market value of 3,694,280 newly issued shares of the Company's common stock and options to purchase the Company's common stock. Most of the cash came from $70,000,000 borrowed from BCBSUW, which, after the merger, owns approximately 38% of the Company's common stock. See Note 6. The merger agreement provides that $8,000,000 of the cash consideration be deposited in escrow to indemnify the Company for breaches of certain representations, warranties, covenants and other agreements contained in the merger agreement. A bank has been named as escrow agent and is authorized to disburse the funds in accordance with an escrow agreement by and among the Company, a designated agent for the former shareholders of AMSG, and the escrow agent.

    In conjunction with the merger, $150,018,000 of goodwill and other intangibles and $22,173,000 of related deferred tax liabilities were recorded in the consolidated balance sheet and are being amortized over 3 to 40 years using the straight-line method. Upon merger, the U&C Real Estate Partnership (the Partnership), a partnership between the Company and AMSG, became wholly owned by the Company and is consolidated.

    Upon merger, the AMSG preferred stock owned by the Company was cancelled and the AMSG stock options were converted into options to purchase 305,696 shares of the Company's common stock at $4.66 per share. The Company also granted options to purchase 1,000,000 shares of the Company's common stock at $32.83 per share to two of the previous shareholders of AMSG.

    In 1995, the Company granted an executive officer of the Company an option to purchase 7,113 shares of common stock of AMSG owned by the Company at $703 per share. In 1996, upon the merger of AMSG and the Company, these stock options were converted into options to purchase 275,833 shares of the Company's common stock at $18.13 per share. Upon conversion, the Company recorded compensation expense of $2,137,000.

    The above merger and acquisitions have been accounted for using the purchase method of accounting, and the accompanying consolidated financial statements include the results of operations from the respective dates of merger or acquisition.

                         UNITED WISCONSIN SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  MERGER AND ACQUISITIONS (CONTINUED)

    The following unaudited pro forma information presents the consolidated results of operations for 1996 and 1995 assuming the 1996 merger had occurred on January 1, 1995, after giving effect to certain adjustments arising from the recording of the transaction, including amortization of goodwill and other intangibles, reduction of investment income due to cash payments, interest expense on debt and intercompany eliminations.

                                                 Years ended
                                                 December 31,
                                          -----------------------
                                              1996        1995
                                          -----------  ----------
                                          (In thousands,except per
                                                 share data)

    Total revenues                        $ 1,701,096  $1,566,116

    Net income (loss)                         (10,195)     (7,284)

    Earnings (loss) per common share            (0.63)      (0.45)

    These pro forma results are not necessarily indicative of those that would have occurred had the merger taken place on January 1, 1995, or future results of operations for the combined companies.

    In conjunction with several recent acquisitions, the Company has included profit sharing and repurchase provisions in the acquisition agreements. Profit sharing expense related to these acquisitions totaled $2,827,000, $2,625,000 and $1,438,000 in 1996, 1995 and 1994, respectively, and is recorded as interest and profit sharing on joint ventures. Total revenues subject to repurchase options, pursuant to the various acquisition agreements, totaled $191,342,000, $160,003,000 and $65,870,000 for 1996,
    1995 and 1994, respectively. Total assets and total net assets subject to repurchase options were $56,281,000 and $22,475,000, respectively, at December 31, 1996 and $44,820,000 and $20,175,000, respectively, at December 31, 1995.

3.  INVESTMENTS

    Investment income is comprised of the following:

                                          Years ended December 31,

                                         1996      1995      1994
                                        -------   -------   -------
                                               (In thousands)

    Interest on bonds                   $28,986   $23,736   $19,976
    Dividends on stocks                   1,841     2,058       713

    Interest on cash equivalents
      and other investment income         2,669     2,443     2,119
                                        -------   -------   -------

    Gross investment income              33,496    28,237    22,808
    Investment expenses                  (1,350)     (763)     (664)
    Other interest income (expense)      (1,532)      458       (32)
                                        -------   -------   -------
                                        $30,614   $27,932   $22,112
                                        -------   -------   -------
                                        -------   -------   -------

                         UNITED WISCONSIN SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  INVESTMENTS (CONTINUED)

    The components of realized investment gains are as follows:

                                             Years Ended December 31,
                                         ------------------------------
                                           1996       1995       1994
                                         -------    -------    -------
                                                 (In thousands)

    Stocks:
      Gross realized gains               $16,315    $14,934    $ 3,849
      Gross realized losses               (3,546)    (3,634)    (2,412)

    Bonds available for sale:
      Gross realized gains                 4,561      4,065      1,239
      Gross realized losses               (4,334)    (2,450)    (1,027)
                                         -------    -------    -------
                                         $12,996    $12,915    $ 1,649
                                         -------    -------    -------
                                         -------    -------    -------

    Unrealized gains (losses) on investments, which are reflected as a component of shareholders' equity, are as follows:

                                                    December 31,
                                         ------------------------------
                                           1996      1995        1994
                                         -------   --------    --------
                                                 (In thousands)

    Stocks:
      Gross unrealized gains             $ 9,638    $12,267    $  2,340
      Gross unrealized losses               (928)    (2,258)     (1,861)
      Deferred income tax expense         (3,236)    (3,557)       (170)
      Net unrealized (gains) losses
        attributable to funds
        held on behalf of an
        affiliated reinsurer, net of
        deferred income taxes                 --     (1,732)        117
    Bonds available for sale:
      Gross unrealized gains               3,996     10,794         253
      Gross unrealized losses             (2,714)      (442)    (17,616)
      Deferred income tax (expense)
        benefit, net of valuation
        allowance                           (487)    (3,745)         --
      Net unrealized (gains) losses
        attributable to funds
        held on behalf of an
        affiliated reinsurer, net
        of deferred income taxes              --     (1,779)      3,464
                                         -------    -------    --------

                                         $ 6,269    $ 9,548    $(13,473)
                                         -------    -------    --------
                                         -------    -------    --------

                         UNITED WISCONSIN SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  INVESTMENTS (CONTINUED)

    The amortized cost and estimated market values of bonds are as follows:

                                            Gross        Gross     Estimated
                               Amortized  unrealized  unrealized    market
                                  cost      gains        losses     values
                               ---------  ----------  ----------   ---------
                                            (In thousands)

    At December 31, 1996:
      Available for sale:
        U.S. Treasury
          securities           $ 87,170    $    966   $   (651)    $ 87,485
        State and municipal
          securities              4,614          43        (14)       4,643
        Foreign government
          securities             16,249         259       (121)      16,387
        Corporate
          securities            189,822       2,120     (1,061)     190,881
        Government agency
          mortgage-backed
          securities             95,478         608       (867)      95,219
                               ---------  ----------  ----------   ---------
                                393,333       3,996     (2,714)     394,615

      Held to maturity:
        U.S. Treasury
          securities             12,623         122        (13)      12,732
        Corporate
          securities                200          -           -          200
                               ---------  ----------  ----------   ---------
                                 12,823         122        (13)      12,932
                               ---------  ----------  ----------   ---------
                               $406,156    $  4,118    $(2,727)    $407,547
                               ---------  ----------  ----------   ---------
                               ---------  ----------  ----------   ---------

    At December 31, 1995:
      Available for sale:
        U.S. Treasury
          securities           $148,686    $  4,048    $     -     $152,734
        State and municipal
          securities             17,668         148         (1)      17,815
        Foreign government
          securities             18,530         435        (20)      18,945
        Corporate
          securities            158,343       4,314       (167)     162,490
        Government agency
          mortgage-backed
          securities            108,336       1,849       (254)     109,931
                               ---------  ----------  ----------   ---------
                                451,563      10,794       (442)     461,915

      Held to maturity:
        U.S. Treasury
          securities              9,850         295         (7)      10,138
                               ---------  ----------  ----------   ---------
                               $461,413    $ 11,089    $  (449)    $472,053
                               ---------  ----------  ----------   ---------
                               ---------  ----------  ----------   ---------

                         UNITED WISCONSIN SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  INVESTMENTS (CONTINUED)

    The amortized cost and estimated market values of bonds at
    December 31, 1996, by contractual maturity, are shown below.   Expected
    maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations.

                                                         Estimated
                                             Amortized     market
                                                cost       values
                                             ---------   ---------
                                                (In thousands)

    Bonds available for sale:
      Due in one year or less                $  2,899    $  2,910
      Due after one through five years        127,446     128,237
      Due after five through ten years        121,958     122,227
      Due after ten years                      45,552      46,022
                                             ---------   ---------
                                              297,855     299,396
      Government agency mortgage-backed
        securities                             95,478      95,219
                                             ---------   ---------
                                             $393,333    $394,615
                                             ---------   ---------
                                             ---------   ---------

    Bonds held to maturity:
      Due in one year or less                $  4,570    $  4,565
      Due after one through five years          5,235       5,347
      Due after five through ten years          3,018       3,020
                                             ---------   ---------
                                             $ 12,823    $ 12,932
                                             ---------   ---------
                                             ---------   ---------

    The cost of stocks at December 31, 1996 and 1995 totaled $50,975,000 and $61,573,000, respectively.

    At December 31, 1996, the insurance subsidiaries had bonds and cash equivalents on deposit with various state insurance departments with carrying values of approximately $12,080,000.

4.  PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost and are summarized as follows:

                                                  December 31,
                                             ---------------------
                                                1996        1995
                                             ---------   ---------
                                                 (In thousands)

    Land and land improvements               $  4,271    $    683
    Building and building improvements         26,787       5,843
    Computer equipment and software            16,854       5,315
    Furniture and other equipment              18,163       3,962
                                             ---------   ---------
                                               66,075      15,803
    Less accumulated depreciation             (12,972)     (5,766)
                                             ---------   ---------
                                             $ 53,103    $ 10,037
                                             ---------   ---------
                                             ---------   ---------

                         UNITED WISCONSIN SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  PROPERTY AND EQUIPMENT (CONTINUED)

    The estimated useful lives are as follows: land improvements - 20-30 years; building and building improvements - 10-40 years; computer equipment and software - 3-5 years; and furniture and other equipment - 3-10 years.

5.  MEDICAL AND OTHER BENEFITS PAYABLE

    Activity in the liability for medical and other benefits payable is as follows:
                                            Years Ended December 31,
                                    --------------------------------------
                                       1996           1995          1994
                                    ---------      ---------     ---------
                                                 (In thousands)

    Balance as of January 1         $ 245,118      $ 162,933     $ 114,248
      Less: HMO benefits payable      (39,087)       (31,503)      (21,976)
            Reinsurance
              recoverables           (101,069)       (64,258)      (43,952)
                                    ---------      ---------     ---------
    Net balance at January 1          104,962         67,172        48,320

    Purchased reserves                 77,846             --            --

    Incurred related to:
      Current year                    526,776        434,846       286,806
      Prior years                     (13,970)         6,255        (5,199)
                                    ---------      ---------     ---------
    Total incurred                    512,806        441,101       281,607

    Paid related to:
      Current year                   (436,494)      (336,567)     (224,470)
      Prior years                     (81,347)       (66,744)      (38,285)
                                    ---------      ---------     ---------
    Total paid                       (517,841)      (403,311)     (262,755)
                                    ---------      ---------     ---------
    Net balance at December 31        177,773        104,962        67,172
      Plus: HMO benefits payable       44,276         39,087        31,503
            Reinsurance
              recoverables             18,289        101,069        64,258
                                    ---------      ---------     ---------
    Balance at December 31           $240,338       $245,118      $162,933
                                    ---------      ---------     ---------
                                    ---------      ---------     ---------

    The liability for medical and other benefits payable at December 31, 1995 developed favorably in 1996 due primarily to lower than anticipated medical costs and utilization. The liability for medical and other benefits payable at December 31, 1994 developed unfavorably in 1995 due to higher than expected medical inflation beginning in late 1994. The unfavorable development was reflected in earnings when it became known. The liability for medical and other benefits payable at December 31, 1993 developed favorably in 1994 due primarily to lower than anticipated medical costs and utilization.

                         UNITED WISCONSIN SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  DUE TO AFFILIATES

    SURPLUS NOTE - On December 15, 1995, a subsidiary of the Company borrowed $65,000,000 from BCBSUW under a Surplus Note Agreement (Surplus Note), which was guaranteed by the Company. The Surplus Note provided the subsidiary with regulatory capital needed to replace capital paid to the Company in the form of a dividend in December, 1995. The entire $65,000,000 was repaid to BCBSUW in 1996. Interest expense on the Surplus Note totaled $1,228,000 and $196,000 in 1996 and 1995, respectively, and is reflected as an offset to investment income on the consolidated statements of income.

    NOTE PAYABLE - On October 30, 1996, the Company borrowed $70,000,000 from BCBSUW to fund the cash consideration for the AMSG merger. The Company pledged the common stock of certain subsidiaries as collateral for the loan. Interest is payable quarterly at a rate equal to the London Interbank Offered Rate plus 1.25%, adjusted quarterly. The principal balance is due on October 30, 1999. Interest expense on this note totaled $564,000 in 1996.

7.  LINES OF CREDIT

    The Company and several subsidiaries have a bank line of credit, guaranteed by BCBSUW, which permits aggregate borrowings to $20,000,000. Intercompany guarantees exist which obligate the companies to reimburse BCBSUW should the bank enforce the guarantee for their borrowing. Periodic borrowings have been made on this line of credit. The outstanding line of credit balance was $1,200,000 and $550,000 at December 31, 1996 and 1995, respectively, and is included in other liabilities.

    Beginning in 1996, a subsidiary of the Company has a bank line of credit which permits borrowings to $2,000,000. No borrowings have been made on this line of credit in 1996.

8.  DEBT

    SUBORDINATED NOTES - In July 1993, the Company issued $45,000,000 of Subordinated Notes (Notes) bearing interest at a rate of 7.75% per year until maturity or earlier redemption. The Notes will mature on July 1, 2000 and are currently redeemable at the option of the Company at 100% of the principal amount, plus accrued interest. The Notes are subordinated in right of payment to all existing and future Senior Indebtedness of the Company and are junior to the claims of any secured obligations on specific assets of the Company's subsidiaries. Certain covenants exist which, among other matters, restrict the ability of the Company to incur additional indebtedness, limit future cash dividends and transfers of assets and require the maintenance of a minimum consolidated tangible net worth. At December 31, 1996, the Company was in compliance with these covenants.

                         UNITED WISCONSIN SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  DEBT (CONTINUED)

    For the next five years, required principal amounts to be paid for the maturity of the Notes are $44,888,000 in the year 2000. The Notes decreased by $10,000 and $62,000 in 1996 and 1995, respectively, due to the right of repayment upon the death of holders. Interest expense on the Notes totaled $3,479,000, $3,483,000 and $3,487,000 in 1996, 1995 and 1994, respectively.
    At December 31, 1996 and 1995, the fair value of the Notes approximated $44,888,000 and $44,898,000, respectively.

    MORTGAGE PAYABLE - The Company had two mortgages on an office building. Prior to the merger of AMSG and the Company in December 1996, these mortgages were a liability of the Partnership. In December 1996, the Company repaid the outstanding balance of $9,083,000 on one of the mortgages.

    The remaining mortgage of $10,900,000 requires monthly principal payments of $100,000 plus interest through December 1, 2003. On January 1, 2004, the outstanding principal balance and any unpaid interest are due. The mortgage bears interest at a fixed rate of 9.05%. Interest expense on these mortgages totaled $282,000 in 1996.

9.  RELATED PARTY TRANSACTIONS

    The Company provides marketing, underwriting, actuarial and certain administrative services for BCBSUW. In addition, BCBSUW provides health insurance to the employees of the Company and provides office space to the Company. These activities are reimbursed at amounts approximating cost, which resulted in receipts to the Company of $13,315,000, $10,028,000 and $10,964,000 in 1996, 1995 and 1994, respectively, and payments to BCBSUW of $7,474,000, $4,368,000 and $4,102,000 in 1996, 1995 and 1994,
    respectively. These amounts are included in administrative expenses.

    Certain subsidiaries of the Company provide health, life and other insurance benefits to the employees of BCBSUW. Premium revenue received from BCBSUW totaled $4,370,000, $4,568,000 and $3,812,000 in 1996, 1995 and 1994,
    respectively.

    Certain officers and directors of the Company are also officers and directors of BCBSUW.

    The Company has loans and advances receivable from employees, agents and joint venture partners of $2,639,000 at December 31, 1996.

                         UNITED WISCONSIN SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.  RELATED PARTY TRANSACTIONS (CONTINUED)

    The Company leases office space from the two former primary shareholders of AMSG. This agreement requires annual lease payments of $767,000 in 1997 through 1999, and $576,000 in 2000. Lease expense of $64,000 was recorded in 1996.

    Prior to December 3, 1996, the Company had a joint venture agreement with AMSG, whereby the Company underwrote all of the small group health care products and life, dental, drug and disability business sold by AMSG. Amounts related to this agreement, prior to ceded reinsurance (see Note 10), are as follows:

                                     Eleven months
                                         ended         Years ended
                                      November 30,     December 31,
                                     -------------  ------------------
                                         1996         1995      1994
                                     -------------  --------  --------
                                               (In thousands)

    Premium revenue                     $997,818    $990,077  $751,860
    Medical and other benefits           800,224     777,440   500,394
    Commission expenses                  117,394     122,970    98,962
    Administrative expenses               97,756      95,855    72,833
    Premium taxes and other
      assessments                         20,392      18,977    14,101

10. REINSURANCE

    The Company limits the maximum net loss that can arise from certain lines of business by reinsuring (ceding) a portion of these risks with other insurance organizations (reinsurers), principally on a quota share basis. The ceding company is contingently liable on reinsurance ceded in the event that the reinsurers do not meet their contractual obligations.

    REINSURANCE WITH RELATED PARTIES - AMSG JOINT VENTURE - Prior to the merger of the Company and AMSG on December 3, 1996, the Company ceded to AMSG, on a quota share basis, approximately 50% of the premium revenue on small group health care and life business sold by AMSG. As a result, the Company retained 50% of the premium revenue and 50% of the profit (loss) on the products sold by AMSG. The Company holds funds on behalf of American Medical Security Holdings, Inc. (AMSH) equivalent to the medical and other benefits payable and the undistributed net profit. The Company credits investment income on the funds retained for AMSH at the Company's average portfolio rate.

                         UNITED WISCONSIN SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. REINSURANCE (CONTINUED)

    The Company reports assets and liabilities related to reinsured contracts on a gross basis.

    A summary of amounts deducted from (added to) financial statement captions on the statements of income for reinsurance ceded to AMSG is as follows:

                                     Eleven months
                                         ended         Years ended
                                      November 30,     December 31,
                                     -------------  --------  --------
                                          1996        1995      1994
                                     -------------  --------  --------
                                                  (In thousands)

    Premium revenue                     $497,941    $494,107  $374,875
    Medical and other benefits           397,877     388,310   250,034
    Commission expenses                   58,698      61,485    49,481
    Administrative expenses               47,555      47,310    35,875
    Premium taxes and other
      assessments                         10,191       9,485     7,048
    Interest and profit sharing
      on joint ventures                   (8,669)    (12,436)   (6,123)

    OTHER REINSURANCE - The Company also cedes insurance to other related and unrelated insurance carriers on an excess of loss or quota share basis. In addition, the Company assumes insurance risk from certain federal and state insurance programs. The impact of this reinsurance activity is not significant to the consolidated financial statements.

11. INCOME TAXES

    Since July 1, 1994, the Company and most of its subsidiaries file a consolidated federal income tax return. Certain subsidiaries of the Company file separate federal income tax returns. The Company and its subsidiaries file separate state franchise, income and premium tax returns as applicable. Prior to July 1, 1994, the Company was included in the consolidated federal income tax return of BCBSUW.

    The Internal Revenue Service (IRS) has completed its examinations of the tax returns of BCBSUW, the Company and its subsidiaries through 1992. Reserves for federal income tax and interest have been established in an amount which the Company believes is adequate to provide for any future settlements.

                         UNITED WISCONSIN SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. INCOME TAXES (CONTINUED)

    The Company had a net federal income tax receivable of $4,858,000 and a net federal income tax payable of $320,000 at December 31, 1996 and 1995, respectively. These amounts include $1,887,000 due to BCBSUW for taxes incurred while the Company was included in BCBSUW's consolidated federal income tax return. This amount will be settled in full upon final IRS examination of the consolidated federal income tax returns. The Company and its subsidiaries have state net business loss carryforwards totaling $22,112,000 at December 31, 1996, which expire in the years 2006 through 2011. Federal and state income tax payments, net of refunds, totaled $8,935,000, $2,472,000 and $23,573,000 in 1996, 1995 and 1994, respectively.

    The components of income tax expense (benefit) are as follows:

                                            Years Ended December 31,
                                          ---------------------------
                                            1996       1995     1994
                                          -------   -------   -------
                                                  (In thousands)
    Current:
      Federal                             $ 5,072   $ 3,684   $13,123
      State                                 1,932       360     1,326
                                          -------   -------   -------
                                            7,004     4,044    14,449
    Deferred:
      Federal                                 740    (1,144)    2,207
      State                                  (898)       81       (93)
                                          -------   -------   -------
                                             (158)   (1,063)    2,114
                                          -------   -------   -------
                                          $ 6,846   $ 2,981   $16,563
                                          -------   -------   -------
                                          -------   -------   -------

                         UNITED WISCONSIN SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. INCOME TAXES (CONTINUED)

    The differences between taxes computed at the federal statutory rate and recorded income taxes are as follows:

                                            Years Ended December 31,
                                          ---------------------------
                                            1996      1995     1994
                                          -------   -------   -------
                                                  (In thousands)

    Tax at federal statutory rate         $ 5,967   $ 3,274   $17,264
    Tax exempt interest and dividends
      received deduction                     (522)   (1,013)     (957)
    Small life deduction                       (9)       --    (1,050)
    State income and franchise taxes,
      net of federal benefit                  883       255       788
    Reserve for federal tax and
      interest related to prior years          80        --      (520)
    Other, net                                447       465     1,038
                                          -------   -------   -------
                                          $ 6,846   $ 2,981   $16,563
                                          -------   -------   -------
                                          -------   -------   -------

    The components of deferred income tax expense (benefit) are as follows:

                                            Years Ended December 31,
                                          ---------------------------
                                            1996      1995     1994
                                          -------   -------   -------
                                                  (In thousands)

    Alternative minimum tax credit        $    --   $    --   $ 2,178
    Depreciation and amortization          (2,844)      107        46
    Net operating loss carryforwards        2,248    (2,419)       44
    Other, net                                438     1,249      (154)
                                          -------   -------   -------
                                          $  (158)  $(1,063)  $ 2,114
                                          -------   -------   -------
                                          -------   -------   -------

                         UNITED WISCONSIN SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. INCOME TAXES (CONTINUED)

    Significant components of the Company's federal and state deferred tax liabilities and assets are as follows:

                                   December 31, 1996   December 31, 1995
                                   -----------------   -----------------
                                   Federal    State    Federal    State
                                   -------   -------   -------   -------
                                               (In thousands)
    Deferred tax liabilities:
      Claims based
        receivables                $  (574)  $  (130)  $(1,055)  $  (238)
      Intangibles                  (19,137)   (4,319)       --        --
      Pension accrual               (1,835)     (347)   (1,303)     (248)
      Unrealized gains
        on investments              (4,637)     (454)   (7,998)     (376)
      Other - net                   (6,683)     (534)   (4,451)     (653)
                                   -------   -------   -------   -------
                                   (32,866)   (5,784)  (14,807)   (1,515)
    Deferred tax assets:
      Unrealized losses
        on investments               1,321        47     1,048        24
      Unrealized gains on
        investments
        attributable to
        affiliated reinsurer            --        --     1,890        --
      Post-retirement benefits
        other than pensions          1,294       278     1,223       264
      Advance premium
        discounting                  2,653       228     1,336       173
      Basis in minority-owned
        subsidiaries                 2,131       485        --        --
      Deferred compensation          2,888       581        --        --
      Medical and other benefits
        payable discounting          2,511        74     2,009        94
      Other - net                   11,477     3,461     5,291     1,436
                                   -------   -------   -------   -------
                                    24,275     5,154    12,797     1,991
      Valuation allowance               --      (636)       --      (294)
                                   -------   -------   -------   -------
                                    24,275     4,518    12,797     1,697
                                   -------   -------   -------   -------
    Net deferred tax assets
      (liabilities)                $(8,591)  $(1,266)  $(2,010)  $   182
                                   -------   -------   -------   -------
                                   -------   -------   -------   -------

    The federal deferred benefit arising from the deductibility of state deferred tax is included as a component of other federal deferred taxes. The net deferred tax liabilities are included in other liabilities.

                         UNITED WISCONSIN SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. COMMITMENTS AND CONTINGENCIES

    LONG-TERM CONTRACT - BCBSUW has an agreement with a service bureau extending through December 31, 1999, with an option to terminate upon one year's prior written notice, deliverable at any time. The service bureau provides BCBSUW and a subsidiary of the Company with the majority of the electronic data processing services used to operate their businesses. Processing charges are based on the volume of transactions processed. The Company recorded expenses related to this agreement of $3,456,000, $3,425,000 and $3,177,000 in 1996, 1995 and 1994, respectively.

    During 1996, BCBSUW entered into an agreement with another service bureau to obtain electronic data processing services. The processing of services under the agreement is expected to commence on July 1, 1998. The agreement has a term of five years, with options to extend for two additional one-year renewal periods.

    LITIGATION - The Company is involved in various legal actions occurring in the normal course of its business.

    In April and May 1995, suits were filed against the Company, BCBSUW and certain of the Company's officers, alleging that these parties violated federal securities laws by issuing false and misleading statements regarding the Company, its financial condition and operations. The suits seek class action status and were filed on behalf of purchasers of the Company's common stock between February 7, 1995 and April 18, 1995. These actions were consolidated on August 14, 1995. Motions to dismiss filed on behalf of the defendants are pending.

    In the opinion of management, adequate provision has been made for losses which may result from these actions and, accordingly, the outcome of these proceedings is not expected to have a material adverse effect on the consolidated financial statements.

                         UNITED WISCONSIN SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. PREFERRED STOCK OF SUBSIDIARY

    On January 26, 1990, a subsidiary of the Company issued $30,000,000 of preferred stock in a private placement transaction with an institutional investor. The preferred stock was redeemed on January 25, 1995 for $30,000,000.

14. REDEEMABLE PREFERRED STOCK

    In 1992, the Board of Directors designated 25,000 shares of the Company's authorized but unissued preferred stock as Series A Adjustable Rate Nonconvertible Preferred Stock to be used as the employers' matching contribution under the 401(k) plan covering salaried and nonunion hourly employees of the Company and BCBSUW. At the date of issue and at December 31, 1994, the fair market value per share of the Series A Preferred Stock was approximately equal to the stated value. The shares were redeemable at the option of the Company.

    On January 3, 1995, the Company redeemed all of the outstanding shares of Series A Preferred Stock and discontinued its use as the employer's matching contribution to the 401(k) plan.

15. SHAREHOLDERS' EQUITY

    STATUTORY FINANCIAL INFORMATION - Insurance companies are subject to regulation by the Office of the Commissioner of Insurance of the State of Wisconsin and certain other state insurance regulators. These regulations require, among other matters, the filing of financial statements prepared in accordance with statutory accounting practices prescribed or permitted for insurance companies. The combined statutory surplus of insurance subsidiaries at December 31, 1996 and 1995 was $268,250,000 and $203,551,000, respectively. The combined statutory net income of insurance subsidiaries was $11,847,000, $8,437,000 and $37,181,000 in 1996, 1995 and
    1994, respectively.

    State insurance regulations also require the maintenance of a minimum compulsory surplus based on a percentage of premiums written. At December 31, 1996, the Company's insurance subsidiaries were in compliance with these compulsory regulatory requirements.

    RESTRICTIONS ON DIVIDENDS FROM SUBSIDIARIES - Dividends paid by the insurance subsidiaries to the Company are limited by state insurance regulations. The insurance regulator in the state of domicile may disapprove any dividend which, together with other dividends paid by an insurance company in the prior twelve months, exceeds the regulatory maximum as computed for the insurance company based on its statutory surplus and net income.

    Based upon the financial statements of the Company's insurance subsidiaries as of December 31, 1996, as filed with the insurance regulators, the aggregate amount available for dividends in 1997 without regulatory approval is $8,783,000.

                         UNITED WISCONSIN SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. EMPLOYEE BENEFIT PLANS

    PENSION BENEFITS - The Company and all of its subsidiaries, except certain recent acquisitions, participate with BCBSUW in two multiple-employer defined benefit pension plans. One plan covers salaried employees and one plan covers hourly employees. The salaried plan provides benefits based on compensation, years of service, year of birth and date of retirement. The hourly plan provides for benefit payments of stated amounts, based on number of hours worked and years of credited service. Since both plans were overfunded, no contributions were made in 1996, 1995 or 1994, and a pension credit was recorded in each year.

    The Company has amended the salaried pension plan and the hourly pension plan with respect to nonunion participants, which include expansion of the lump-sum payment provisions and changes in the methods and formulae used for the calculation of benefit accruals (a "cash balance" formula). The amendments are effective January 1, 1997. The resulting reduction in the projected benefit obligation is included in the funded status of the pension plans at December 31, 1996 and 1995, and was also considered in the calculation of the 1996 pension credit.

    The following table summarizes the combined funding status of the pension plans of the Company and the amounts recorded in the consolidated balance sheets:

                                                     DECEMBER 31,
                                                  -------------------
                                                    1996      1995
                                                  --------  ---------
                                                    (In thousands)

    Actuarial present value of benefit
      obligations:
        Vested benefits                           $(12,806) $(10,635)
        Nonvested benefits                          (2,923)   (1,853)
                                                  --------  ---------
    Total accumulated benefit
      obligations                                  (15,729)  (12,488)
    Adjustment for projected benefit
      obligations                                      (52)     (453)
                                                  --------  ---------
    Projected benefit obligations                  (15,781)  (12,941)
    Assets, at fair market value                    29,309    26,509
                                                  --------  ---------
    Excess of assets over projected
      benefit obligations                           13,528    13,568
    Unrecognized net gains                            (122)     (633)
    Unrecognized net asset                          (1,326)   (1,600)
    Unrecognized prior service cost                 (6,836)   (7,526)
                                                  --------  ---------
    Prepaid pension expense in
      consolidated balance sheets                 $  5,244  $  3,809
                                                  --------  ---------
                                                  --------  ---------

                         UNITED WISCONSIN SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. EMPLOYEE BENEFIT PLANS (CONTINUED)

    The pension plans' assets are comprised primarily of common stocks, bonds and other marketable securities.

    Assumptions used in developing the projected benefit obligation are as follows:

                                               DECEMBER 31,
                                            -------------------
                                             1996       1995
                                            --------  ---------

    Discount rate                               8%         8%
    Rate of increase in compensation         4.75%      4.75%
    Rate of return on plan assets               9%         9%

    The unrecognized net asset is being amortized over the remaining estimated service lives of participating employees at January 1, 1986: 15.4 years for salaried employees and 16.9 years for hourly employees.

    Prior to July 1, 1994, the Company and participating subsidiaries received an allocation of pension credit based on their proportionate share of employee compensation. Effective July 1, 1994, the pension credit for the Company and participating subsidiaries was calculated based upon its segregated assets and liabilities.

    The components of the pension credit, which is included in administrative expenses, are as follows:

                                            YEARS ENDED DECEMBER 31,
                                          --------  --------  --------
                                            1996      1995      1994
                                          --------  --------  --------
                                                 (In thousands)

    After July 1, 1994:
      Service cost - benefits
        earned during the period          $   829   $ 1,117   $   601
      Interest cost on benefit
        obligations                         1,034     1,116       606
      Actual return on plan assets         (2,866)   (4,136)     (158)
      Net amortization and deferrals         (432)    1,503    (1,132)
                                          --------  --------  --------
                                           (1,435)     (400)      (83)
    Prior to July 1, 1994:
      Pension credit allocation for the
        six months ended June 30, 1994         --        --      (588)
                                          --------  --------  --------
    Total pension credit                  $(1,435)  $  (400)  $  (671)
                                          --------  --------  --------
                                          --------  --------  --------

    After giving effect to all administrative expense allocations between the Company and BCBSUW, the pension credit was $1,288,000, $435,000 and $663,000 in 1996, 1995 and 1994, respectively.

                         UNITED WISCONSIN SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. EMPLOYEE BENEFIT PLANS (CONTINUED)

    POST-RETIREMENT BENEFITS - The Company and all of its subsidiaries, except certain recent acquisitions, participate with BCBSUW in two post-retirement welfare benefit plans; one plan covers salaried employees and one plan covers hourly employees. Both plans provide health, life and certain other employee benefits for retired employees and their eligible dependents. The salaried plan also provides for dental and vision benefits. Salaried employees become eligible for these benefits if they retire from the Company at a minimum age of 55 years with 10 years of service. Hourly employees are eligible if they retire at a minimum age of 60 years with 15 years of service. Retirees are required to pay a portion of the cost of their coverage, which varies based upon date of retirement and the retiree's status, age and length of service at retirement. The plans are currently unfunded.

    The Company has amended its post-retirement welfare benefit plans for nonunion employees, which limits the Company's financial contribution in future periods. The amendment is effective January 1, 1997. The resulting reduction in the accumulated post-retirement benefit obligation is included in the funded status of the post-retirement welfare benefit plans at December 31, 1996 and 1995, and was also considered in the calculation of post-retirement benefit cost for 1996.

    The following table presents the funded status of the post-retirement welfare benefit plans, reconciled with the liability recognized in the consolidated balance sheets:

                                                     DECEMBER 31,
                                                  ------------------
                                                    1996      1995
                                                  --------  --------
    Accumulated post-retirement                     (In thousands)
      benefit obligation:
        Retirees                                  $   247   $   224
        Fully eligible active plan
          participants                                248       261
        Other active plan participants              1,797     1,476
                                                  --------  --------
                                                    2,292     1,961

    Funded status:
      Unrecognized prior service cost               1,080     1,160
      Unrecognized net gains                          356       392
                                                  --------  --------
    Accrued liability for
      post-retirement benefits other
      than pensions - unfunded                    $ 3,728   $ 3,513
                                                  --------  --------
                                                  --------  --------

                         UNITED WISCONSIN SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. EMPLOYEE BENEFIT PLANS (CONTINUED)

    The net periodic post-retirement benefit cost is comprised of the following:

                                           YEARS ENDED DECEMBER 31,
                                         -----------------------------
                                           1996      1995      1994
                                         --------  --------  ---------
                                                 (In thousands)

      Service cost                       $  164   $   216   $   202
      Interest cost                         156       189       176
      Net amortization and deferrals        (90)      (27)      (21)
                                         --------  --------  ---------
        Net periodic post-retirement
          benefit cost                   $  230   $   378   $   357
                                         --------  --------  ---------
                                         --------  --------  ---------

    The weighted average discount rate used in determining the accumulated post-retirement benefit obligation was 8% in 1996 and 1995. In 1994, the health care cost trend rate assumed was 10.8% graded down to 6% in 1998 for medical benefits and 6% for all years for dental benefits. In 1995 and 1996, the health care cost trend rate assumed was 9.2% for 1995 and 7.8% for 1996 graded down to 5% in 1998 and subsequent years for medical benefits and 5% for all years for dental benefits. A one percentage point increase in the assumed health care cost trend rate would have increased the accumulated benefit obligation by $125,000 at December 31, 1996 and the aggregate service and interest cost components of net periodic post-retirement benefit cost for 1996 by $15,000.

    After giving effect to all administrative expense allocations between the Company and BCBSUW, the net periodic post-retirement benefit cost was $224,000, $351,000 and $319,000 in 1996, 1995 and 1994, respectively.

    401(k) PLANS - The Company and all of its subsidiaries, except certain recent acquisitions, participate with BCBSUW in two 401(k) plans; one plan covers salaried and nonunion hourly employees and one plan covers union hourly employees. Employees are eligible to participate if they work at least 1,000 hours per year and have been employed with the Company or BCBSUW for at least one year. Employees may contribute a percentage of their earnings on a pre-tax basis with up to 5% matched by a 50% employer contribution.

    Certain subsidiaries sponsor other defined contribution or 401(k) plans. Expenses related to all of these plans, after giving effect to all administrative expense allocations between the Company and BCBSUW, totaled $505,000, $545,000 and $361,000 in 1996, 1995 and 1994, respectively.

                         UNITED WISCONSIN SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. EMPLOYEE BENEFIT PLANS (CONTINUED)

    PROFIT SHARING AND BONUS PROGRAMS - The Company and all of its subsidiaries, except certain recent acquisitions, participate with BCBSUW in a Profit Sharing Plan for substantially all employees. The plan provides additional compensation to each employee, calculated as a percentage of the employee's regular earnings. The profit sharing percentage is determined based upon BCBSUW's combined net income, affiliate profitability measurements and customer satisfaction levels. Profit sharing expense, after giving effect to all administrative expense allocations between the Company and BCBSUW, was $1,501,000, $810,000 and $1,968,000 in 1996, 1995 and 1994,
    respectively.

    The employees of AMSH are included in a contributory defined contribution profit sharing plan covering all eligible salaried and hourly employees who meet minimum service requirements. Contributions are determined by AMSH's Board of Directors. There is no expense for this plan in 1996.

    The Company also participates with BCBSUW in various other bonus programs covering certain management employees. Expenses related to these programs, after giving effect to all administrative expense allocations between the Company and BCBSUW, totaled $926,000, $483,000 and $477,000 in 1996, 1995 and 1994, respectively.

    STOCK APPRECIATION RIGHTS PLAN - In December 1991, the Board of Directors of the Company authorized a Stock Appreciation Rights Plan (SAR Plan) for certain employees of the Company, which became effective on January 1, 1992. The aggregate number of stock appreciation rights
    (SARs) which may be granted may not exceed 150,000.

    The grantee's rights vest over a six year period after the date of the grant. Upon exercise, grantees receive cash equal to the sum of the appreciation in value of the Company's common stock and the value of dividends paid between the date of the grant and the date of exercise. The rights lapse if not exercised within twelve years of the grant date.

    In January 1992, 82,500 SARs were granted at $9.67 per share. In 1995, 7,500 of these SARs were forfeited. In 1996, 7,500 of these SARs were exercised. Accrued benefits related to the SAR Plan, after giving effect to all administrative expense allocations between the Company and BCBSUW represented an expense of $176,000 in 1996, a credit of $635,000 in 1995 and an expense of $506,000 in 1994.

                         UNITED WISCONSIN SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. EMPLOYEE BENEFIT PLANS (CONTINUED)

    UWS EQUITY INCENTIVE PLAN - In May 1993, the Board of Directors of the Company authorized the UWS Equity Incentive Plan, which permits the grant of Nonqualified Stock Options (NQSOs), Incentive Stock Options, SARs, Restricted Stock, Performance Units and Performance Shares. No awards may be granted on or after February 24, 2003. The total number of shares available for grant, as defined in the UWS Equity Incentive Plan, as amended, may not exceed 2,750,000.

    NQSOs have been granted to certain employees of the Company under this plan. The NQSOs are exercisable in whole or in part and at such times as specified in the grant. The rights of grantees vest over various periods up to four years after the date of the grant. The options lapse if not exercised within various periods up to twelve years of the grant date.

    DIRECTOR STOCK OPTION PLAN - In May 1995, the shareholders of the Company approved the 1995 Director Stock Option Plan which permits the grant of NQSOs. The total number of shares available for grant may not exceed 75,000.

    NQSOs have been granted to directors of the Company under this plan, and are exercisable in whole or in part and at such times as specified in the grant. The rights of grantees vest over a three year period after the date of the grant. The options lapse if not exercised within twelve years of the grant date, or within two years of termination as a director.

                         UNITED WISCONSIN SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. EMPLOYEE BENEFIT PLANS (CONTINUED)

    Stock option activity for all plans is as follows:

                                                   YEARS ENDED DECEMBER 31,
                                                -----------------------------
                                                    1996             1995
                                                ------------     ------------
    Total number of NQSOs:
    Outstanding at beginning of year               394,404         188,497
    Granted                                      1,863,259         225,519
    Forfeited                                      (13,204)        (19,612)
                                                ------------     ------------
    Outstanding at end of year                   2,244,459         394,404
                                                ------------     ------------
                                                ------------     ------------

    Exercisable at end of year                   2,029,557          54,937
    Available for grant at end of year             580,541         280,596

    WEIGHTED AVERAGE EXERCISE PRICE OF NQSOS:
    Outstanding at beginning of year                $26.36          $27.94
    Granted - exercise price equals market
              price on grant date                    24.26           25.18
    Granted - exercise price is less than
              market price on grant date             11.05            --
    Granted - exercise price exceeds market
              price on grant date                    32.83            --
    Forfeited                                        27.78           28.07
    Outstanding at end of year                       25.00           26.36
    Exercisable at end of year                       25.02           27.67

    NQSOS BY EXERCISE PRICE RANGE:
    Range of exercise prices                         $4.66            --
    Weighted average exercise price                  $4.66            --
    Weighted average remaining
      contractual life                                5.93            --
    Exercisable at end of year                     305,696            --
    Weighted average exercise price of
      options exercisable at end of year             $4.66            --


    Range of exercise prices                    $18.13-$26.00    $22.38-$26.00
    Weighted average exercise price                 $22.33          $25.08
    Weighted average remaining
      contractual life                               11.07           11.63
    Exercisable at end of year                     657,895          15,625
    Weighted average exercise price of
      options exercisable at end of year            $22.25          $26.00


    Range of exercise prices                    $28.00-$35.00    $28.00-$35.00
    Weighted average exercise price                 $32.29          $28.55
    Weighted average remaining
      contractual life                                5.52           10.47
    Exercisable at end of year                   1,065,966          39,312
    Weighted average exercise price of
      options exercisable at end of year            $32.56          $28.33

                         UNITED WISCONSIN SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. EMPLOYEE BENEFIT PLANS (CONTINUED)

    In October 1995, the Financial Accounting Standards Board (the FASB) issued SFAS No. 123, "Accounting for Stock-based Compensation," which became effective for the Company in 1996. As allowed by SFAS No. 123, the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options for the reasons discussed below. Under APB 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded.

    Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its NQSOs under the fair value method prescribed by SFAS No.
    123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1996 and 1995, respectively: risk-free interest rates of 5.66% and 5.47%; dividend yields of 5.14% and 1.91%; volatility factors of the expected market price of the Company's common stock of 0.34 and 0.34; and a weighted average expected life of the options of 3.61 and
    5.12 years.

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Since the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimates, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                         UNITED WISCONSIN SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. EMPLOYEE BENEFIT PLANS (CONTINUED)

    For purposes of pro forma disclosures, the estimated fair values of the options are amortized to expense over the options' respective vesting periods. As calculated using the Black-Scholes model, the weighted average, grant-date fair value of options granted in which the exercise price equaled the market price on the date of the grant was $7.77 per share for 1996 and $8.27 per share for 1995. The weighted average, grant-date fair value of options granted in which the exercise price was less than the market price on the date of the grant was $1.29 per share for 1996. The Company's pro forma information, as if these options had been expensed in accordance with SFAS No. 123, is as follows:

                                               YEARS ENDED DECEMBER 31,
                                              --------------------------
                                                  1996        1995
                                                 ------       ------
                                             (In thousands, except per
                                                    share data)

    Pro forma net income                         $8,862       $5,388

    Pro forma earnings per common share            0.69         0.43

17. QUARTERLY FINANCIAL INFORMATION - UNAUDITED

    Selected quarterly financial data for the years ended December 31, 1996 and 1995 are as follows:

                                             QUARTER
                            --------------------------------------
                              FIRST    SECOND    THIRD     FOURTH    TOTAL
                            --------  --------  --------  --------  ----------
                                 (In thousands, except per share data)
    1996:
    -----
      Total revenues        $281,404  $280,712  $277,656  $323,539  $1,163,311
      Income before
        income tax
        expense                  839     5,061     7,051     4,098      17,049
      Net income                 292     3,195     4,291     2,425      10,203
      Earnings per common
        share (1)               0.02      0.26      0.34      0.18        0.79

    1995:
    -----
      Total revenues        $243,094  $253,195  $267,921  $274,107  $1,038,317
      Income (loss)
        before income
        tax expense            6,557    (8,645)    9,790     1,652       9,354
      Net income (loss)        4,165    (5,678)    6,296     1,590       6,373
      Earnings (loss) per
        common share (1)        0.33     (0.45)     0.50      0.13        0.50

    (1) The sum of the four quarters does not equal the earnings (loss) per common share for the year due to the change in the number of shares outstanding during the year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

   Information required by this item with respect to directors is included under the heading "Election of Directors" in the Company's definitive Proxy Statement, to be dated April 18, 1997 relating to the 1997 Annual Meeting of Shareholders currently scheduled for May 28, 1997, (the "1997 Proxy Statement") which will be filed with the Commission separately pursuant to Rule 14a-6 under the 1934 Act and in accordance with General Instruction G(3) to Form 10-K, not later than 120 days after the end of the Company's fiscal year, and which section is hereby incorporated by reference. Information with respect to executive officers of the Company appears at the end of Part I, Pages 17 and 19 of this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION.

   Information required by this item is included under the heading "Executive Compensation" in the 1997 Proxy Statement, which section is hereby incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

   Information required by this item is included under the heading "Security Ownership of Certain Beneficial Owners and Management" in the 1997 Proxy Statement, which section is hereby incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   Information required by this item is included under the heading "Certain Transactions" in the 1997 Proxy Statement, which section is hereby incorporated by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  1 and 2.  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
                                                                     PAGE(S) IN
                                                                      FORM 10-K
                                                                       REPORT
                                                                       ------
The following consolidated financial statements of United
 Wisconsin Services, Inc. and subsidiaries are included in
 Item 8:

Report of Independent Auditors .....................................    30
Consolidated Balance Sheets at December 31, 1996 and 1995 ..........    31
Consolidated Statements of Income for the years ended December 31, .    33
 1996, 1995 and 1994
Consolidated Statements of Shareholders' Equity for the years ......    34
 ended December 31, 1996, 1995 and 1994
Consolidated Statements of Cash Flows for the years ended ..........    35
 December 31, 1996, 1995 and 1994
Notes to Consolidated Financial Statements .........................    36

The following financial statement schedules of United
 Wisconsin Services, Inc..and subsidiaries are included in
 Item 14(d):

   Schedule II - Condensed Financial Information of Registrant.....  65
   Schedule IV - Reinsurance......................................   68
   Schedule V - Valuation and Qualifying Accounts.................   69

   All other schedules for which provision is made in applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

   3.  EXHIBITS

   Reference is made to the separate Exhibit Index contained on Pages 71 through 73 hereof.

   (b)  REPORTS ON FORM 8-K

        Current report on Form 8-K dated December 3, 1996 including under
        Item 2 a description of the merger of American Medical Security Group, Inc. with and into the Registrant effective December 3, 1996, and including under Item 7 certain financial statements and proforma financial information contained in Registrant's Registration Statement on Form S-4 (Registration No. 333-10935), filed August 31, 1996 and amended on September 23, 1996.

   (c)  EXHIBITS

        Reference is made to the separate Exhibit Index contained on Pages 71 through 73 hereof.

   (d)  FINANCIAL STATEMENT SCHEDULES

        Reference is made to the financial statement schedules contained on Pages 65 through 69 hereof.

                                                                    SCHEDULE II


                        UNITED WISCONSIN SERVICES, INC.
                CONDENSED FINANCIAL INFORMATION OF REGISTRANT

    Condensed balance sheets of United Wisconsin Services, Inc. (the "Company") (parent company only) as of December 31, 1996 and 1995, and the condensed statements of income and cash flows for the years ended December 31, 1996, 1995, and 1994 are as follows:

                               BALANCE SHEETS

                                   ASSETS

                                                             DECEMBER 31,
                                                       -----------------------
                                                          1996         1995
                                                       ----------   ----------
                                                            (IN THOUSANDS)

Cash and cash equivalents                              $      936   $    8,106
Investments                                                 9,617       89,253
Investment in and advances to affiliates                  429,313      158,324
Note receivable                                             1,000        1,000
Other assets                                                7,295       11,505
                                                       ----------   ----------
      Total assets                                     $  448,161   $  268,188
                                                       ----------   ----------
                                                       ----------   ----------


                    LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Due to affiliates                                   $   71,666   $    1,401
   Payables, accrued expenses and other liabilities        17,952        9,478
   Debt                                                    44,888       44,898
                                                       ----------   ----------
       Total liabilities                                  134,506       55,777

Shareholders' equity:
   Common stock                                            16,294       12,600
   Paid-in capital                                        184,019       86,902
   Retained earnings                                      107,073      103,361
   Unrealized gains (losses) on investments                 6,269        9,548
                                                       ----------   ----------
      Total shareholders' equity                          313,655      212,411
                                                       ----------   ----------
         Total liabilities and shareholders' equity    $  448,161   $  268,188
                                                       ----------   ----------
                                                       ----------   ----------

                                                                    SCHEDULE II

                       UNITED WISCONSIN SERVICES, INC.
              CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                           STATEMENTS OF INCOME

                                                                       YEARS ENDED DECEMBER 31,
                                                              ----------------------------------------
                                                                 1996          1995          1994
                                                              ----------    ----------    ----------
                                                                          (IN THOUSANDS)
Revenues:
   Dividends from consolidated subsidiaries                   $   20,682    $   81,872    $    2,897
   Investment income                                               2,399           917         1,063
   Other revenue (expense)                                           213        (1,534)          974
                                                              ----------    ----------    ----------
      Total revenues                                              23,294        81,255         4,934

Expenses:
   Administrative expenses                                         3,443         1,506         1,296
   Net amortization of purchase premiums and intangibles             862           545           186
   Interest expense on debt                                        3,479         3,483         3,487
   Interest expense with affiliate                                   564            --            --
                                                              ----------    ----------    ----------
      Total expenses                                               8,348         5,534         4,969

Income (loss) before income tax benefit and equity in the
   undistributed net income of subsidiaries                       14,946        75,721           (35)

Income tax benefit                                                (1,795)       (1,974)       (1,030)
                                                              ----------    ----------    ----------

Income before equity in the undistributed net income of
   subsidiaries                                                   16,741        77,695           995

Equity in the undistributed net income of subsidiaries            (6,538)      (71,322)       31,768
                                                              ----------    ----------    ----------

Net income                                                    $   10,203    $    6,373    $   32,763
                                                              ----------    ----------    ----------
                                                              ----------    ----------    ----------

                                                                   SCHEDULE II

                       UNITED WISCONSIN SERVICES, INC.
               CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                        STATEMENTS OF CASH FLOWS

                                                                            YEARS ENDED DECEMBER 31,
                                                                --------------------------------------------
                                                                   1996             1995             1994
                                                                ----------       ----------       ----------
                                                                                 (IN THOUSANDS)
Operating activities:
   Net income                                                   $   10,203       $    6,373       $   32,763
   Adjustments to reconcile net income to
     net cash provided by operating activities:
      Equity in the undistributed net income of subsidiaries         6,538           71,322          (31,768)
      Bond and other amortization                                    1,703              599              672
      Deferred income tax benefit                                     (196)            (624)            (360)
      Changes in other operating accounts:
         Due to affiliates                                             265          (11,033)          11,718
         Payables and accrued expenses                               1,612            1,842            1,126
         Other - net                                                 5,767             (979)          (1,447)
                                                                ----------       ----------       ----------
            Net cash provided by operating activities               25,892           67,500           12,704

Investing activities:
   Acquisitions of subsidiaries                                   (195,751)          (3,565)         (12,786)
   Purchases of available for sale investments                     (41,277)        (121,346)          (6,780)
   Proceeds from sale of available for sale investments            116,715           29,029            8,158
   Proceeds from maturity of available for sale investments            675           16,800              321
   Investment in and advances to consolidated affiliates           (75,093)          (3,726)         (14,615)
                                                                ----------       ----------       ----------
            Net cash used in investing activities                 (194,731)         (82,808)         (25,702)

Financing activities:
   Capital contributions                                                --              716            3,842
   Cash dividends paid                                              (6,491)          (6,162)          (5,703)
   Redeemable preferred stock issuance                                  --               --              637
   Redemption of redeemable preferred stock                             --           (2,007)               -
   Issuances of common stock and options                            98,720           16,628           26,108
   Repayment of subordinated notes                                     (10)             (62)             (40)
   Net borrowings under line of credit agreement                      (550)             550                -
   Proceeds from notes with affiliate                               70,000               --                -
                                                                ----------       ----------       ----------
            Net cash provided by financing activities              161,669            9,663           24,844
                                                                ----------       ----------       ----------
Cash and cash equivalents:
   Increase (decrease) during year                                  (7,170)          (5,645)          11,846
   Balance at beginning of year                                      8,106           13,751            1,905
                                                                ----------       ----------       ----------
   Balance at end of year                                       $      936       $    8,106       $   13,751
                                                                ----------       ----------       ----------
                                                                ----------       ----------       ----------

                                                                    SCHEDULE IV

                          UNITED WISCONSIN SERVICES, INC.

                                     REINSURANCE

                                                                                            Percentage
                                                   Ceded to       Assumed                    of amount
                                     Gross          other        from other                 assumed to
                                     amount       companies      companies      Net amount      net
                                -------------  -------------  -------------  -------------  ----------
                                  (In thousands)
Year ended December 31, 1994:
   Life insurance in force      $  11,983,631  $   4,258,693  $   4,351,095  $  12,076,033     36.0%
                                -------------  -------------  -------------  -------------  ----------
                                -------------  -------------  -------------  -------------  ----------

   Premiums:
     Health and disability      $   1,061,161  $     371,502  $       2,094  $     691,753      0.3%
     Life                              46,132         18,860         11,955         39,227     30.5%
                                -------------  -------------  -------------  -------------  ----------
       Total premiums           $   1,107,293  $     390,362  $      14,049  $     730,980      1.9%
                                -------------  -------------  -------------  -------------  ----------
                                -------------  -------------  -------------  -------------  ----------

Year ended December 31, 1995:
   Life insurance in force      $  15,485,831  $   6,072,710  $   5,625,751  $  15,038,872     37.4%
                                -------------  -------------  -------------  -------------  ----------
                                -------------  -------------  -------------  -------------  ----------

   Premiums:
     Health and disability      $   1,419,413  $     495,390  $         779  $     924,802      0.1%
     Life                              55,211         23,368         16,634         48,477     34.3%
                                -------------  -------------  -------------  -------------  ----------
       Total premiums           $   1,474,624  $     518,758  $      17,413  $     973,279      1.8%
                                -------------  -------------  -------------  -------------  ----------
                                -------------  -------------  -------------  -------------  ----------

Year ended December 31, 1996:
   Life insurance in force      $  13,785,741  $     321,528  $   3,401,690  $  16,865,903     20.2%
                                -------------  -------------  -------------  -------------  ----------
                                -------------  -------------  -------------  -------------  ----------

   Premiums:
     Health and disability      $   1,537,899  $     499,209  $         563  $   1,039,253      0.1%
     Life                              57,085         21,557         14,353         49,881     28.8%
                                -------------  -------------  -------------  -------------  ----------
       Total premiums           $   1,594,984  $     520,766  $      14,916  $   1,089,134      1.4%
                                -------------  -------------  -------------  -------------  ----------
                                -------------  -------------  -------------  -------------  ----------

                                                                     SCHEDULE V

                      UNITED WISCONSIN SERVICES, INC.

                     VALUATION AND QUALIFYING ACCOUNTS

                                                            Net
                                                          charges
                                                Balance   (credits)  Write-offs  Balance
                                               beginning   to net    against      end of
                                               of period   income    allowance    period
                                               ---------  ---------  ----------  -------
                                                          (In thousands)

Year ended December 31, 1994:
   Allowance for possible losses on:
     Premium receivables                        $   212    $   142    $    --    $   354
     Other                                           --         --         --         --
                                               ---------  ---------  ----------  -------
       Total allowance                          $   212    $   142    $    --    $   354
                                               ---------  ---------  ----------  -------
                                               ---------  ---------  ----------  -------

Year ended December 31, 1995:
   Allowance for possible losses on:
     Premium receivables                        $   354    $   (94)   $    --    $   260
     Other                                           --         (3)        17         14
                                               ---------  ---------  ----------  -------
       Total allowance                          $   354    $   (97)   $    17    $   274
                                               ---------  ---------  ----------  -------
                                               ---------  ---------  ----------  -------

Year ended December 31, 1996:
   Allowance for possible losses on:
     Premium receivables                        $   260    $   (28)   $    --    $   232
     Other                                            14         50       (12)        52
                                               ---------  ---------  ----------  -------
       Total allowance                          $   274    $    22    $   (12)   $   284
                                               ---------  ---------  ----------  -------
                                               ---------  ---------  ----------  -------

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   UNITED WISCONSIN SERVICES, INC.


                                   By: /s/ Thomas R. Hefty
                                       ------------------------------
                                       Thomas R. Hefty, President and
                                       Chief Executive Officer

                                   Date:     March 31, 1997

   Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   Signature                 Title                                  Date
   ---------                 -----                                  ----

/s/ Thomas R. Hefty        Chairman, President and Chief       March 31, 1997
-----------------------    Executive Officer (Principal
Thomas R. Hefty            Executive Officer) and Director


/s/ C. Edward Mordy        Vice President and  Chief           March 31, 1997
-----------------------    Financial Officer (Principal
C. Edward Mordy            Financial and Accounting Officer)


/s/Richard A. Abdoo         Director                           March 31, 1997
-----------------------
Richard A. Abdoo


/s/Thomas A. Bausch        Director                            March 31, 1997
-----------------------
Thomas A. Bausch


/s/Jane T.  Coleman        Director                            March 31, 1997
-----------------------
Jane T. Coleman


/s/James L. Forbes         Director                            March 31, 1997
-----------------------
James L. Forbes


/s/James C. Hickman        Director                            March 31, 1997
-----------------------
James C. Hickman


/s/William R. Johnson      Director                            March 31, 1997
-----------------------
William R. Johnson


/s/Eugene A. Menden        Director                            March 31, 1997
-----------------------
Eugene A. Menden


/s/Donald P. Muench        Director                            March 31, 1997
-----------------------
Donald P. Muench


/s/Arthur W. Nesbitt       Director                            March 31, 1997
-----------------------
Arthur W. Nesbitt

                          UNITED WISCONSIN SERVICES, INC.
                                 INDEX TO EXHIBITS


  EXHIBIT                   DOCUMENT DESCRIPTION
  NUMBER                    --------------------
  ------
  3.1(a) Restated and Amended Articles of Incorporation of Registrant, dated July 31, 1991(1).
  3.1(b) Articles of Amendment to the Restated and Amended Articles of Incorporation of the Registrant, dated December 11, 1991(2).
  3.1(c) Articles of Amendment to the Restated and Amended Articles of Incorporation of the Registrant, dated August 26, 1992(3).
  3.2        Restated and Amended Bylaws of Registrant(4).
  4.1        Specimen Common Stock Certificate(9).
  4.2        Form of Indenture between Registrant and Firstar
             Trust Company(5).
  4.3 Form of Subordinated Note issued pursuant to the above-referenced Indenture(5).
 10.1 Employment Contract between American Medical Security Holdings, Inc. and Wallace J. Hilliard
 10.2 Employment Contract between American Medical Security Holdings, Inc. and Ronald A. Weyers
 10.3 Joint Venture and Shareholders Agreement among Aon Corporation (subsequently assigned to Aon Captive Management, Inc.), BCBSUW (subsequently assigned to the Registrant) and United Heartland, Inc.(1). As amended by Amendment dated October 1, 1991(5). As subsequently amended by Amendment dated December 31, 1994(12).
 10.4 Underwriting Management Agreement between United Heartland, Inc. and Virginia Surety Company, Inc.(1).
 10.5 Agreement For Electronic Data Processing Services between BCBSUW and EDS Federal Corporation (as amended)(1). As amended by Settlement Agreement and Amendment No. 5, dated October 19, 1992(5).
 10.6 Consolidated Federal Income Tax Agreement among BCBSUW, UWIC, the Registrant, United Wisconsin Proservices, Inc., Leasing Unlimited, Inc., UWLIC, Compcare Health Services Insurance Corporation ("Compcare"), ProHealth, Inc. and Take Control, Inc.(1) As amended by Amendment dated August 6, 1993(6). As subsequently amended by Amendment dated May 9, 1994 (12).
 10.7 Comprehensive Tax Allocation Agreement dated July 1, 1994 among BCBSUW, the Registrant and various subsidiaries thereof(12).
 10.8 Federal Income Tax Allocation Agreement between BCBSUW, the Registrant, UWIC, UWLIC, United Wisconsin Proservices, Inc., Compcare, Take Control, Inc., Meridian Resource Corporation, Valley Health Plan, Inc. and United Wisconsin Capital Corporation for the period commencing January 1, 1993(6). As amended by Amendment dated May 9, 1994 (12).
 10.9 UWSI/BCBSUW 401(k) Plan (formerly the United Wisconsin Services Pre-Tax Savings Plan) effective January 1, 1992 (the "Plan")(5). As amended by the first amendment to the Plan effective January 1, 1993(7). As subsequently amended by the second, third and fourth amendments to the Plan(10).*
 10.10       Executive Reimbursement Group Insurance Policy(1).*
 10.11       BCBSUW Salaried Employees Retirement Plan effective
             January 1, 1993(5).*
 10.12 1992 Stock Appreciation Rights Plan and Form of Grant of Stock Appreciation Rights(2). As amended February 15, 1995(12).*

  EXHIBIT                   DOCUMENT DESCRIPTION
  NUMBER                    --------------------
  ------
  10.13     Purchase and Sale Agreement of Midelfort Health Plan,
            Inc. between Registrant and Midelfort Clinic,
            Ltd.(4).
  10.14     Amended and Restated Joint Venture Agreement between
            BCBSUW, Registrant, Midelfort Health Plan, Inc. and
            Midelfort Clinic, Ltd.
  10.15     Service Agreement between BCBSUW and Registrant,
            effective January 1, 1997.
  10.16     General Services Agreement between United Heartland
            and BCBSUW, effective January 1, 1991(11).
  10.17     Service Agreement between BCBSUW and Meridian Managed
            Care, Inc. (f/k/a Take Control, Inc.), effective
            January 1, 1991(11).
  10.18     Service Agreement between BCBSUW and Valley Health
            Plan, Inc., effective January 1, 1993(11).
  10.19     Stock Purchase Agreement by and among the Registrant,
            Ralph P. Cavaiani, Dianne M. Kiehl, M&I Ventures
            Corporation, Gerald A. Theis, Stacia Kiehl, Adam
            Kiehl and The Milwaukee Foundation Corporation dated
            May 26, 1994(11).
  10.20     Service Agreement between the Registrant and Community
            Health Systems, LLC dated November 1, 1994(9).
  10.21     Amended and Restated Joint Venture Agreement among BCBSUW, the Registrant, UHC, U-Care, HPI and HPW dated October 31,
            1994(9).
  10.22     Service Agreement between the Registrant and HPI dated
            November 1, 1994(9).
  10.23     License Agreement between the Registrant and U-Care dated
            November 1, 1994(9).
  10.24     Registrant's and BCBSUW's 1996 Management Incentive Plan(4).*
  10.25     1997 Management Incentive Plan.
  10.26     Registrant's and BCBSUW's 1996 Profit Sharing Plan(4).*.
  10.27     BCBSUW 1995-1997 Long Term Executive Incentive Plan(4).*
  10.28     BCBSUW/UWS Long Term Incentive Plan 1996-1998.*
  10.29     Registrant's Equity Incentive Plan(5).*
  10.30     Registrant's and BCBSUW's Supplemental Benefit Restoration Plan
            as Amended and Restated Effective January 1, 1994(7).*
  10.31     Employment Agreement between the Company and Samuel V. Miller dated October 30, 1995(4).*
  10.32     1995 Director Stock Option Plan (3).*
  10.33     1996 Profit Sharing Plan between Registrant and Unity Health Plans
            Insurance Corporation(4).*
  10.34     Registrant's Voluntary Deferred Compensation Plan(4)
  10.35     Trust under Registrant's Voluntary Deferred Compensation Plan(4)
  10.36     Registrant's Deferred Compensation Plan for Directors
  10.37**   UWSI/BCBSUW Salaried Pension Plan.
  10.38     Joint Venture Agreement Among Registrant, BCBSUW, Compcare and
            Northwoods Health Care, LLC(14).
  10.39     Amendment to Purchase and Sale Agreement Between the Registrant
            and Midelfort.
  11.       Statement regarding computation of per share earnings. (See Note 1 of Notes to Consolidated Financial Statements).
  21.       Subsidiaries of the Registrant.
  27.       Financial Data Schedule.
___________________
(1) Incorporated by reference to exhibits filed with Registrant's Form S-1 Registration Statement declared effective on October 24, 1991 (Registration Number 33-42571).
(2) Incorporated by reference to exhibits filed with Registrant's Form 8-K filed on December 12, 1991.
(3) Incorporated by reference to exhibits filed with Registrant's Form 8-K filed on September 2, 1992.

(4) Incorporated by reference to exhibits filed with Registrant's Form 10-K for the year ended December 31, 1995.
(5) Incorporated by reference to exhibits filed with Registrant's Form S-1 Registration Statement declared effective on July 13, 1993 (Registration Number 33-59798).
(6) Incorporated by reference to exhibits filed with Registrant's Form 10-Q for the period ended September 30, 1993.
(7) Incorporated by reference to exhibits filed with Registrant's Form 10-K for the period ended December 31, 1993.
(8) Incorporated by reference to exhibits filed with Registrant's Form 10-Q for the quarter ended June 30, 1996.
(9) Incorporated by reference to exhibits filed with Registrant's Form 10-Q for the period ended September 30, 1994.
(10) Incorporated by reference to exhibits filed with Registrant's Form S-8 Registration Statement filed with the Securities and Exchange Commission on December 30, 1994 (Registration Number 33-88110).
(11) Incorporated by reference to exhibits filed with Registrant's Form S-1 Registration Statement declared effective on June 30, 1994 (Registration Number 33-76768).
(12) Incorporated by reference to exhibits filed with the Registrant's Form 10-K for the year ended December 31, 1994.
(13) Incorporated by reference to exhibits filed with the Registrant's Form 10-Q for the period ended June 30, 1995.
(14) Incorporated by reference to exhibits filed with the Registrant's Form 10-Q for the quarter ended June 30, 1996.

 *Management contract or compensatory plan.
**To be filed by amendment.