Form 10-Q
period 1997-03-31
UNITED WISCONSIN SERVICES INC /WI
filed 1997-05-14
CIK 878897

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


                      For the quarter ended March 31, 1997


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

Number of shares of Common Stock outstanding as of April 30, 1997 was 16,409,999.

PART I.  FINANCIAL INFORMATION
Item 1.   Financial Statements


                       UNITED WISCONSIN SERVICES, INC.
                        CONSOLIDATED BALANCE SHEETS
                               (Unaudited)


                                              March 31,   December 31,
               ASSETS                           1997         1996
               ------                         --------     --------
                                                (In thousands)
Investments:
  Bonds available for sale, at market         $372,984     $394,615
  Bonds held to maturity, at amortized cost     12,949       12,823
                                              --------     --------
    Total bonds                                385,933      407,438

  Stocks, at market                             67,500       59,685
                                              --------     --------
    Total investments                          453,433      467,123

Cash and cash equivalents                       39,279       51,146

Receivables:
  Due from affiliates                            2,243        2,641
  Other receivables                             79,515       74,167
                                              --------     --------
    Total receivables                           81,758       76,808

Property and equipment - net                    50,182       53,103

Goodwill and other intangibles                 150,358      155,458

Other assets                                    32,335       32,482
                                              --------     --------
    Total assets                              $807,345     $836,120
                                              --------     --------
                                              --------     --------

          See Notes to Interim Consolidated Financial Statements

                      UNITED WISCONSIN SERVICES, INC.
                       CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)


                                                        March 31,   December 31,
    LIABILITIES AND SHAREHOLDERS' EQUITY                  1997         1996
    ------------------------------------                --------     --------
                                                           (In thousands)
Liabilities:
  Medical and other benefits payable                    $226,577     $240,338
  Advance premiums                                        52,759       51,514
  Due to affiliates                                       77,435       74,005
  Other liabilities                                       86,844      100,820
  Debt                                                    55,488       55,788
                                                        --------     --------
    Total liabilities                                    499,103      522,465

Shareholders' equity:
  Common stock (no par value, $1 stated value,
   50,000,000 shares authorized, 16,409,999 and
   16,293,995 shares issued and outstanding at
   March 31, 1997 and December 31, 1996, respectively)    16,410       16,294
  Paid-in capital                                        183,667      184,019
  Retained earnings                                      108,474      107,073
  Unrealized gains (losses) on investments                  (309)       6,269
                                                        --------     --------
    Total shareholders' equity                           308,242      313,655
                                                        --------     --------
    Total liabilities and shareholders' equity          $807,345     $836,120
                                                        --------     --------
                                                        --------     --------


            See Notes to Interim Consolidated Financial Statements

                       UNITED WISCONSIN SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)


                                                      Three months ended
                                                           March 31,
                                                     -------------------
                                                       1997       1996
                                                     --------   --------
                                           (In thousands, except per share data)
Revenues:
  Health services revenues:
    Premium revenue                                  $388,608   $261,649
    Other revenue                                      15,843      7,266
  Investment results                                    9,845     12,489
                                                     --------   --------
      Total revenues                                  414,296    281,404

Expenses:
  Medical and other benefits                          310,170    221,439
  Operating expenses                                   92,593     53,678
  Profit sharing on joint ventures                        845      4,420
  Interest expense                                      2,217        870
  Amortization of goodwill and other intangibles        2,441        158
                                                     --------   --------
      Total expenses                                  408,266    280,565
                                                     --------   --------
Income before income tax expense                        6,030        839

Income tax expense                                      2,660        547
                                                     --------   --------
Net income                                           $  3,370   $    292
                                                     --------   --------
                                                     --------   --------
Earnings per common share                            $   0.21   $   0.02
                                                     --------   --------
                                                     --------   --------



              See Notes to Interim Consolidated Financial Statements

                        UNITED WISCONSIN SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                                Three months ended
                                                                     March 31,
                                                              ----------------------
                                                                  1997         1996
                                                              ---------    ---------
                                                                 (In thousands)
Operating activities:
  Net income                                                  $   3,370    $     292
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                 5,764          299
    Realized investment gains                                    (2,409)      (5,115)
    Deferred income tax (benefit) expense                        (1,032)       1,948
    Changes in other operating accounts:
      Medical and other benefits payable                        (13,761)         768
      Advance premiums                                            1,245        4,737
      Due to/from affiliates                                      3,828       17,303
      Other receivables                                          (5,348)      (5,444)
      Funds held on behalf of affiliated reinsurers                   -       (5,905)
      Other - net                                                (4,572)      (3,206)
                                                              ---------    ---------
        Net cash provided by (used in) operating activities     (12,915)       5,677

Investing activities:
  Purchases of available for sale investments                  (145,873)    (167,525)
  Proceeds from sale of available for sale investments          149,443      157,996
  Proceeds from maturity of available for sale investments        2,035       25,450
  Purchases of held to maturity investments                      (1,139)        (114)
  Proceeds from maturity of held to maturity investments          1,005          140
  Proceeds from sale of property and equipment                      771            -
  Additions to property and equipment                              (672)         (418)
  Change in investment in unconsolidated affiliates                (817)         (116)
  Change in other investments                                         -          (237)
                                                              ---------    ---------
        Net cash provided by investing activities                 4,753        15,176

Financing activities:
  Cash dividends paid                                            (1,969)       (1,512)
  Common stock issued for options exercised                         709             -
  Common stock withheld for taxes on options exercised             (945)            -
  Repayment of debt                                                (300)          (10)
  Net borrowings under line of credit agreement                  (1,200)        2,570
  Repayment of note with affiliate                                    -       (25,000)
                                                              ---------    ---------
        Net cash used in financing activities                    (3,705)      (23,952)
                                                              ---------    ---------
Cash and cash equivalents:
  Decrease during period                                        (11,867)       (3,099)
  Balance at beginning of year                                   51,146        38,290
                                                              ---------    ---------
  Balance at end of period                                    $  39,279     $  35,191
                                                              ---------    ---------
                                                              ---------    ---------

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

    The unaudited financial statements include all adjustments and accruals consisting only of normal recurring accrual adjustments which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods. The results of operations for any interim period are not necessarily indicative of results for the full year. The unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1996, incorporated by reference or included in the Company's Form 10-K, as filed with the Securities and Exchange Commission.

    EARNINGS PER COMMON SHARE - Earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding. Weighted average common shares outstanding were 16,337,616 and 12,599,715 for the three months ended March 31, 1997 and 1996, respectively.

    RECLASSIFICATIONS - Certain reclassifications have been made to the consolidated financial statements for 1996 to conform with the 1997 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     United Wisconsin Services, Inc. (the Company) is a leading provider of managed health care services and employee benefit products. The Company's three primary product lines are (i) Health Maintenance Organization (HMO) products, including Compcare Health Services Insurance Corporation (Compcare), Valley Health Plan, Inc. (Valley), Unity Health Plans Insurance Corporation (Unity) and certain point-of-service (POS) and other related products managed by Compcare and Valley; (ii) small group managed care and life products sold through American Medical Security Holdings, Inc. (AMS), which holds the companies held by the Company's former joint venture partner, American Medical Security Group, Inc., and (iii) specialty managed care products and services, including dental, life, disability and workers' compensation products, managed care consulting, electronic claim submission, pharmaceutical management and managed behavioral health services. These three product groups represented the following percentages of the Company's health services revenue for the periods noted.

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                      --------------------
                                                      1997            1996
                                                      ----            ----
                                                 (AS A PERCENTAGE OF THE TOTAL)
HEALTH SERVICES REVENUE:
    HMO products                                      28.6%           38.9%
    AMS products                                      64.8            50.8
    Specialty managed care products and services       7.5            11.1
    Intercompany eliminations                         (0.9)           (0.8)
                                                     -----           -----
         Total                                       100.0%          100.0%
                                                     -----           -----
                                                     -----           -----


     Reclassifications have been made to the product line amounts shown above for 1996 to conform with the 1997 presentation. The life products sold by AMS are now included in the AMS products category; previously, they were included with specialty products and services. This reclassification was made in conjunction with the AMS merger (AMS Merger), as discussed further below.

     The Company's revenues are derived primarily from premiums, while medical benefits constitute the majority of expenses. Profitability is directly affected by many factors including, among others, premium rate adequacy, estimates of medical benefits, health care utilization, effective administration of benefit payments, operating efficiency, investment returns and federal and state laws and regulations.

RESULTS OF OPERATIONS

TOTAL REVENUES

     Total revenues for the three months ended March 31, 1997 increased to $414.3 million from $281.4 million for the three months ended March 31, 1996. These increases were due primarily to increased health services revenue which includes premium and other revenue.

     HEALTH SERVICES REVENUE -- HMO health services revenue for the three months ended March 31, 1997 increased 10.6% to $115.7 million from $104.6 million for the three months ended March 31, 1996. Average HMO medical premium per member for the three months ended March 31, 1997 increased 3.6% from the same period in the prior year. The average number of HMO medical members for the three months ended March 31, 1997 increased 6.9% to 277,066 from 259,099 for the three months ended March 31, 1996.

     Health services revenue on AMS products for the three months ended March 31, 1997 increased 91.9% to $262.2 million from $136.6 million for the three months ended March 31, 1996. The increase in AMS health services revenue was due primarily to the acquisition of the 88% of AMS that the Company did not
already own.   Prior to the merger of the Company and AMS effective December
3, 1996, the Company retained 50% of the premium revenue and 50% of the profit (loss) on small group managed care and life business sold by AMS. Following the AMS Merger, the Company retained 100% of the health services revenue and 100% of the profit (loss) on small group managed care and life business sold by AMS. The additional health services revenue due to the AMS Merger for the three months ended March 31, 1997 accounted for $136.8 million of the increase in health services revenue for the three months ended March 31, 1997. Excluding the effects of the AMS Merger, AMS health services revenue for the three months ended March 31, 1997 decreased 8.2% to $125.4 million from $136.6 million for the three months ended March 31, 1996. Average medical premium per member increased 13.9% for the three months ended March 31, 1997, compared with the same period in the prior year. The average number of small group medical members outstanding decreased 19.0% for the three months ended March 31, 1997 to 782,122 from 965,343 for the three months ended March 31, 1996. Major sales initiatives are underway at AMS in an effort to reverse this membership decline. As part of that effort, AMS recently announced a strategic alliance with a marketer of medical insurance to the small group market. Old Northwest Agents, Inc. (ONA) of Minneapolis will be the exclusive marketer of AMS products in North Carolina, South Carolina, Mississippi, Arkansas, and Louisiana. AMS and ONA are also contemplating an expansion into new geographic areas where AMS does not currently have a presence. See "Expense Ratios - Loss Ratio" for a further discussion of pricing actions on small group products.

     Health services revenue from specialty managed care products and services for the three months ended March 31, 1997 increased 2.2% to $30.5 million from $29.8 million for the three months ended March 31, 1996. The increase for the three months ended March 31, 1997 was due primarily to an increase of $0.8 million in dental premiums, an increase of $0.7 million in managed behavioral health revenues, an increase of $0.4 million in disability premiums, all of which were driven by membership increases, and a net increase of $1.1 million for all other product lines. These increases were partially offset by a decrease of $2.3 million in premium assumed under certain federal and state reinsurance programs.

     INVESTMENT RESULTS -- Investment results include investment income and realized gains (losses) on investments. Investment results for the three months ended March 31, 1997 decreased 21.2% to $9.8 million from $12.5 million for the three months ended March 31, 1996. Average invested assets for the three months ended March 31, 1997 decreased 5.8% to $505.1 million from $536.2 million for the three months ended March 31, 1996, due in part to a decrease of $7.6 million in unrealized gains (losses) on investments included in these average invested asset balances. The remainder of the decrease was due to the realization of fewer investment gains in the first quarter of 1997, compared with the same period in the prior year. Investment gains are realized in the normal investment process in response to market opportunities. Average annual investment yields, excluding net realized gains, were 5.9% and 5.6% for the three months ended March 31, 1997 and 1996, respectively.

EXPENSE RATIOS

     LOSS RATIO -- The combined medical loss ratio for HMO and AMS products was 82.0% for the first quarter of 1997 compared with 86.6% for the first quarter of 1996. In 1997, both the HMO and AMS component medical loss ratios decreased, as discussed below.

     The medical loss ratio for HMO products for the three months ended March 31, 1997 was 88.2%, compared with 90.3% for the same period in 1996. A more favorable pricing environment in 1997 and improved results from medical management efforts produced lower loss ratios in the HMO products division.

     The medical loss ratio for AMS products for the three months ended March 31, 1997 was 79.0%, compared with 83.7% for the same period in 1996. While the first quarter normally includes seasonally higher utilization resulting in a higher than average medical loss ratio, the first quarter medical loss ratio in 1997 reflects improvements in medical cost trends and pricing changes achieved by AMS since the first quarter of 1996, which helped to offset the expected seasonality. AMS continues to re-price its products and eliminate unprofitable business. Since the second quarter of 1995, the rate of change in health care costs for insured medical products sold by AMS has steadily decreased from approximately 14% to approximately 6% currently.
This stability in the rate of inflation has allowed the Company to better estimate health care costs in the pricing of its products.

     OPERATING EXPENSE RATIO - The operating expense ratio includes commissions, administrative expenses, and premium taxes and other assessments. The operating expense ratio for HMO products increased slightly to 9.7% for the first quarter of 1997, compared with 9.5% for the first quarter of 1996. The operating expense ratio for AMS medical products decreased to 22.6% for the three months ended March 31, 1997 from 23.8% for the three months ended March 31, 1996, due primarily to a decrease in commissions as a percentage of premium revenue. The operating expense ratio for AMS life products showed a similar decline to 29.7% for the first quarter of 1997, compared with 31.9% for the same period in the prior year. AMS products are sold exclusively through independent agents who are compensated through commissions. Over time, renewal business has gradually represented a larger proportion of the total AMS medical business. Since renewal commissions are typically lower than commissions on new sales, this has contributed to the decrease in the ratio. AMS also continues to focus on efforts to improve operating efficiency through process re-engineering.
These steps have reduced AMS' workforce by over 30% in the past year. Operating expenses related to specialty managed care products and services increased 22.6% for the three months ended March 31, 1997 to $14.4 million from $11.7 million for the same period in the prior year. Increases in operating expenses are tied to health services revenue which increased 10.7% over the same time period, excluding the impact of the decrease in assumed premiums related to certain federal and state reinsurance programs. Of the remaining increase in operating expenses that is not due to growth in health services revenue, the majority is due to higher expenses related to the Company's managed behavioral health business.

OTHER EXPENSES

     Profit sharing on joint ventures was $0.8 million for the three months ended March 31, 1997 compared with $4.4 million for the three months ended March 31, 1996. Of these balances, $0.8 million for both the three months ended March 31, 1997 and 1996 represented profit sharing expenses related to the Unity and Valley acquisitions. The remaining $3.6 million for the three months ended March 31, 1996 was due to investment income and realized investment gains on funds held by the Company on behalf of an insurance subsidiary of AMS. Following the AMS Merger, the reinsurance agreement, which gave rise to this funds held balance, was terminated effective December 31, 1996

     Interest expense increased to $2.2 million for the three months ended March 31, 1997 compared with $0.9 million for the same period in the prior year. The increase is due primarily to interest expense on the $70.0 million of borrowings from Blue Cross & Blue Shield United of Wisconsin (BCBSUW) to fund the cash portion of the consideration for the AMS Merger. In conjunction with the AMS Merger, the Company also recorded $150.0 million of goodwill and other intangibles and $22.2 million of related deferred taxes. Amortization of goodwill and other intangibles for the first quarter of 1997 totaled $2.4 million, including $1.9 million related to the AMS Merger plus $0.5 million related to other acquisitions, compared with $0.2 million of amortization expense for the three months ended March 31, 1996.

NET INCOME

     Consolidated net income for the three months ended March 31, 1997 increased to $3.4 million or $0.21 per share from $0.3 million or $0.02 per share for the three months ended March 31, 1996, due primarily to the improvement in the medical loss ratios for HMO products and AMS medical products. The results for the first quarter of 1997 also reflect 100% of the profit on the small group managed care and life business sold by AMS, compared with 50% in the first quarter of 1996. The Company's effective tax rate was 44.1% for the three months ended March 31, 1997, compared with 65.2% for the three months ended March 31, 1996. Excluding the impact of non-deductible goodwill related to the AMS Merger, the Company's effective tax rate for the first quarter of 1997 was 39.6%. Deferred tax benefits have been recognized for identified intangibles related to the AMS Merger. Non-deductible expenses had a more pronounced effect on the effective tax rate in the first quarter of 1996 due to the lower level of earnings.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's sources of cash flow consist primarily of health services revenue and investment income. The primary uses of cash include medical and other benefits and operating expense payments. Positive cash flows are invested pending future payments of medical and other benefits and other operating expenses. The Company's investment policies are designed to maximize yield, preserve principal and provide liquidity to meet anticipated payment obligations.

     Historically, the Company has generated positive cash flow from operations. For the three months ended March 31, 1997, however, net cash provided by or used in operating activities amounted to a use of $12.9 million, compared with $5.7 million provided for the three months ended March 31, 1996. The decrease in cash flow is due in part to an increase in paid claims due to the accelerated timing of claim payments in the first quarter of 1997 compared with the same period in 1996 and the decrease in medical and other benefits payable resulting from the membership decline for AMS products over the past year. Due to periodic cash flow requirements of certain subsidiaries, the Company made borrowings under its bank line of credit ranging up to $7.0 million during the first three months of 1997 to meet short-term cash needs, and no balance was outstanding at March 31, 1997.

     The Company's investment portfolio consists primarily of investment grade bonds and has a limited exposure to equity securities. At March 31, 1997, $385.9 million or 85.1% of the Company's total investment portfolio was invested in bonds. At December 31, 1996, $407.4 million or 87.2% of the Company's total investment portfolio was invested in bonds. The bond portfolio had an average quality rating of Aa3 at December 31, 1996 and a rating of A1 at March 31, 1997 by Moody's Investor Service, and the majority of the bond portfolio was classified as available for sale. In accordance with SFAS No. 115, bonds classified as available for sale are recorded on the Company's balance sheet at market value. The market value of the total investment portfolio, which includes stocks and bonds, exceeded amortized cost by $10.1 million at December 31, 1996 and was less than amortized cost by $0.3 million at March 31, 1997. Unrealized holding gains and losses on bonds classified as available for sale are included as a component of shareholders' equity, net of applicable deferred taxes. The Company has no investments in mortgage loans, non-publicly traded securities (except for principal only strips of U. S. Government securities), real estate held for investment or financial derivatives.

     Prior to the AMS Merger the Company owned 12% of the common stock of AMS, which was recorded at cost of $1.4 million. Effective December 3, 1996, the Company acquired the remaining 88% interest in AMS that it did not already own. The acquisition was accomplished through the merger of AMS with and into the Company pursuant to the terms of an Agreement and Plan of Merger dated July 31, 1996, by and between AMS, BCBSUW, the Company and the two principal AMS shareholders (individually and as trustees under a voting trust for the other AMS shareholders). UWS was the surviving corporation in the merger. The aggregate consideration for the merger was cash of $71.8 million, including expenses, and $98.7 million representing the market value of 3,694,280 newly issued shares of Company common stock and options to purchase Company common stock. Most of the cash came from $70.0 million borrowed from BCBSUW, which, after the merger, owns approximately 38% of the Company's common stock.

     In December 1995, United Wisconsin Insurance Company (UWIC) borrowed $65.0 million from BCBSUW under a Surplus Note Agreement, which was guaranteed by the Company. The Surplus Note provided UWIC with regulatory capital needed to replace capital paid to the Company in the form of a dividend in December 1995. The dividend and Surplus Note were part of a capital restructuring plan designed to transfer capital from UWIC to United Wisconsin Life Insurance Company (UWLIC) to support UWLIC's retention of the AMS medical business beginning in 1996. The Company repaid $25.0 million in the first quarter of 1996, and the remainder was repaid in the second and third quarters of 1996.

     The Company's anticipated expansion of its business requires capital levels sufficient to support premium growth. The Company's compound annual growth rate in premium revenue for the five years ended December 31, 1996 was 28.8%, due principally to the growth of AMS products. While the future rate of growth is uncertain, growth in premium revenue is expected to continue.

     From time to time, the Company makes capital contributions to its subsidiaries to assist them in maintaining appropriate levels of capital and surplus for regulatory and rating purposes. Insurance subsidiaries are required to maintain certain levels of statutory capital and surplus. In Wisconsin, where a large percentage of the Company's premium is written, these levels are based upon the amount and type of premiums written and are calculated separately for each subsidiary. As of March 31, 1997, statutory capital and surplus for each of these insurance subsidiaries exceeded required levels.

     In compliance with applicable state insurance regulations, certain insurance subsidiaries have deposited securities with various states aggregating $6.0 million at March 31, 1997. In addition, HMOs are required to maintain a deposit with the State of Wisconsin for future assessments for HMO insolvencies. As of March 31, 1997, the combined deposit for the Company's consolidated HMOs was $4.7 million. States in which the insurance subsidiaries are licensed to do business independently establish deposit requirements. Increases in deposit levels, resulting in the segregation of certain investments, may adversely affect the Company's liquidity.

     The National Association of Insurance Commissioners (NAIC) has adopted risk-based capital guidelines for both life and health insurers and for property and casualty insurers. These guidelines currently apply only to certain of the Company's subsidiaries. Those subsidiaries exceed the company action level for NAIC risk-based capital guidelines. The NAIC is also developing risk-based capital guidelines for health organizations, which would apply to other of the Company's subsidiaries. In addition, the OCI and other state regulators have the authority to establish capital and surplus requirements for individual companies and may propose stricter capital and surplus requirements.

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

FORWARD LOOKING STATEMENTS

     This report contains certain forward looking statements with respect to the financial condition, results of operations and business of the Company. Such forward looking statements are subject to inherent risks and uncertainties that may cause actual results to differ materially from those contemplated by such forward looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among others, rising health care costs, business conditions and competition in the managed care industry, developments in health care reform and other regulatory issues.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In February 1994, Compcare and BCBSUW filed a lawsuit in U.S. District Court, Western District of Wisconsin against The Marshfield Clinic (the "Clinic") and Security Health Plan of Wisconsin, Inc., a Wisconsin HMO sponsored by the Clinic ("Security"), asserting that the defendants committed violations of antitrust law through monopolization of physician services and HMO services in northern and north central Wisconsin. BCBSUW and Compcare sought: (i) treble damages to compensate for excessive payments to the Clinic and lost revenues due to the defendants' anti-competitive actions, as well as
         (ii) certain injunctive relief intended to remedy and prevent the defendants from maintaining their anti-competitive behavior. On January 4, 1995, a jury found in favor of BCBSUW and Compcare and awarded damages to BCBSUW and Compcare in the amount of approximately $48.5 million (after trebling), of which approximately $17.0 million was allocable to Compcare. On March 22, 1995, the U.S. District Court, Western District of Wisconsin affirmed the jury's verdict but reduced the damage award to approximately $16.8 million (after trebling) of which approximately $15.2 million was allocable to Compcare. The Court also awarded injunctive relief enjoining the Clinic from various anti-competitive acts and requiring that the Clinic contract with Compcare for HMO services on a non-discriminatory basis. The Clinic and Security filed for appeal with the Seventh Circuit Court of Appeals.

         In May 1995, the Seventh Circuit stayed the injunctive order pending the Court's ruling on the case. On September 18, 1995, the Seventh Circuit affirmed the District Court's decision on the per se violation of dividing the market and ordered another trial to determine the damages resulting from the violation. The Seventh Circuit reversed the District Court on the other counts.

         On October 2, 1995, BCBSUW and Compcare filed a petition for a rehearing with the Seventh Circuit. The U.S. Justice Department and the Federal Trade Commission filed an amici brief in support of BCBSUW and Compcare.

         The Seventh Circuit denied the rehearing Petition but on October 13, 1995, issued amendments to its original decision. On October 18, 1995, BCBSUW and Compcare filed a motion to stay the retrial pending their Petition for a Writ of Certiorari to the U.S. Supreme Court which the Seventh Circuit granted. In January 1996, BCBSUW filed a petition for a Writ of Certiorari ("Petition") with the U.S. Supreme Court on the reversed counts.

         The U.S. Supreme Court denied the Petition in March 1996. The case was remanded to the District Court for retrial on the issue of damages for those violations affirmed by the Seventh Circuit and for the entry of injunctive relief and awarding of attorneys fees. The District Court found BCBSUW and Compcare's Expert Reports inadmissible and then dismissed the suit on April 8, 1997. On April 22, 1997, BCBSUW and Compcare filed a Motion to Amend, requesting that trial be set or, in the alternative, that nominal damages be granted. If this Motion is denied, BCBSUW and Compcare may appeal to the Seventh Circuit.

         On April 20, 1995, April 27, 1995 and May 10, 1995, suits against the Company and certain of its officers were filed in United States District Court for the Eastern District of Wisconsin on behalf of purchasers of the Company's common stock between February 7, 1995 and April 18, 1995. The suits allege that the Company violated federal securities laws by issuing false and misleading statements regarding the Company, its financial condition and operations and seek damages yet to be defined. The suits were subsequently consolidated into one action. The Company and the individual defendants filed a motion to dismiss the action in December 1995, which was granted in its entirety on April 8, 1997. Plaintiffs did not appeal the dismissal.

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

                 10.1 Service Agreement between BCBSUW and Registrant, effective January 1, 1997.

                 10.2    Registrant's Deferred Compensation Plan for Directors.

                 11 Statement regarding computation of per share earnings. (See Note 1 of Notes to Interim Consolidated Financial Statements).

                 27      Financial Data Schedule

         (b) No reports of the Registrant on Form 8-K have been filed with the SEC during the three months ended March 31, 1997.

                                   SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:           5/14/97
     -----------------------------


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

                         UNITED WISCONSIN SERVICES, INC.
                                INDEX TO EXHIBITS


                                                                     Sequential
Exhibit                                                                 Page
Number                  Document Description                           Number
------                  --------------------                           ------
 10.1         Service Agreement between BCBSUW and Registrant,
              effective January 1, 1997.                                 18

 10.2         Registrant's Deferred Compensation Plan for
              Directors.                                                 32

 11 Statement regarding computation of per share earnings. (See Note 1 of Notes to Interim
              Consolidated Financial Statements).