Form 10-Q
period 1997-06-30
UNITED WISCONSIN SERVICES INC /WI
filed 1997-08-13
CIK 878897

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                                      FORM 10-Q


                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


                         For the quarter ended June 30, 1997


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

YES  X    NO
   ----      ----


Number of shares of Common Stock outstanding as of July 31, 1997 was 16,446,192.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements


                           UNITED WISCONSIN SERVICES, INC.
                             CONSOLIDATED BALANCE SHEETS
                                     (Unaudited)



                                                      JUNE 30,    DECEMBER 31,
               ASSETS                                   1997          1996
               ------                                 --------    -----------
                                                           (IN THOUSANDS)

Investments:
  Bonds available for sale, at market                $  390,616     $  394,615
  Bonds held to maturity, at amortized cost              12,801         12,823
                                                     ----------     ----------
       Total bonds                                      403,417        407,438

  Stocks, at market                                      62,707         59,685
                                                     ----------     ----------
       Total investments                                466,124        467,123

Cash and cash equivalents                                36,620         51,146

Receivables:
  Due from affiliates                                     2,846          2,641
  Other receivables                                      74,689         74,167
                                                     ----------     ----------
       Total receivables                                 77,535         76,808

Property and equipment - net                             48,520         53,103

Goodwill and other intangibles                          147,915        155,458

Other assets                                             34,995         32,482
                                                     ----------     ----------
       Total assets                                  $  811,709     $  836,120
                                                     ==========     ==========

            See Notes to Interim Consolidated Financial Statements

                           UNITED WISCONSIN SERVICES, INC.
                             CONSOLIDATED BALANCE SHEETS
                                     (Unaudited)


                                                       JUNE 30,    DECEMBER 31,
       LIABILITIES AND SHAREHOLDERS' EQUITY              1997          1996
       ------------------------------------            --------    ------------
                                                           (IN THOUSANDS)

Liabilities:
  Medical and other benefits payable                  $  213,277    $  240,338
  Advance premiums                                        53,821        51,514
  Due to affiliates                                       84,066        74,005
  Payables and accrued expenses                           47,913        50,879
  Other liabilities                                       37,864        49,941
  Debt                                                    55,188        55,788
                                                      ----------    ----------
       Total liabilities                                 492,129       522,465

Shareholders' equity:
  Common stock (no par value, $1 stated value,
    50,000,000 shares authorized, 16,429,018 and
    16,293,995 shares issued and outstanding at
    June 30, 1997 and December 31, 1996, respectively)    16,429        16,294
  Paid-in capital                                        184,992       184,019
  Retained earnings                                      112,066       107,073
  Unrealized gains on investments                          6,093         6,269
                                                      ----------    ----------
       Total shareholders' equity                        319,580       313,655
                                                      ----------    ----------
       Total liabilities and shareholders' equity     $  811,709    $  836,120
                                                      ==========    ==========

            See Notes to Interim Consolidated Financial Statements

                         UNITED WISCONSIN SERVICES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                          THREE MONTHS ENDED             SIX MONTHS ENDED
                                                               JUNE 30,                      JUNE 30,
                                                      -------------------------     -------------------------
                                                         1997           1996           1997           1996
                                                      ----------     ----------     ----------     ----------
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
    Health services revenues:
       Premium revenue                                $  379,434     $  264,120     $  768,042     $  525,769
       Other revenue                                      15,576          6,842         31,419         14,108
    Investment results                                    11,363          9,750         21,208         22,239
                                                      ----------     ----------     ----------     ----------
            Total revenues                               406,373        280,712        820,669        562,116

Expenses:
    Medical and other benefits                           303,948        216,267        614,118        437,706
    Operating expenses                                    88,044         54,384        180,637        108,062
    Profit sharing on joint ventures                         257          3,973          1,102          8,393
    Interest expense                                       2,409            869          4,626          1,739
    Amortization of goodwill and other intangibles         2,464            158          4,905            316
                                                      ----------     ----------     ----------     ----------
            Total expenses                               397,122        275,651        805,388        556,216
                                                      ----------     ----------     ----------     ----------
Income before income tax expense                           9,251          5,061         15,281          5,900

Income tax expense                                         3,688          1,866          6,348          2,413
                                                      ----------     ----------     ----------     ----------
Net income                                            $    5,563     $    3,195     $    8,933     $    3,487
                                                      ==========     ==========     ==========     ==========
Earnings per common share                             $     0.34     $     0.26     $     0.55     $     0.28
                                                      ==========     ==========     ==========     ==========

            See Notes to Interim Consolidated Financial Statements

                           UNITED WISCONSIN SERVICES, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)


                                                          SIX MONTHS ENDED
                                                              JUNE 30,
                                                     -------------------------
                                                         1997          1996
                                                     -----------    ----------
                                                           (IN THOUSANDS)

Operating activities:
  Net income                                          $  8,933       $  3,487
  Adjustments to reconcile net income to net cash
    used in operating activities:
     Depreciation and amortization                      11,080            898
     Realized investment gains                          (6,189)        (7,484)
     Deferred income tax expense (benefit)                (920)         2,134
     Changes in other operating accounts:
       Medical and other benefits payable              (27,061)        (8,788)
       Advance premiums                                  2,307          5,143
       Due to/from affiliates                            9,856         23,846
       Other receivables                                  (522)        (3,326)
       Funds held on behalf of affiliated reinsurers         -        (25,720)
       Other - net                                     (10,373)        (7,218)
                                                       -------        -------
         Net cash used in operating activities         (12,889)       (17,028)

Investing activities:
  Purchases of available for sale investments         (246,206)      (366,838)
  Proceeds from sale of available for sale
   investments                                         245,827        359,742
  Proceeds from maturity of available for sale
   investments                                           6,420         50,450
  Purchases of held to maturity investments             (1,266)          (970)
  Proceeds from maturity of held to maturity
   investments                                           1,275            280
  Proceeds from sale of property and equipment           1,117              -
  Additions to property and equipment                   (1,878)          (559)
  Change in investment in unconsolidated affiliates     (2,294)          (116)
  Change in other investments                                -           (249)
                                                       -------        -------
        Net cash provided by investing activities        2,995         41,740

Financing activities:
  Cash dividends paid                                   (3,940)        (3,024)
  Common stock issued for options exercised                811              -
  Common stock withheld for taxes on options
   exercised                                            (1,019)             -
  Tax benefit of options exercised                       1,316              -
  Repayment of debt                                       (600)           (10)
  Net borrowings under line of credit agreement         (1,200)         6,690
  Repayment of note with affiliate                           -        (50,000)
                                                       -------        -------

        Net cash used in financing activities           (4,632)       (46,344)
                                                       -------        -------
Cash and cash equivalents:
  Decrease during period                               (14,526)       (21,632)
  Balance at beginning of year                          51,146         38,290
                                                       -------        -------

  Balance at end of period                             $36,620        $16,658
                                                       =======        =======

            See Notes to Interim Consolidated Financial Statements

                           UNITED WISCONSIN SERVICES, INC.
                  NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)

1.  SIGNIFICANT ACCOUNTING POLICIES
    -------------------------------

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

    EARNINGS PER COMMON SHARE - Earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding. Weighted average common shares outstanding were 16,422,332 and 12,599,715 for the three months ended June 30, 1997 and 1996, respectively, and 16,380,208 and 12,599,715 for the six months ended June 30, 1997 and 1996, respectively.

    RECLASSIFICATIONS - Certain reclassifications have been made to the consolidated financial statements for 1996 to conform with the 1997 presentation.

2.  RECENT ACCOUNTING PRONOUNCEMENT
    -------------------------------

    In February 1997, the Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share", which becomes effective for financial statements issued for periods ending after December 15, 1997. While management continues to evaluate the impact of this new pronouncement, it is not expected to have a material impact on the Company's disclosure of earnings per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

     United Wisconsin Services, Inc. (the Company) is a leading provider of managed health care services and employee benefit products. The Company's three primary product lines are (i) Health Maintenance Organization (HMO) products, including Compcare Health Services Insurance Corporation (Compcare), Valley Health Plan, Inc. (Valley), Unity Health Plans Insurance Corporation (Unity) and certain point-of-service (POS) and other related products managed by Compcare and Valley; (ii) small group managed care and life products sold through American Medical Security Holdings, Inc. (AMS), which holds United Wisconsin Life Insurance Company (UWLIC) and the companies held by the Company's former joint venture partner, American Medical Security Group, Inc., and (iii) specialty managed care products and services, including dental, life, disability and workers' compensation products, managed care consulting, electronic claim submission, pharmaceutical management and managed behavioral health services. Operating results and statistics for these three product groups are presented below for the periods noted.

SUMMARY OF OPERATING RESULTS AND STATISTICS


                                                             JUNE 30,
                                                         ----------------
                                                         1997        1996
                                                         ----        ----
Membership at end of period:
     HMO products                                       287,855     260,853
     AMS medical products                               666,584     932,620
                                                      ---------   ---------
         Total medical products                         954,439   1,193,473
     AMS life products                                  310,911     448,124
     Specialty managed care
       products and services                          1,280,694   1,127,113



                                               THREE MONTHS       SIX MONTHS
                                              ENDED JUNE 30,     ENDED JUNE 30,
                                             ---------------    ---------------
                                             1997      1996     1997      1996
                                             ----      ----     ----      ----
Health services revenues (As a
  percentage of the total):
     HMO products                            30.1%     38.6%    29.4%     38.8%
     AMS products                            63.2      51.3     64.0      51.1
     Specialty managed care
       products and services                  7.7      11.2      7.6      11.2
     Intercompany eliminations               (1.0)     (1.1)    (1.0)     (1.1)
                                            -----     -----    -----     -----
          Total                             100.0%    100.0%   100.0%    100.0%
                                            -----     -----    -----     -----
                                            -----     -----    -----     -----

                                               THREE MONTHS       SIX MONTHS
                                              ENDED JUNE 30,     ENDED JUNE 30,
                                             ---------------     --------------
                                             1997      1996      1997      1996
                                             ----      ----      ----      ----

Operating statistics:
     HMO products:
       Medical loss ratio (1)                90.7%     90.5%     89.5%     90.4%
       Operating expense
          ratio (2)                           9.2       9.0       9.4       9.2

     AMS products:
       Medical:
          Medical loss
            ratio (1)                        78.0      79.2      78.5      81.4
          Operating expense
            ratio (2)                        22.5      23.9      22.5      23.8
       Life and other products:
          Loss ratio (1)                     47.6      35.2      45.1      37.9

     Specialty managed care
       products and services:
          Loss ratio (1)                     70.3      73.5      71.7      74.0

     Consolidated:
       Loss ratio (1)                        80.1      81.9      80.0      83.3
       Net income margin (3)                  1.4       1.1       1.1       0.6

(1) Medical and other benefits as a percentage of premium revenue.
(2) Operating expenses as a percentage of premium revenue.
(3) Net income as a percentage of total revenues.

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

RESULTS OF OPERATIONS

TOTAL REVENUES

     Total revenues for the three months ended June 30, 1997 increased 44.8% to $406.4 million from $280.7 million for the three months ended June 30, 1996. On a year-to-date basis, total revenues increased 46.0% to $820.7 million from $562.1 million for the six months ended June 30, 1996. These increases were due primarily to increased health services revenues (premium and other revenue) as a result of the AMS Merger, as discussed further below.

     HEALTH SERVICES REVENUES -- HMO health services revenues for the three months ended June 30, 1997 increased 13.7% to $119.0 million from $104.7 million for the three months ended June 30, 1996. Average HMO medical premium per member for the three months ended June 30, 1997 increased 3.1% from the same period in the prior year. The average number of HMO medical members for the three months ended June 30, 1997 increased 9.9% to 285,000 from 260,000 for the three months ended June 30, 1996.

     HMO health services revenues for the six months ended June 30, 1997 increased 12.1% to $234.8 million from $209.3 million for the same period in the prior year. Average HMO medical premium per member for the six months ended June 30, 1997 increased 3.1% from the same period in the prior year. The average number of HMO medical members for the six months ended June 30, 1997 increased 8.4% to 281,000 from 259,000 for the same period in the prior year.

     Health services revenues for AMS products for the three months ended June 30, 1997 increased 79.7% to $249.8 million from $139.0 million for the three months ended June 30, 1996. The increase in AMS health services revenues was due primarily to the acquisition of the 88% of AMS that the Company did not already own. Prior to the merger of the Company and AMS effective December 3, 1996, the Company retained 50% of the premium revenue and 50% of the profit (loss) on small group managed care and life business sold by AMS. Following the AMS Merger, the Company retained 100% of the health services revenues and 100% of the profit (loss) on small group managed care and life business sold by AMS. The additional health services revenues due to the AMS Merger accounted for $131.0 million of the increase in health services revenues for the three months ended June 30, 1997. Excluding the effects of the AMS Merger, AMS health services revenues for the three months ended June 30, 1997 decreased 14.6% to $118.8 million from $139.0 million for the three months ended June 30, 1996. While average medical premium per member increased 15.5% for the three months ended June 30, 1997, compared with the same period in the prior year, the average number of small group medical members outstanding decreased 25.6% for the three months ended June 30, 1997 to 704,000 from 947,000 for the three months ended June 30, 1996. Much of this membership decline was the result of AMS' efforts to return this block of business to profitability. These steps included exiting unprofitable markets in Texas and Kentucky and implementing substantial rate increases for certain product lines which resulted in membership losses but improved profitability on renewed business. Major sales initiatives are underway at AMS in an effort to reverse this membership decline. As part of that effort, AMS recently announced a strategic alliance with a marketer of medical insurance to the small group market. Old Northwest Agents, Inc.
(ONA) of Minneapolis will be the exclusive marketer of AMS products in North Carolina, South Carolina, Mississippi, Arkansas, and Louisiana. AMS and ONA are also contemplating an expansion into new geographic areas where AMS does not currently have a presence.

     Health services revenues for AMS products for the six months ended June 30, 1997 increased 85.7% to $512.0 million from $275.7 million for the six months ended June 30, 1996. The increase in AMS health services revenues was due primarily to the acquisition of the

88% of AMS that the Company did not already own, as previously discussed.
The additional health services revenues due to the AMS Merger accounted for $267.8 million of the increase in health services revenues for the six months ended June 30, 1997. Excluding the effects of the AMS Merger, AMS health services revenues for the six months ended June 30, 1997 decreased 11.4% to $244.2 million from $275.7 million for the six months ended June 30, 1996. While average medical premium per member increased 14.3% for the six months ended June 30, 1997, compared with the same period in the prior year, the average number of small group medical members outstanding decreased 22.1% for the six months ended June 30, 1997 to 744,000 from 954,000 for the six months ended June 30, 1996. As previously discussed, this membership decline was the result of AMS' turnaround strategy. Major sales initiatives are underway at AMS in an effort to reverse this membership decline.

     Health services revenues for specialty managed care products and services for the three months ended June 30, 1997 decreased 0.6% to $30.2 million from $30.4 million for the three months ended June 30, 1996. This decrease was due primarily to a decrease of $2.4 million in premiums assumed under certain federal and state reinsurance programs. While participation in these programs added premium revenue to the financial statements of the Company, their contribution to net income was nominal. Excluding the impact of the withdrawal from these government-sponsored reinsurance programs, health services revenues for specialty managed care products and services for the three months ended June 30, 1997 increased 7.9% to $29.8 million from $27.6 million for the same period in the prior year. This increase was due primarily to an increase of $1.0 million in managed behavioral health revenues, an increase of $0.7 million in workers' compensation premiums, and an increase of $0.6 million in dental premiums, all of which were driven by membership increases.

     Health services revenues for specialty managed care products and services for the six months ended June 30, 1997 increased 0.8% to $60.7 million from $60.2 million for the six months ended June 30, 1996, due primarily to a decrease of $4.7 million in premiums assumed under the aforementioned reinsurance programs. Excluding the impact of the withdrawal from these programs, health services revenues for specialty managed care products and services for the six months ended June 30, 1997 increased 9.6% to $59.9 million from $54.7 million for the same period in the prior year. This increase was due primarily to an increase of $1.7 million in managed behavioral health revenues, an increase of $1.4 million in workers' compensation premiums, and an increase of $1.4 million in dental premiums, all of which were driven by membership increases.

     INVESTMENT RESULTS -- Investment results include investment income and realized gains (losses) on investments. Investment results for the three months ended June 30, 1997 increased 16.5% to $11.4 million from $9.8 million for the three months ended June 30, 1996. On a year-to-date basis, investment results decreased 4.6% to $21.2 million from $22.2 million for the same period in the prior year. Average annual investment yields, excluding net realized gains, were 6.2% and 5.8% for the three months ended June 30, 1997 and 1996, respectively. On a year-to-date basis, average annual investment yields, excluding net realized gains, were 6.0% and 5.7% for the six months ended June 30, 1997 and 1996, respectively. Investment gains are realized in the normal investment process in response to market opportunities. Average invested assets for the three months ended June 30, 1997 decreased 6.0% to $492.7 million from $523.9 million for the three months ended June 30, 1996. On a year-to-date basis, average invested assets decreased 5.6% to $499.7 million from $529.3 million for the six months ended June 30, 1996. The decrease in average invested assets is due primarily to the decrease in medical and other benefits payable resulting from the membership decline for AMS products over the past year.

EXPENSE RATIOS

     LOSS RATIO -- The consolidated loss ratio represents the ratio of medical and other benefits to premium revenue for the Company on a consolidated basis, and is therefore a blended ratio for medical, life, dental, disability and other product lines. The consolidated loss ratio improved to 80.1% for the second quarter of 1997, compared with 81.9% for the second quarter of 1996. On a year-to-date basis, the consolidated loss ratio improved to 80.0% for the first six months of 1997, compared with 83.3% for the first six months of 1996. The consolidated loss ratio is influenced by the component loss ratios for each of the Company's primary product lines, as discussed below.

     The medical loss ratio for HMO products for the three months ended June 30, 1997 was 90.7%, which was reasonably consistent with 90.5% for the same period in the prior year. On a year-to-date basis, the medical loss ratio for HMO products decreased to 89.5% from 90.4% for the same period in the prior year. A more favorable pricing environment in 1997 and improved results from medical management efforts produced lower loss ratios in the HMO products division.

     The medical loss ratio for AMS products for the three months ended June 30, 1997 was 78.0%, compared with 79.2% for the same period in 1996. On a year-to-date basis, the medical loss ratio for AMS products was 78.5%, compared with 81.4% for the same period in 1996. The lower loss ratios in 1997 reflect improvements in medical cost trends and pricing changes achieved by AMS since the first quarter of 1996. AMS continues to re-price its products and eliminate unprofitable business.

     The loss ratio for AMS life and other products for the three months ended June 30, 1997 was 47.6%, compared with 35.2% for the same period in 1996. On a year-to-date basis, the loss ratio for AMS life and other products was 45.1%, compared with 37.9% for the same period in 1996. This product category also includes accidental death and dismemberment (AD&D) coverage. The increased loss ratio in 1997 is due to higher AD&D loss experience on AMS' Texas occupational business. AMS is currently exiting that product line in Texas.

     The loss ratio for specialty managed care products and services for the three months ended June 30, 1997 was 70.3%, compared with 73.5% for the same period in 1996. On a year-to-date basis, the loss ratio for specialty managed care products and services decreased to 71.7%, compared with 74.0% for the same period in 1996. The lower loss ratios in 1997 are due primarily to the Company's withdrawal from the government-sponsored reinsurance programs discussed previously, which were recorded at a near-100% loss ratio.

     OPERATING EXPENSE RATIO - The operating expense ratio includes commissions, administrative expenses, and premium taxes and other assessments. The operating expense ratio for HMO products increased slightly to 9.2% for the second quarter of 1997, compared with 9.0% for the second quarter of 1996. On a year-to-date basis, the operating expense ratio for HMO products also increased slightly to 9.4% from 9.2% for the six months ended June 30, 1996.

     The operating expense ratio for AMS medical products decreased to 22.5% for the three months ended June 30, 1997 from 23.9% for the three months ended June 30, 1996, due primarily to a decrease in commissions as a percentage of premium revenue. On a year-to-date basis, the operating expense ratio for AMS medical products decreased to 22.5% for the six months ended June 30, 1997 from 23.8% for the six months ended June 30, 1996. The operating expense ratio for AMS life products declined to 30.0% for the second quarter of 1997, compared with 32.0% for the same period in the prior year. On a year-to-date basis, the operating expense ratio for AMS life products also declined to 29.9% for the six months ended June 30, 1997, compared with 31.9% for the same period in the prior year. AMS products are sold exclusively through independent agents who are compensated through commissions. Over time, renewal business has gradually represented a larger proportion of the total AMS medical and life business. Since renewal commissions are typically lower than commissions on new sales, this has contributed to the decrease in the ratios. AMS also continues to focus on efforts to improve operating efficiency through process re-engineering and to reduce staff commensurate with the decline in gross premium revenue.

     Operating expenses related to specialty managed care products and services increased 15.9% for the three months ended June 30, 1997 to $14.3 million from $12.3 million for the same period in the prior year. On a year-to-date basis, operating expenses related to specialty managed care products and services increased 19.2% for the six months ended June 30, 1997 to $28.7 million from $24.1 million for the same period in the prior year. Increases in operating expenses are tied to health services revenues which increased 7.9% for the three months ended June 30, 1997 over the same period in 1996 and 9.6% for the six months ended June 30, 1997 over the same period in 1996, excluding the impact of the decrease in assumed premiums related to certain federal and state reinsurance programs. Of the remaining increase in operating expenses that is not due to growth in health services revenues, the majority is due to higher expenses for services rendered by behavioral health providers related to the Company's managed behavioral health business.

OTHER EXPENSES

     Profit sharing on joint ventures was $0.3 million for the three months ended June 30, 1997, compared with $4.0 million for the three months ended June 30, 1996. Of these balances, $0.3 million and $0.7 million for the three months ended June 30, 1997 and 1996, respectively, represented profit sharing expenses related primarily to the Unity and Valley joint ventures. The remaining $3.3 million for the three months ended June 30, 1996 was due to investment income and realized investment gains on funds held by the Company on behalf of an insurance subsidiary of AMS. Following the AMS Merger, the reinsurance agreement, which gave rise to this funds held balance, was terminated effective December 31, 1996. On a year-to-date basis, profit sharing on joint ventures was $1.1 million for the six months ended June 30, 1997 and $8.4 million for the six months ended June 30, 1996. Of these balances, $1.1 million and $1.5 million for the six months ended June 30, 1997 and 1996, respectively, represented profit sharing expenses related primarily to the Unity and Valley joint ventures. The remaining $6.9 million for the six months ended June 30, 1996 was due to investment income and realized investment gains on funds held by the Company on behalf of an insurance subsidiary of AMS, as previously discussed.

     Interest expense increased to $2.4 million for the three months ended June 30, 1997, compared with $0.9 million for the same period in the prior year. Interest expense increased to $4.6 million for the six months ended June 30, 1997, compared with $1.7 million for the same period in the prior year. The increase is due primarily to interest expense on the $70.0 million of borrowings from Blue Cross & Blue Shield United of Wisconsin (BCBSUW) to fund the cash portion of the consideration for the AMS Merger. In conjunction with the AMS Merger, the Company also recorded $150.0 million of goodwill and other intangibles and $22.2 million of related deferred taxes. Amortization of goodwill and other intangibles for the second quarter of 1997 totaled $2.5 million, including $2.3 million related to the AMS Merger plus $0.2 million related to other acquisitions, compared with $0.2 million of amortization expense for the three months ended June 30, 1996. On a year-to-date basis, amortization of goodwill and other intangibles totaled $4.9 million, including $4.6 million related to the AMS Merger plus $0.3 million related to other acquisitions, compared with $0.3 million of amortization expense for the six months ended June 30, 1996.

NET INCOME

     Consolidated net income for the three months ended June 30, 1997 increased to $5.6 million or $0.34 per share from $3.2 million or $0.26 per share for the three months ended June 30,

1996. Consolidated net income for the six months ended June 30, 1997 increased to $8.9 million or $0.55 per share from $3.5 million or $0.28 per share for the six months ended June 30, 1996. The results for 1997 reflect 100% of the profit on the small group managed care and life business sold by AMS, compared with 50% in 1996. The 1997 earnings per share calculation also reflects the new shares issued in conjunction with the AMS Merger.

     The Company's effective tax rate was 39.9% for the three months ended June 30, 1997, compared with 36.9% for the three months ended June 30, 1996. Excluding the impact of non-deductible goodwill related to the AMS Merger and other acquisitions, the Company's effective tax rate for the three months ended June 30, 1997 and 1996 was 37.1% and 36.1%, respectively. On a year-to-date basis, the Company's effective tax rate was 41.5% for the six months ended June 30, 1997, compared with 40.9% for the six months ended June 30, 1996. Excluding the impact of non-deductible goodwill related to the AMS merger and other acquisitions, the Company's effective tax rate for the six months ended June 30, 1997 and 1996 was 38.1% and 39.4%, respectively. Deferred tax benefits have been recognized for identified intangibles related to the AMS Merger.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's sources of cash flow consist primarily of health services revenues and investment income. The primary uses of cash include medical and other benefits and operating expense payments. Positive cash flows are invested pending future payments of medical and other benefits and other operating expenses. The Company's investment policies are designed to maximize yield, preserve principal and provide liquidity to meet anticipated payment obligations.

     Historically, the Company has generated positive cash flow from operations. For the six months ended June 30, 1997 and 1996, however, net cash used in operating activities amounted to a use of $12.9 million and $17.0 million, respectively. The decrease in cash flow is due primarily to the decrease in medical and other benefits payable resulting from the membership decline for AMS products over the past year. Due to periodic cash flow requirements of certain subsidiaries, the Company made borrowings under its bank line of credit ranging up to $8.5 million during the first six months of 1997 to meet short-term cash needs. No balance was outstanding at June 30, 1997.

     The Company's investment portfolio consists primarily of investment grade bonds and has a limited exposure to equity securities. At December 31, 1996, $407.4 million or 87.2% of the Company's total investment portfolio was invested in bonds. At June 30, 1997, $403.4 million or 86.5% of the Company's total investment portfolio was invested in bonds. The bond portfolio had an average quality rating of Aa3 at December 31, 1996 and a rating of A1 at June 30, 1997 by Moody's Investor Service, and the majority of the bond portfolio was classified as available for sale. In accordance with Statement of Financial Accounting Standards
(SFAS) No. 115, bonds classified as available for sale are recorded on the Company's balance sheet at market value. The market value of the total investment portfolio, which includes stocks and bonds, exceeded amortized cost by $10.1 million and $9.5 million at December 31, 1996 and June 30, 1997, respectively. Unrealized holding gains and losses on bonds classified as available for sale are included as a component of shareholders' equity, net of applicable deferred taxes. The Company has no investments in mortgage loans, non-publicly traded securities (except for principal only strips of U.
S. Government securities), real estate held for investment or financial derivatives.

     Prior to the AMS Merger the Company owned 12% of the common stock of AMS, which was recorded at cost of $1.4 million. Effective December 3, 1996, the Company acquired the remaining 88% interest in AMS that it did not already own. The acquisition was accomplished through the merger of AMS with and into the Company pursuant to the terms of an Agreement and Plan of Merger dated July 31, 1996, by and between AMS, BCBSUW, the Company and the two principal AMS shareholders (individually and as trustees under a voting trust for the other AMS shareholders). The Company was the surviving corporation in the merger. The aggregate consideration for the merger was cash of $71.8 million, including expenses, and $98.7 million representing the market value of 3,694,280 newly issued shares of Company common stock and options to purchase Company common stock. Most of the cash came from $70.0 million borrowed from BCBSUW, which, after the merger, owns approximately 38% of the Company's common stock.

     In December 1995, United Wisconsin Insurance Company (UWIC) borrowed $65.0 million from BCBSUW under a Surplus Note Agreement, which was guaranteed by the Company. The Surplus Note provided UWIC with regulatory capital needed to replace capital paid to the Company in the form of a dividend in December 1995. The dividend and Surplus Note were part of a capital restructuring plan designed to transfer capital from UWIC to UWLIC to support UWLIC's retention of the AMS medical business beginning in 1996. The Company repaid $25.0 million in each of the first and second quarters of 1996 and the remainder was repaid in the third quarter of 1996.

     The Company's anticipated expansion of its business requires capital levels sufficient to support premium growth. The Company's compound annual growth rate in premium revenue for the five years ended December 31, 1996 was 28.8%, due principally to the growth of AMS products. While the future rate of growth is uncertain, growth in premium revenue is expected to continue.

     From time to time, the Company makes capital contributions to its subsidiaries to assist them in maintaining appropriate levels of capital and surplus for regulatory and rating purposes. Insurance subsidiaries are required to maintain certain levels of statutory capital and surplus. In Wisconsin, where a large percentage of the Company's premium is written, these levels are based upon the amount and type of premiums written and are calculated separately for each subsidiary. As of June 30, 1997, statutory capital and surplus for each of these insurance subsidiaries exceeded required levels.

     In compliance with applicable state insurance regulations, certain insurance subsidiaries have deposited securities with various states aggregating $6.0 million at June 30, 1997. In addition, HMOs are required to maintain a deposit with the State of Wisconsin for future assessments for HMO insolvencies. As of June 30, 1997, the aggregate deposit for the Company's consolidated HMOs was $4.8 million. States in which the insurance subsidiaries are licensed to do business independently establish deposit requirements. Increases in deposit levels, resulting in the segregation of certain investments, may adversely affect the Company's liquidity.

     The National Association of Insurance Commissioners (NAIC) has adopted risk-based capital guidelines for both life and health insurers and for property and casualty insurers. These guidelines currently apply only to certain of the Company's subsidiaries. Those subsidiaries exceed the company action level for NAIC risk-based capital guidelines. The NAIC is also developing risk-based capital guidelines for health organizations, which would apply to the Company's HMO subsidiaries. In addition, the Office of the Commissioner of Insurance of the State of Wisconsin (OCI) and other state regulators have the authority to establish capital and surplus requirements for individual companies and may propose stricter capital and surplus requirements.

     In addition to internally generated funds and periodic borrowings on its bank line of credit, the Company believes that additional financing to facilitate long-term growth could be obtained through equity offerings, debt offerings, financings from BCBSUW or other bank borrowings, as market conditions may permit or dictate.

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

          None

ITEM 2.   CHANGES IN SECURITIES

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Annual Meeting of Shareholders of the Company was held on May 28, 1997 for the purpose of electing four directors. Proxies for the meeting were solicited pursuant to Section 14 (a) of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition to the Board of Directors' solicitation.

          All four of the Company's nominees were elected, each receiving the vote indicated below:

          Richard A. Abdoo:                       Thomas R. Hefty:
          For                 15,428,014          For                15,428,039
          Withheld                27,581          Withheld               27,556
          Abstain                      0          Abstain                     0
          Broker Non-Votes             0          Broker Non-Votes            0

          William R. Johnson:                     Carol N. Skornicka:
          For                 15,428,039          For                15,427,014
          Withheld                27,556          Withheld               28,581
          Abstain                      0          Abstain                     0
          Broker Non-Votes             0          Broker Non-Votes            0

ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               3 Restated and Amended Bylaws of United Wisconsin Services, Inc. dated May 28, 1997.

               10.1 UWSI/BCBSUW 401(k) Plan (as amended and restated effective January 1, 1997).

               10.2 UWSI/BCBSUW Union Employees 401(k) Plan (as amended and restated effective January 1, 1997).

               11 Statement regarding computation of per share earnings. (See Note 1 of Notes to Interim Consolidated Financial Statements).

          (b)  Reports on Form 8-K

               (1) Current Report on Form 8-K dated June 12, 1997, including under Item 7 certain proforma financial information contained in Registrant's Registration Statement on Form S-3 (Registration No. 333-29425) filed June 17, 1997.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:   8/11/97
      --------------------------


\                        UNITED WISCONSIN SERVICES, INC.




                        /s/ C. Edward Mordy
                        -------------------------------------------
                        C. Edward Mordy
                        Vice President and Chief Financial Officer
                        (Principal Financial Officer and
                         Chief Accounting Officer)

                         UNITED WISCONSIN SERVICES, INC.
                                INDEX TO EXHIBITS


                                                             Sequential
Exhibit                                                         Page
Number                  Document Description                   Number
------                  --------------------                   ------
  3       Restated and Amended Bylaws of United Wisconsin
          Services, Inc. dated May 28, 1997.                     21

  10.1    UWSI/BCBSUW 401(k) Plan (as amended and restated
          effective January 1, 1997).                            53

  10.2    UWSI/BCBSUW Union Employees 401(k) Plan (as
          amended and restated effective January 1, 1997).      122

  11 Statement regarding computation of per share earnings. (See Note 1 of Notes to Interim
          Consolidated Financial Statements).