Form 10-Q
period 1997-09-30
UNITED WISCONSIN SERVICES INC /WI
filed 1997-11-13
CIK 878897

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                                  FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarter ended September 30, 1997


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

Number of shares of Common Stock outstanding as of October 31, 1997 was 16,480,495.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                                UNITED WISCONSIN SERVICES, INC.
                                 CONSOLIDATED BALANCE SHEETS
                                        (Unaudited)



                                                   September 30,   December 31,
                ASSETS                                 1997             1996
                                                   -------------    -----------
                                                             (In thousands)

Investments:
  Bonds available for sale, at market                $  390,289      $  394,615
  Bonds held to maturity, at amortized cost              11,884          12,823
                                                     ----------      ----------
    Total bonds                                         402,173         407,438

  Stocks, at market                                      56,247          59,685
                                                     ----------      ----------
    Total investments                                   458,420         467,123

Cash and cash equivalents                                36,045          51,146

Receivables:
  Due from affiliates                                     3,719           2,641
  Other receivables                                      65,454          74,167
                                                     ----------      ----------
    Total receivables                                    69,173          76,808

Property and equipment - net                             46,142          53,103

Goodwill and other intangibles                          140,172         155,458

Other assets                                             28,293          32,482
                                                     ----------      ----------
    Total assets                                     $  778,245      $  836,120
                                                     ----------      ----------
                                                     ----------      ----------





                  See Notes to Interim Consolidated Financial Statements

                            UNITED WISCONSIN SERVICES, INC.
                             CONSOLIDATED BALANCE SHEETS
                                     (Unaudited)



                                                  September 30,  December 31,
         LIABILITIES AND SHAREHOLDERS' EQUITY         1997           1996
                                                  ------------   ------------
                                                        (In thousands)

Liabilities:
  Medical and other benefits payable               $  191,568      $  240,338
  Advance premiums                                     47,967          51,514
  Due to affiliates                                    75,736          74,005
  Payables and accrued expenses                        44,468          50,879
  Other liabilities                                    39,327          49,941
  Debt                                                 54,888          55,788
                                                   ------------   ------------
      Total liabilities                               453,954         522,465

Shareholders' equity:
 Common stock (no par value, $1 stated value,
   50,000,000 shares authorized, 16,480,346 and
   16,293,995 shares issued and outstanding at
   September 30, 1997 and December 31, 1996,
   respectively)                                       16,480          16,294
Paid-in capital                                       184,673         184,019
Retained earnings                                     116,502         107,073
Unrealized gains on investments                         6,636           6,269
                                                   ------------   ------------
    Total shareholders' equity                        324,291         313,655
                                                   ------------   ------------
    Total liabilities and shareholders'
       equity                                      $  778,245      $  836,120
                                                   ------------   ------------
                                                   ------------   ------------



                    See Notes to Interim Consolidated Financial Statements

                           UNITED WISCONSIN SERVICES, INC.
                          CONSOLIDATED STATEMENTS OF INCOME
                                     (Unaudited)



                                                              Three months ended             Nine months ended
                                                                 September 30,                 September 30,
                                                          -------------------------    ---------------------------
                                                             1997           1996           1997           1996
                                                         ------------   ------------   ------------   ------------
                                                                   (In thousands, except per share data)
Revenues:
 Health services revenues:
  Premium revenue                                        $    363,515   $    261,160   $  1,131,557   $    786,929
  Other revenue                                                12,363          7,124         40,005         21,232
 Investment results                                            12,702          9,372         33,910         31,611
                                                         ------------   ------------   ------------   ------------

    Total revenues                                            388,580        277,656      1,205,472        839,772

Expenses:
  Medical and other benefits                                  292,663        212,743        906,781        650,449
  Operating expenses                                           80,598         53,915        257,458        161,977
  Profit sharing on joint ventures                                858          2,919          1,960         11,312
  Interest expense                                              2,349            870          6,975          2,609
  Amortization of goodwill and other intangibles                2,089            158          6,994            474
                                                         ------------   ------------   ------------   ------------

    Total expenses                                            378,557        270,605      1,180,168        826,821
                                                         ------------   ------------   ------------   ------------

Income before income tax expense                               10,023          7,051         25,304         12,951

Income tax expense                                              3,612          2,760          9,960          5,173
                                                         ------------   ------------   ------------   ------------

Net income                                               $      6,411   $      4,291   $     15,344   $      7,778
                                                         ------------   ------------   ------------   ------------
                                                         ------------   ------------   ------------   ------------


Earnings per common share                                $       0.39   $       0.34   $       0.94   $       0.62
                                                         ------------   ------------   ------------   ------------
                                                         ------------   ------------   ------------   ------------






                See Notes to Interim Consolidated Financial Statements

                        UNITED WISCONSIN SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                              Nine months ended
                                                                 September 30,
                                                            -----------------------
                                                              1997           1996
                                                            --------       --------
                                                                (In thousands)
Operating activities:
 Net income                                                 $ 15,344       $  7,778
 Adjustments to reconcile net income to net cash
  used in operating activities:
   Depreciation and amortization                              15,935          1,677
   Realized investment gains                                 (11,239)        (9,033)
   Deferred income tax expense (benefit)                      (1,958)         2,145
   Changes in other operating accounts:
    Medical and other benefits payable                       (48,770)       (16,547)
    Advance premiums                                          (3,547)         7,746
    Due to/from affiliates                                       653         26,110
    Other receivables                                          8,713         (3,888)
    Funds held on behalf of affiliated reinsurers                  -        (22,653)
    Other - net                                               (3,317)        (5,220)
                                                            --------       --------
     Net cash used in operating activities                   (28,186)       (11,885)

Investing activities:
 Purchases of available for sale investments                (359,541)      (453,516)
 Proceeds from sale of available for sale investments        367,441        471,040
 Proceeds from maturity of available for sale investments     13,445         51,125
 Purchases of held to maturity investments                    (1,505)        (3,989)
 Proceeds from maturity of held to maturity investments        2,430          3,296
 Proceeds from sale of property and equipment                  1,809              -
 Additions to property and equipment                          (2,606)          (758)
 Change in investment in unconsolidated affiliates            (2,584)          (116)
 Change in other investments                                       -           (336)
                                                            --------       --------
     Net cash provided by investing activities                18,889         66,746

Financing activities:
 Cash dividends paid                                          (5,915)        (4,535)
 Common stock issued for options exercised                     1,010              -
 Common stock withheld for taxes on options exercised         (1,162)             -
 Tax benefit of options exercised                              1,617              -
 Common stock issued for dividend reinvestment                   746              -
 Repayment of debt                                              (900)           (10)
 Net borrowings under line of credit agreement                (1,200)           667
 Repayment of note with affiliate                                  -        (65,000)
                                                            --------       --------
     Net cash used in financing activities                    (5,804)       (68,878)
                                                            --------       --------
Cash and cash equivalents:
 Decrease during period                                      (15,101)       (14,017)
 Balance at beginning of year                                 51,146         38,290
                                                            --------       --------
 Balance at end of period                                   $ 36,045       $ 24,273
                                                            --------       --------
                                                            --------       --------

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

    EARNINGS PER COMMON SHARE - Earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding. Weighted average common shares outstanding were 16,448,225 and 12,599,715 for the three months ended September 30, 1997 and 1996, respectively, and 16,403,129 and 12,599,715 for the nine months ended September 30, 1997 and 1996,respectively.

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

SUMMARY OF OPERATING RESULTS AND STATISTICS

                                                          September 30,
                                                     ----------------------
                                                      1997           1996
                                                     -------        -------
Membership at end of period:
  HMO products                                       293,817        258,696
  AMS medical products                               590,214        873,832
                                                     -------        -------
    Total medical products                           884,031      1,132,528

  AMS life products                                  266,514        422,119
  Specialty managed care
    products and services                          1,300,416      1,175,683


                                           Three months         Nine months
                                        ended September 30,  ended September 30,
                                        -------------------  -------------------
                                            1997      1996     1997      1996
                                            ----      ----     ----      ----
Health services revenues (As a
  percentage of the total):
    HMO products                            32.2%     39.2%    30.4%     38.9%
    AMS products                            60.7      50.4     62.8      50.8
    Specialty managed care
        products and services                8.2      11.7      7.8      11.3
    Intercompany eliminations               (1.1)     (1.3)    (1.0)     (1.0)
                                           ------    ------   ------    ------
        Total                              100.0%    100.0%   100.0%    100.0%
                                           ------    ------   ------    ------
                                           ------    ------   ------    ------

                                           Three months          Nine months
                                       ended September 30,   ended September 30,
                                       -------------------   -------------------
                                           1997     1996       1997      1996
                                           ----     ----       ----      ----
Operating statistics:
  HMO products:
    Medical loss ratio(1)                  91.3%    88.7%      90.1%     89.8%
    Operating expense ratio(2)              8.8      9.0        9.2       9.1

  AMS products:
    Medical:
      Medical loss ratio(1)                77.5     79.9       78.2      80.9
      Operating expense ratio(2)           22.1     23.3       22.4      23.7
    Life and other products:
      Loss ratio(1)                        41.1     29.4       44.0      35.2

  Specialty managed care
    products and services:
      Loss ratio(1)                        71.3     73.7       71.6      73.9

  Consolidated:
    Loss ratio(1)                          80.5     81.5       80.1      82.7
    Net income margin(3)                    1.6      1.5        1.3       0.9

(1) Medical and other benefits as a percentage of premium revenue.
(2) Operating expenses as a percentage of premium revenue.
(3) Net income as a percentage of total revenues.

    Reclassifications have been made to the product line amounts shown above for 1996 to conform with the 1997 presentation. The life products sold by AMS are now included in the AMS products category; previously, they were included with specialty products and services. This reclassification was made in conjunction with the AMS Merger, as discussed further below.

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

RESULTS OF OPERATIONS

TOTAL REVENUES

    Total revenues for the three months ended September 30, 1997 increased 40.0% to $388.6 million from $277.7 million for the three months ended September 30, 1996. On a year-to-date basis, total revenues increased 43.5% to $1.2 billion from $839.8 million for the nine months ended September 30, 1996. These increases were due primarily to increased health services revenues (premium and other revenue) as a result of the AMS Merger, as discussed further below.

    HEALTH SERVICES REVENUES -- HMO health services revenues for the three months ended September 30, 1997 increased 15.1% to $121.0 million from $105.2 million for the three months ended September 30, 1996. Average HMO medical premium per member for the three months ended September 30, 1997 increased 1.4% from the same period in the prior year. The average number of HMO medical members for the three months ended September 30, 1997 increased 13.2% to 292,000 from 258,000 for the three months ended September 30, 1996.

    HMO health services revenues for the nine months ended September 30, 1997 increased 13.1% to $355.8 million from $314.5 million for the same period in the prior year. Average HMO medical premium per member for the nine months ended September 30, 1997 increased 2.7% from the same period in the prior year. The average number of HMO medical members for the nine months ended September 30, 1997 increased 10.0% to 285,000 from 259,000 for the same period in the prior year.

    Health services revenues for AMS products for the three months ended September 30, 1997 increased 68.7% to $228.1 million from $135.2 million for the three months ended September 30, 1996. The increase in AMS health services revenues was due primarily to the acquisition of the 88% of AMS that the Company did not already own through the merger of the Company and AMS effective December 3, 1996 (the AMS Merger). Prior to the AMS Merger, the Company retained 50% of the premium revenue and 50% of the profit (loss) on small group managed care and life business sold by AMS. Following the AMS Merger, the Company retained 100% of the health services revenues and 100% of the profit (loss) on small group managed care and life business sold by AMS. The additional health services revenues due to the AMS Merger accounted for $117.1 million of the increase in health services revenues for the three months ended September 30, 1997. Excluding the effects of the AMS Merger, AMS health services revenues for the three months ended September 30, 1997 decreased 17.9% to $111.0 million from $135.2 million for the three months ended September 30, 1996. While average medical premium per member increased 18.7% for the three months ended September 30, 1997, compared with the same period in the prior year, the average number of small group medical members outstanding decreased 30.4% for the three months ended September 30, 1997 to 628,000 from 903,000 for the three months ended September 30, 1996. Much of this membership decline was the result of AMS's efforts to return this block of business to profitability. These steps included exiting unprofitable markets in Texas and Kentucky and implementing substantial rate increases for certain product lines which resulted in membership losses but improved profitability on renewed business. Major initiatives are underway at AMS in an effort to reverse this membership decline, including new agency sales relationships, expansion into new geographic areas, and acquisitions of blocks of business. On September 30, 1997, the Company announced that it had acquired substantially all of the small group health insurance business of Pan-American Life Insurance Company, which represents $125 million in annualized premium revenue. The Company expects to retain approximately $80 million of this business on an annualized premium basis after exiting certain unprofitable markets.

    Health services revenues for AMS products for the nine months ended September 30, 1997 increased 79.2% to $736.3 million from $410.9 million for the nine months ended September 30, 1996. The increase in AMS health services revenues was due primarily to the acquisition of the 88% of AMS that the Company did not already own, as previously discussed. The additional health services revenues due to the AMS Merger accounted for $381.1 million of the increase in health services revenues for the nine months ended September 30, 1997. Excluding the effects of the AMS Merger, AMS health services revenues for the nine months ended September 30, 1997 decreased 13.5% to $355.3 million from $410.9 million for the nine months ended September 30, 1996. While average medical premium per member increased 15.2% for the nine months ended September 30, 1997, compared with the same period in the prior year, the average number of small group medical members outstanding decreased 24.5% for the nine months ended September 30, 1997 to 705,000 from 934,000 for the nine months ended September 30, 1996. As previously discussed, this membership decline was the result of AMS's turnaround strategy, and initiatives are underway at AMS in an effort to reverse this membership decline.

    Health services revenues for specialty managed care products and services for the three months ended September 30, 1997 decreased 1.3% to $30.9 million from $31.3 million for the three months ended September 30, 1996. This decrease was due primarily to a decrease of $2.8 million in premiums assumed under certain federal and state reinsurance programs. While participation in these programs added premium revenue to the financial statements of the Company, their contribution to net income was nominal. Excluding the impact of the withdrawal from these government-sponsored reinsurance programs, health services revenues for specialty managed care products and services for the three months ended September 30, 1997 increased 8.3% to $30.9 million from $28.5 million for the same period in the prior year. This increase was due primarily to an increase of $0.9 million in workers' compensation premiums, an increase of $0.7 million in dental premiums, an increase of $0.5 million in disability premiums, and an increase of $0.4 million in managed behavioral health revenues. The increases in dental, disability and managed behavioral health premiums were driven by membership increases, while the increase in workers' compensation premium was due primarily to a change in the reinsurance agreement related to this business. In 1996, the Company ceded 50% of the workers' compensation premiums written by United Heartland, Inc. to a third-party reinsurer. In 1997, the percentage ceded to the outside reinsurer was reduced to 40%.

    Health services revenues for specialty managed care products and services for the nine months ended September 30, 1997 increased 0.1% to $91.6 million from $91.5 million for the nine months ended September 30, 1996, due primarily to a decrease of $7.5 million in premiums assumed under the aforementioned reinsurance programs. Excluding the impact of the withdrawal from these programs, health services revenues for specialty managed care products and services for the nine months ended September 30, 1997 increased 9.1% to $90.8 million from $83.2 million for the same period in the prior year. This increase was due primarily to an increase of $2.2 million in workers' compensation premiums, an increase of $2.1 million in dental premiums, an increase of $2.1 million in managed behavioral health revenues, and an increase of $1.4 million in disability premiums. The increases in dental, disability and managed behavioral health premiums were driven by membership increases, while the increase in workers' compensation premium was due primarily to the aforementioned change in the reinsurance agreement related to this business.

    INVESTMENT RESULTS -- Investment results include investment income and realized gains (losses) on investments. Investment results for the three months ended September 30, 1997 increased 35.5% to $12.7 million from $9.4 million for the three months ended September 30, 1996. On a year-to-date basis, investment results increased 7.3% to $33.9 million from $31.6 million for the same period in the prior year. Average annual investment yields, excluding net realized gains, were 6.2% for both the three months ended September 30, 1997 and 1996. On a year-to-date basis, average annual investment yields, excluding net realized gains, were 6.1% and 5.9% for the nine months ended September 30, 1997 and 1996, respectively. Investment gains are realized in the normal investment process in response to market opportunities. Average invested assets for the three months ended September 30, 1997 decreased 2.3% to $496.2 million from $507.7 million for the three months ended September 30, 1996. On a year-to-date basis, average invested assets decreased 4.6% to $498.0 million from $522.3 million for the nine months ended September 30, 1996. The decrease in average invested assets is due primarily to the decrease in medical and other benefits payable resulting from the membership decline for AMS products over the past year.

EXPENSE RATIOS

    LOSS RATIO -- The consolidated loss ratio represents the ratio of medical and other benefits to premium revenue for the Company on a consolidated basis, and is therefore a blended ratio for medical, life, dental, disability and other product lines. The consolidated loss ratio improved to 80.5% for the third quarter of 1997, compared with 81.5% for the third quarter of 1996. On a year-to-date basis, the consolidated loss ratio improved to 80.1% for the first nine months of 1997, compared with 82.7% for the first nine months of 1996. The consolidated loss ratio is influenced by the component loss ratios for each of the Company's primary product lines, as discussed below.

    The medical loss ratio for HMO products for the three months ended September 30, 1997 was 91.3%, compared with 88.7% for the same period in the prior year. On a year-to-date basis, the medical loss ratio for HMO products was 90.1%, compared with 89.8% for the same period in the prior year. The increase in the medical loss ratio for HMO products is due primarily to higher loss experience in the southeastern Wisconsin HMO market, due in part to certain high-cost claims, an increase in the drug cost component and an increase in outpatient utilization.

    The medical loss ratio for AMS products for the three months ended September 30, 1997 was 77.5%, compared with 79.9% for the same period in 1996. On a year-to-date basis, the medical loss ratio for AMS products was 78.2%, compared with 80.9% for the same period in 1996. The lower loss ratios in 1997 reflect improvements in medical cost trends and pricing changes achieved by AMS since the first quarter of 1996. AMS continues to re-price its products and eliminate unprofitable business.

    The loss ratio for AMS life and other products for the three months ended September 30, 1997 was 41.1%, compared with 29.4% for the same period in 1996. On a year-to-date basis, the loss ratio for AMS life and other products was 44.0%, compared with 35.2% for the same period in 1996. This product category also includes accidental death and dismemberment (AD&D) coverage. The increased loss ratio in 1997 is due to higher AD&D loss experience on AMS's Texas occupational accident business. AMS began exiting that product line in January 1997.

    The loss ratio for specialty managed care products and services for the three months ended September 30, 1997 was 71.3%, compared with 73.7% for the same period in 1996. On a year-to-date basis, the loss ratio for specialty managed care products and services decreased to 71.6%, compared with 73.9% for the same period in 1996. The lower loss ratios in 1997 are due primarily to the Company's withdrawal from the government-sponsored reinsurance programs discussed previously, which were recorded at a near-100% loss ratio.

    OPERATING EXPENSE RATIO - The operating expense ratio includes commissions, administrative expenses, and premium taxes and other assessments. The operating expense ratio for HMO products decreased to 8.8% for the third quarter of 1997, compared with 9.0% for the third quarter of 1996. On a year-to-date basis, the operating expense ratio for HMO products increased slightly to 9.2% from 9.1% for the nine months ended September 30, 1996.

    The operating expense ratio for AMS medical products decreased to 22.1% for the three months ended September 30, 1997 from 23.3% for the three months ended September 30, 1996, due primarily to a decrease in commissions as a percentage of premium revenue. On a year-to-date basis, the operating expense ratio for AMS medical products decreased to 22.4% for the nine months ended September 30, 1997 from 23.7% for the nine months ended September 30, 1996. The operating expense ratio for AMS life products declined to 29.3% for the third quarter of 1997, compared with 31.1% for the same period in the prior year. On a year-to-date basis, the operating expense ratio for AMS life products also declined to 29.7% for the nine months ended September 30, 1997, compared with 31.7% for the same period in the prior year. AMS products are sold exclusively through independent agents who are compensated through commissions. Over time, renewal business has gradually represented a larger proportion of the total
AMS medical and life business. Since renewal commissions are typically lower than commissions on new sales, this has contributed to the decrease in the ratios. AMS also continues to focus on efforts to improve operating efficiency through process re-engineering and to reduce staff commensurate with the decline in gross premium revenue.

    Operating expenses related to specialty managed care products and services increased 5.8% for the three months ended September 30, 1997 to $14.7 million from $13.9 million for the same period in the prior year. On a year-to-date basis, operating expenses related to specialty managed care products and services increased 14.3% for the nine months ended September 30, 1997 to $43.3 million from $37.9 million for the same period in the prior year. Increases in operating expenses are tied to health services revenues which increased 8.3% for the three months ended September 30, 1997 over the same period in 1996 and 9.1% for the nine months ended September 30, 1997 over the same period in 1996, excluding the impact of the decrease in assumed premiums related to certain federal and state reinsurance programs. Of the remaining increase in operating expenses that is not due to growth in health services revenues, the majority is due to higher expenses for services rendered by behavioral health providers related to the Company's managed behavioral health business.

OTHER EXPENSES

    Profit sharing on joint ventures was $0.9 million for the three months ended September 30, 1997, compared with $2.9 million for the three months ended September 30, 1996. Of these balances, $0.9 million and $0.7 million for the three months ended September 30, 1997 and 1996, respectively, represented profit sharing expenses related primarily to the Unity and Valley joint ventures. The remaining $2.2 million for the three months ended September 30, 1996 was due to investment income and realized investment gains on funds held by the Company on behalf of an insurance subsidiary of AMS. Following the AMS Merger, the reinsurance agreement, which gave rise to this funds held balance, was terminated effective December 31, 1996. On a year-to-date basis, profit sharing on joint ventures was $2.0 million for the nine months ended September 30, 1997 and $11.3 million for the nine months ended September 30, 1996. Of these balances, $2.0 million and $2.2 million for the nine months ended September 30, 1997 and 1996, respectively, represented profit sharing expenses related primarily to the Unity and Valley joint ventures. The remaining $9.1 million for the nine months ended September 30, 1996 was due to investment income and realized investment gains on funds held by the Company on behalf of an insurance subsidiary of AMS, as previously discussed.

    Interest expense increased to $2.3 million for the three months ended September 30, 1997, compared with $0.9 million for the same period in the prior year. Interest expense increased to $7.0 million for the nine months ended September 30, 1997, compared with $2.6 million for the same period in the prior year. The increase is due primarily to interest expense on the $70.0 million of borrowings from Blue Cross & Blue Shield United of Wisconsin (BCBSUW) to fund the cash portion of the consideration for the AMS Merger.
In conjunction with the AMS Merger, the Company also recorded $150.0 million of goodwill and other intangibles and $22.2 million of related deferred taxes. Amortization of goodwill and other intangibles for the third quarter of 1997 totaled $2.1 million, including $2.0 million related to the AMS Merger, compared with $0.2 million of amortization expense for the three months ended September 30, 1996. On a year-to-date basis, amortization of goodwill and other intangibles totaled $7.0 million, including $6.6 million related to the AMS Merger, compared with $0.5 million of amortization expense for the nine months ended September 30, 1996.

NET INCOME

    Consolidated net income for the three months ended September 30, 1997 increased to $6.4 million or $0.39 per share from $4.3 million or $0.34 per share for the three months ended September 30, 1996. Consolidated net income for the nine months ended September 30, 1997 increased to $15.3 million or $0.94 per share from $7.8 million or $0.62 per share for the nine months ended September 30, 1996. The results for 1997 reflect 100% of the profit on the small group managed care and life business sold by AMS, compared with 50% in 1996. The 1997 earnings per share calculation also reflects the new shares issued in conjunction with the AMS Merger of approximately 3.7 million shares.

    The Company's effective tax rate was 36.0% for the three months ended September 30, 1997, compared with 39.1% for the three months ended September 30, 1996. Excluding the impact of non-deductible goodwill related to the AMS Merger and other acquisitions, the Company's effective tax rate for the three months ended September 30, 1997 and 1996 was 34.0% and 38.5%, respectively. On a year-to-date basis, the Company's effective tax rate was 39.4% for the nine months ended September 30, 1997, compared with 39.9% for the nine months ended September 30, 1996. Excluding the impact of non-deductible goodwill related to the AMS merger and other acquisitions, the Company's effective tax rate for the nine months ended September 30, 1997 and 1996 was 36.5% and 38.9%, respectively. Deferred tax benefits have been recognized for identified intangibles related to the AMS Merger. The decrease in the effective tax rates in 1997 is due primarily to a higher proportion of the Company's income being generated by AMS's insurance subsidiaries, which record lower effective tax rates than the Company's other subsidiaries due to reduced state income tax liabilities.

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

    Historically, the Company has generated positive cash flow from operations. For the nine months ended September 30, 1997 and 1996, however, net cash used in operating activities amounted to a use of $28.2 million and $11.9 million, respectively. The decrease in cash flow is due primarily to the decrease in medical and other benefits payable resulting from the membership decline for AMS products over the past year. Due to periodic cash flow requirements of certain subsidiaries, the Company made borrowings under its bank line of credit ranging up to $8.5 million during the first nine months of 1997 to meet short-term cash needs. No balance was outstanding at September 30, 1997.

    The Company's investment portfolio consists primarily of investment grade bonds and has a limited exposure to equity securities. At December 31, 1996, $407.4 million or 87.2% of the Company's total investment portfolio was invested in bonds. At September 30, 1997, $402.2 million or 87.7% of the Company's total investment portfolio was invested in bonds. The bond portfolio had an average quality rating of Aa3 at December 31, 1996 and a rating of A1 at September 30, 1997 by Moody's Investor Service, and the majority of the bond portfolio was classified as available for sale. In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, bonds classified as available for sale are recorded on the Company's balance sheet at market value. The market value of the total investment portfolio, which includes stocks and bonds, exceeded amortized cost by $10.1 million and $10.5 million at December 31, 1996 and September 30, 1997, respectively. Unrealized holding gains and losses on bonds classified as available for sale are included as a component of shareholders' equity, net of applicable deferred taxes. The Company has no investments in mortgage loans, non-publicly traded securities (except for principal only strips of U. S. Government securities), real estate held for investment or financial derivatives.

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

    Effective October 1, 1997, the Company acquired substantially all of the small group health insurance business of Pan-American Life Insurance Company. The Company expects to record one-time charges against earnings in the fourth quarter of approximately $4 million in conjunction with this transaction. The Pan-American business operations will be consolidated with AMS operations in Green Bay, Wisconsin, which is expected to reduce operating expenses related to the new business.

    As of September 30, 1997, AMS had minority ownership interests in three HMOs and a majority ownership in one HMO. In October 1997, AMS sold its interest in one of the minority-owned HMOs. The Company is reviewing its strategy with respect to the remaining HMOs.

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

    From time to time, the Company makes capital contributions to its subsidiaries to assist them in maintaining appropriate levels of capital and surplus for regulatory and rating purposes. Insurance subsidiaries are required to maintain certain levels of statutory capital and surplus. In Wisconsin, where a large percentage of the Company's premium is written, these levels are based upon the amount and type of premiums written and are calculated separately for each subsidiary. As of September 30, 1997, statutory capital and surplus for each of these insurance subsidiaries exceeded required levels.

    In compliance with applicable state insurance regulations, certain insurance subsidiaries have deposited securities with various states aggregating $6.2 million at September 30, 1997. In addition, HMOs are required to maintain a deposit with the State of Wisconsin for future assessments for HMO insolvencies. As of September 30, 1997, the aggregate deposit for the Company's consolidated HMOs was $4.9 million. States in which the insurance subsidiaries are licensed to do business independently establish deposit requirements. Increases in deposit levels, resulting in the segregation of certain investments, may adversely affect the Company's liquidity.

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

          None

ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               10.1 Supplemental Compensation Agreement (A portion of this exhibit has been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission. The omitted portion has been filed separately with the Commission).

               11 Statement regarding computation of per share earnings. (See Note 1 of Notes to Interim Consolidated Financial Statements).

          (b)  Reports on Form 8-K

               None

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:           11/11/97
     ------------------------------

                         UNITED WISCONSIN SERVICES, INC.




                                         /s/ C. Edward Mordy
                        ---------------------------------------------
                                         C. Edward Mordy
                        Vice President and Chief Financial Officer
                             (Principal Financial Officer and
                               Chief Accounting Officer)

                         UNITED WISCONSIN SERVICES, INC.
                                INDEX TO EXHIBITS


                                                                     Sequential
Exhibit                                                                 Page
Number                         Document Description                    Number
-------                        --------------------                    ------

   10.1        Supplemental Compensation Agreement  (A portion           21
               of this exhibit has been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission. The omitted portion has been filed separately with the Commission).

   11 Statement regarding computation of per share earnings. (See Note 1 of Notes to Interim
               Consolidated Financial Statements).