Form 10-K405
period 1997-12-31
UNITED WISCONSIN SERVICES INC /WI
filed 1998-03-31
CIK 878897

===============================================================================
                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549
                                    ____________

                                     FORM 10-K

                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.   x
                                          ---

     As of February 28, 1998, there were issued and outstanding 16,517,644 shares of Common Stock; the aggregate market value of the shares of such stock held by non-affiliates of the registrant was $317,949,807 as of the same date, assuming solely for purposes of this calculation that all directors and executive officers of the Registrant are "affiliates." This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                       DOCUMENTS INCORPORATED BY REFERENCE
       Portions of United Wisconsin Services, Inc. Proxy Statement dated
                           April 15, 1998 (Part III)
===============================================================================

                        UNITED WISCONSIN SERVICES, INC.
                                   INDEX TO
                           ANNUAL REPORT ON FORM 10-K
                      For the Year Ended December 31, 1997


                                                                       PAGE
Cover. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
Index to Annual Report on Form 10-K. . . . . . . . . . . . . . . . . .   2

PART I

Item 1     Business. . . . . . . . . . . . . . . . . . . . . . . . . .   3
Item 2     Properties. . . . . . . . . . . . . . . . . . . . . . . . .  16
Item 3     Legal Proceedings . . . . . . . . . . . . . . . . . . . . .  16
Item 4     Submission of Matters to a Vote of Security Holders . . . .  16
Executive Officers of the Registrant . . . . . . . . . . . . . . . . .  16

PART II

Item 5     Market for Registrant's Common Equity . . . . . . . . . . .  18
Item 6     Selected Consolidated Financial Data. . . . . . . . . . . .  18
Item 7     Management's Discussion and Analysis of Financial Condition
            and Results of Operations . . . . . . . . . . . . . . . . . 20
Item 8     Financial Statements and Supplementary Data  . . . . . . . . 27
Item 9     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. . . . . . . . . . . . . . . . . . 57

PART III

Item 10    Directors and Executive Officers of the Registrant. . . . .  57
Item 11    Executive Compensation. . . . . . . . . . . . . . . . . . .  57
Item 12    Security Ownership of Certain Beneficial Owners and
            Management . . . . . . . . . . . . . . . . . . . . . . . .  57
Item 13    Certain Relationships and Related Transactions. . . . . . .  57

PART IV

Item 14    Exhibits, Financial Statement Schedules, and Reports on
            Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . .  58
           Schedule II -  Condensed Financial Information of
            Registrant . . . . . . . . . . . . . . . . . . . . . . . .  59
           Schedule IV - Reinsurance . . . . . . . . . . . . . . . . .  62
           Schedule V - Valuation and Qualifying Accounts. . . . . . .  63
Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  64
Index to Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . .  65

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

     The Company is a leading managed care and employee benefits company serving markets in more than 45 states. The products and services offered by the Company comprise a broad range of group medical and related benefit products which provide employers with cost effective solutions to their employee benefits needs. The medical products are delivered through health maintenance organizations ("HMO") and preferred provider organizations ("PPO") that encourage or require use of contracting providers. HMOs and PPOs help control health care costs by various means, including utilization controls such as pre-admission approval for hospital inpatient services, pre-authorization of outpatient surgical procedures, and capitated or discounted fee arrangements. The Company also offers various specialty products and services including group life, dental, disability income, workers' compensation, and electronic claim transmission services.

     Since its acquisition by the Company in 1992, Valley Health Plan, Inc. ("Valley"), an HMO in Northwestern Wisconsin, has operated as a joint venture with Midelfort Clinic, Ltd., Mayo Health System ("Midelfort"), its main provider. The joint venture and related agreements define terms of the relationship among the Company, Valley and Midelfort including payment for services and buyback rights among the joint venture partners. The current term of the joint venture agreement runs through December 31, 1999. Unity Health Plans Insurance Corporation ("Unity"), an HMO serving Southwestern and Central Wisconsin, was formed by the combination of HMO of Wisconsin Health Insurance Corporation and the business of U-Care HMO, Inc. which were purchased by the Company effective October 1, 1994. Unity is operated as a joint venture among the Company, Community Health Systems, LLC ("CHS") and University Health Care, Inc. ("UHC") which through their affiliates, Community Physicians' Network, Inc. ("CPN") and the University of Wisconsin-Madison Medical Center, constitute the provider networks for Unity.
 The joint venture agreement has an initial term which extends through October 1, 2004 and, along with related agreements, defines the payment terms and buyback provisions of the joint venture partners. Buyback rights for a portion of the business are exercisable by CHS and UHC as of November 1, 1999 and October 1, 2004.

     From 1988 through November 1996, the Company's small group business was marketed and administered under a joint venture arrangement with American Medical Security Group, Inc. ("AMSG"). Under this arrangement, the premiums and earnings on small group business underwritten by United Wisconsin Life Insurance Company ("UWLIC") were generally split between the Company and AMSG with each party reporting fifty percent of premium and earnings. In addition, the Company's investment of 12% of the outstanding common stock of AMSG was reported on a cost basis.

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

     In October 1997, AMS acquired, via assumption reinsurance, all of the small group health insurance underwritten by Pan American Life Insurance Company ("Pan American") of New Orleans, Louisiana. The acquired business was administered and supported through National Insurance Services ("NIS") a wholly-owned subsidiary of Pan American located in Tampa, Florida. This block of business, when acquired, totaled $125 million in annualized premiums, concentrated primarily in Florida, Texas, Louisiana and Tennessee.

     All facets of administration for the Pan American business were transferred to AMS in early November 1997. AMS retained approximately 15 of the NIS employees to create a telemarketing sales operation in Tampa, Florida. Renewal of the Pan American cases has been integrated into AMS's traditional underwriting and sales functions. Improvement in the overall profitability of this block is expected as the Pan American business is transitioned to AMS's more disciplined claims payment system, deeper PPO discounts, integrated managed care policies and better underwriting practices.

     The Company's HMO products are sold primarily by a salaried sales force to employers and other groups including Medicaid-eligible individuals throughout Wisconsin. The small group PPO and complementary products are sold by an agency sales force to employer groups with an average size of less than ten employees in 34 states largely in the Midwest and South. Specialty products and services are sold through a variety of distribution channels to employer groups and providers in Wisconsin and throughout the United States.

     Blue Cross & Blue Shield United of Wisconsin ("BCBSU"), which holds 37.9% of the outstanding common stock of UWS, is the Company's largest shareholder. The Company provides services to and purchases services from BCBSU under various service agreements ("Service Agreements"). Under the Service Agreements, parties are charged for services used at rates which are approximate market.

HMO PRODUCTS

     PRODUCTS

     Compcare Health Services Insurance Corporation ("Compcare") offers a variety of HMO and point-of-service ("POS") products throughout Wisconsin. POS products have become the coverage of choice for a number of employers as they provide a complete replacement for programs which include a PPO plan or both traditional indemnity and HMO coverages. Compcare offers its members a broad network of providers which include all three of the major physician hospital organizations in Southeastern Wisconsin.

     Valley offers the following plans: (i) the Group Plan, a comprehensive HMO plan; (ii) the Partner Plan, a traditional HMO plan which incorporates co-payments; (iii) POS products, which combined a traditional HMO plan with an out-of-network benefit with deductible and coinsurance; (iv) AgriHealth, an individual plan offered to farmers; (v) a second AgriHealth product, an individual product with front-end deductible and coinsurance; (vi) a Medicare Supplement product, an individual product designed to close the gap between health care costs incurred and government programs allowed payments; (vii) a small group product, combining managed care with deductibles and co-payments; and (viii) an HMO Medicaid plan, which is a comprehensive HMO plan for Medicaid recipients.

     Unity offers a comprehensive group plan which incorporates some co-payments and deductibles and a modified comprehensive group plan which incorporates co-payments and deductibles as well as coinsurance on certain benefits such as hospitalization and specialty care. Unity also offers an individual plan, including an in-area conversion plan, and a Medicare Supplement plan. In addition, Unity markets POS products with a wide variety of benefit options.

     The POS plans provide significant incentives for their members to utilize the plans' managed care benefits and provide reduced benefits and increased deductibles and co-payments when services are rendered by providers outside of the HMO networks. In order to receive the higher level of benefits available within the network, a member must receive care from a primary care physician or be referred to a specialist by the primary care physician. These incentives lower the overall premium for the group, even though the POS premiums tend to be slightly higher than comparable traditional HMO products. POS plans provide a greater level of health care cost control than a traditional HMO and an indemnity plan. POS plans are sold generally as a complete replacement for an employer's HMO and indemnity offerings.

     MARKETING

     Marketing HMO products generally is a two-step process. Presentations are made first to employers. Once selected by an employer, the Company then directly solicits members from the employee base. During periodic "open enrollments", when employees are permitted to change health care programs, the Company uses advertising and work site presentations to attract new members. Virtually all of the HMO employer group contracts are renewable annually.

     As of December 31, 1997, HMO membership consisted of the following:


                             Commercial
                          HMO           POS           Medicaid          Total
                          ---           ---           --------          -----
        Compcare        108,625        34,010           30,606          173,241
        Valley           22,762        11,258            3,886           37,906
        Unity            63,554        16,083            5,480           85,117
                        -------        ------           ------          -------
                        194,941        61,351           39,972          296,264
                        =======        ======           ======          =======

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

     Compcare's operations in the seven counties in Southeastern Wisconsin
account for more than 90% of its medical membership.   The remainder of
Compcare's membership is spread throughout Wisconsin. Valley operates in a 15 county area in Western Wisconsin, and Unity operates in a 31 county area in Southwestern and Central Wisconsin. During 1996, the Company entered into two strategic partnerships to offer HMO products in Northern Wisconsin. Compcare Northwest is a partnership with the Duluth Clinic to bring managed care operations to the underserved rural market. Northwoods Health Plans, LLC is a joint venture formed with Howard Young Health Care, Inc., a leading provider of health care services in North Central Wisconsin. The Company believes that expansion efforts should contribute to increased enrollment by attracting new employer groups, by increasing penetration in existing employer groups, and by broadening the Company's access to the Medicaid population.

     Through one of the Service Agreements, the Company utilizes BCBSUW's salaried sales force, consisting of 20 account representatives and customer relations personnel, 36 account executives, one agency manager, four agency consultants, and five sales directors, to market HMO products as of December 31, 1997. The Company directly employs a sales staff of seven account executives, one sales director, one agency manager and two agency consultants who market products for Unity as well as BCBSUW.

     PROVIDERS

     Compcare, Valley and Unity contract with physicians and hospitals to provide medical services to their members. Members designate one physician in the network as their primary care provider and are required to seek non-emergency care from this physician.

     Compcare has an extensive provider network in Southeastern Wisconsin, which included 2,702 physicians, as of December 31, 1997. Compcare is the only HMO that contracts with all eight of the largest multi-specialty clinics in Milwaukee for the provision of health care services to its members. This network is augmented by individual physicians, hospitals and IPAs affiliated with Milwaukee's large hospitals. Providers outside of Milwaukee consist of multi-specialty clinics and hospitals. Ancillary services are provided under capitated arrangements through sub-networks including chiropractic, mental health, oral surgery, home care, durable medical equipment and vision.

     Approximately 86% of Valley's physician services are provided under an arrangement with Midelfort which the Company believes is the leading medical clinic in Eau Claire, Wisconsin. Arrangements with three smaller area clinics comprise the majority of the other Valley physician services provided. As of December 31, 1997, Valley's provider network consisted of 321 physicians. Valley has contracts with six hospitals which have accounted for the majority of Valley's hospital services.

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

     Compcare, Valley and Unity manage the cost of health care provided to their members through the method of payment and risk-sharing programs with physician groups and hospitals and with their utilization management program. The method of payment consists of a mixture of capitation, fee schedules and discounted fee-for-service arrangements. Capitation allows the payment of a fixed amount per member per month to providers, regardless of services provided, which stabilizes medical and dental costs. Capitation encourages providers to avoid unnecessary utilization of hospital, physician and ancillary health care services. For the year ended December 31, 1997, approximately 34%, 24% and 100% of Compcare's, Valley's and Unity's medical benefits, respectively, were provided under capitated arrangements.

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

     Some of the capitated physician groups and hospitals in Compcare's provider network elect to participate in stop-loss arrangements with the Company. These arrangements limit the facility's or group's claim liability to a fixed amount per member per year. Claim costs in excess of stop-loss limits are reimbursed by Compcare.

     COST CONTAINMENT

   The majority of medical management and cost containment services for Compcare are provided by Meridian Managed Care, Inc. (see "Specialty Managed Care Products and Services - MANAGED CARE CONSULTING"). Services for Valley and Unity are coordinated by medical directors in conjunction with the medical staffs of their joint venture partners.

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

SMALL GROUP PRODUCTS

     PRODUCTS

     AMS markets to individuals and small employers through a diverse offering of fully insured and self-insured PPO and traditional indemnity benefit plans covering approximately 623,000 members as of December 31, 1997. The target market for AMS is groups with 1-99 employees. AMS can customize employee benefit packages for individuals and businesses through IT'S YOUR CHOICE, a benefit option which allows businesses to offer employees multiple medical plans in a single package. CUSTOM PLUS is a voluntary program that allows employees to elect optional benefits such as life, dental, and short-term disability benefits with no minimum participation or employer contribution. LIFESTYLE CHOICE$ is a voluntary health awareness program designed to identify health risks and encourage positive lifestyle choices to reduce those risks. AMS helps employers assess their wellness programs, makes recommendations for improvement and supplies any needed resources for wellness program development.

     Other AMS services include Nurse Healthline, Inc. ("Nurse Healthline"), a confidential telephonic health advisory service providing information about health conditions, medications, cost-effective treatments and the location of a network provider. It is available 24 hours a day, 365 days a year and is included with every health benefit plan.

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

     MARKETING

     Small group products are marketed through licensed independent agents in 33 states and the District of Columbia. AMS has divided its sales territory into three regions, each of which is the responsibility of a Regional Vice President ("RVP"). The RVPs work with a number of regional sales managers located in 30 offices throughout the United States in coordinating the sales and marketing efforts.

     As of December 31, 1997, AMS marketed products through approximately 37,500 independent agents. The leading states with respect to premium during 1997 were Florida, Texas, Illinois, Michigan and Wisconsin, which accounted for 48.6% of AMS premium. For the year ended December 31, 1997, the top ten employer groups accounted for approximately 1% of the premium on business sold by AMS.

     Independent agents are paid commissions on new and renewal sales. AMS offers an attractive benefit and service package for agents, creating an environment as an "agent friendly" company.

     Significant factors influencing an employer's selection of the Company's small group products include price, flexibility of plan design, choice and scope of benefits, quality of service, reputation and quality of relationships with agents.

     PROVIDERS

     AMS utilizes over 80 commercial provider networks in 34 states for its managed care products. A master "payer" agreement is in place for each provider network that allows AMS to access the provider contracts for its PPO and exclusive provider organization products. These networks are made available to both fully insured products as well as AMS's self-insured product offerings.

     AMS also directly owns or controls commercial PPO networks in Texas, Florida, Iowa, Nebraska, Wisconsin, Arizona, North Dakota and South Dakota. These networks not only service AMS business but are offered to other insurers and third party administrators as a secondary source of income to AMS and to assure adequate volumes of business to support the provider contract pricing concessions which are largely volume related. AMS believes there is great value in owning provider networks in select markets as a way to directly interact with the provider networks as well as to effectively conduct its medical management initiatives.

     COST CONTAINMENT

     AMS obtains medical management services through both external and internal programs. Traditional utilization review for its managed care products is purchased from commercial PPO networks, including those owned or controlled by AMS. Case management is performed by AMS staff through a combination of internally developed and commercially purchased software packages to prompt, guide and record medical management decisions. In addition, AMS has developed a series of programs to enhance its medical management effort and to offer preventative services.

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

     AMS's management information systems are state of the art and modular. Evaluation and upgrades occur continuously. An artificial intelligence system is used for claims processing, eligibility and enrollment tasks. The systems are flexible which allow quick new product introduction and legislative updates. In addition to electronic receipt of information, AMS systems can also electronically scan and image documents. AMS uses extensive personal computer-based network and software solutions that are integrated with its mainframe system which allows for its continuous enhancement with technology upgrades and other software solutions.

     Implementation of a data warehouse that will provide eligibility, sales, billing, claims, provider and financial data for AMS is scheduled for the second quarter of 1998.

SPECIALTY MANAGED CARE PRODUCTS AND SERVICES

     The Company has been focusing on the growth of the specialty products and services it offers. Such products and services include prepaid dental care, life and disability insurance, workers' compensation, managed behavioral health, managed care consulting, electronic claims processing, pharmaceutical services and other medical benefits.

     DENTAL

     At year end 1997, a separate corporate entity, Heartland Dental Plan, Inc. ("Heartland Dental") was established to operate the Company's dental HMO previously known as Dentacare. Prepaid dental services are provided to 169,823 members which makes Heartland Dental the largest dental HMO in Wisconsin. Premium revenues attributable to Heartland Dental were $27.8 million for the year ended December 31, 1997. Heartland Dental contracts with group dental practices on a capitated basis throughout Wisconsin and Northern Illinois. Members receive services through their selected dental center. In addition, Heartland Dental offers POS and out-of-area products. The Heartland Dental provider network had 245 dental providers as of December 31, 1997.

     Heartland Dental offers ten different products with varying benefit options, most of which cover 100% of preventive and diagnostic services. Other services are offered at various levels of coverage. All products cover pre-existing conditions and the full range of dental services, including orthodontics. Heartland Dental was established as a separate entity to facilitate growth of prepaid dental business outside of Wisconsin.

     LIFE AND DISABILITY

     The Company offers group term life and AD&D coverages as well as dependent life and accelerated death benefits. Short and long-term disability products have been designed to provide income replacement for an employee who becomes disabled through a non-work related situation. The Company's Rapid Pay plan is a unique short-term disability product by which claimants receive benefits on a timely basis with minimal up-front paperwork. As of December 31, 1997, the Company had a total of 214,011 life and disability certificates. Premium revenue related to life and disability products was $34.0 million for the year ended December 31, 1997. Life products are sold through UWLIC, which is licensed to do business in 39 states and the District of Columbia and ceded to United Heartland Life Insurance Company ("UHLIC") which is licensed in Ohio and Wisconsin. United Wisconsin Insurance Company ("UWIC"), which sells disability products, is licensed in 35 states and the District of Columbia.

     An insurance company's rating is an important factor in establishing its competitive position. In 1997, UWIC, UWLIC and UHLIC were assigned ratings of "A- (Excellent)" by A.M. Best Company, Inc. ("Best"). The "A-" "(Excellent)" rating is the fourth highest ratings given to insurance companies.

     MANAGED CARE WORKERS' COMPENSATION

     Through United Heartland, Inc. ("United Heartland"), the Company applies managed care techniques to the workers' compensation market in Wisconsin. United Heartland is a managing general agent that until January 1, 1995 was owned equally by the Company and Aon Corporation ("Aon"). On January 1, 1995, the Company exercised its option to acquire Aon's interest in United Heartland, thereby making United Heartland a wholly owned subsidiary of the Company. The workers' compensation coverage sold through United Heartland is underwritten by UWIC in those states where UWIC is licensed to provide such coverage. A reinsurance partner underwrites risk for coverage in those states where UWIC is not licensed to provide workers' compensation coverage. Premium revenue produced by United Heartland approximated $21.0 million during 1997. During 1997 the Company retained 60% of the workers' compensation risk and ceded the other 40% to a reinsurance partner.

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

     In claims management, United Heartland utilizes medical management resources to assist in the adjustment of its claims, which include: (i) access to BCBSUW's usual and customary charges database; (ii) the PPO network established by the Company for United Heartland clients; and (iii) access to the hospital bill audit and medical staff of the Company as needed in claims handling. The Company believes this managed care capability, combined with a commitment to communicating with employers, employees and medical providers, assists United Heartland in monitoring the major cost factors of workers' compensation claims. Cost savings have been demonstrated as United Heartland's customers over the six year period ended December 31, 1997 have experienced a 16 percent drop in the cost of their workers' compensation claims.

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

     In order to promote team work, collaboration and increased effectiveness of its managed care programs, the Company has consolidated its medical management functions into its wholly owned subsidiary Meridian Managed Care, Inc. ("MMC"). MMC primarily serves the population of Compcare and BCBSUW but also markets its programs to non-affiliated organizations.

     MMC controls costs by promoting quality and efficiency, on behalf of enrolled individuals and populations, across the continuum of care. This broad based program allows MMC to effectively manage care within diverse products, networks and geography. Central to its effectiveness is promoting and developing partnerships with providers. Physicians play an active role in MMC programs. MMC's full time Medical Director, along with a panel of practicing community physicians serving as Consulting Medical Directors are involved in all aspects of planning, implementation and administration of MMC processes.

     Meridian's utilization management program provides comprehensive, custom-designed strategies which protect its members and control costs by ensuring cost-effective, quality care. Meridian's traditional utilization management program offers inpatient prior authorization, admission review, continued stay review, discharge planning, patient education, appropriateness review, and outpatient procedure review. The Company's focused review program uses outcomes analysis to measure and shape health care delivery by working with hospitals and affiliated physicians. Case management identifies high risk and/or high cost care. By focusing on these cases, case managers can negotiate cost effective alternatives to care, decrease hospitalization, and reduce health care costs.

     MMC's nurseline triage programs is designed to reduce an expensive inefficiency in today's health care delivery system. Nurses are available 24 hours a day, seven days a week, to help make informed health care decisions. The nurses use clinically developed algorithms to provide primary care assessment, decision counseling, self-care information and referrals.

     The Company's disease management programs are designed to limit or slow the progression of the disease process while improving or maintaining the patient's health. Such programs include asthma, diabetes, congestive heart failure and prenatal programs. MMC has been able to demonstrate significant cost savings, improved satisfaction and improved outcomes in these small, high cost, vulnerable populations.

     Pharmacy management services promote appropriate and cost-effective pharmaceutical utilization through formulary development, pharmacy network management, pharmacy and therapeutic committees, and concurrent and retrospective drug utilization review. Central to the program is the pharmacy benefit management company, The Right Rx, which performs rebate management for Compcare, BCBSUW and non-affiliated clients, representing approximately 0.7 million lives.

     Revenues from managed care consulting services amounted to $10.7 million for the year ended December 31, 1997.

     ELECTRONIC CLAIM SUBMISSION

     United Wisconsin Proservices, Inc. ("Proservices") provides software and claim submission services and has created the largest provider/insurer network for such services in Wisconsin, extending to 103 hospitals and 75 clinics in Wisconsin, and 530 home health agencies nationwide. Proservices electronically transmits more than seven million medical claims annually for such clients as Medicare, Medicaid, private insurers, TPAs and re-pricers. During 1997, Proservices acquired the Clinical One record and outcome software from Beacon Health Corporation.

     MANAGED BEHAVIORAL HEALTH

     CNR Health, Inc. ("CNR") is a multifaceted managed care organization that provide cost-effective behavioral health care management solutions to a variety of customers. In December 1997, the Company increased its ownership of CNR from 53% to 100%. CNR's primary products include behavioral health management, provider networks, employee assistance programs, medical management, 24-hour triage, disability management, claims administration and Health Additions, its prenatal program. Additionally, in 1997 CNR introduced its Cavion behavioral health management software product to the market and formed a partnership with two local organizations to become one of the entities managing the Wisconsin Works ("W-2") program. W-2 is a new program that replaced Aid to Families with Dependent Children with programs to prepare individuals for the job market and help them find and keep those jobs.

     Through this array of products, CNR customers include insurance companies, self-funded employers, third party administrators, Medicaid, and other governmental entities. Through its managed care programs, CNR managed over 850,000 lives while its revenues for the year ended December 31, 1997 were $18.8 million.

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

     The table below reflects investment results for the periods indicated:



                                                               YEARS ENDED DECEMBER 31,
                                                         --------------------------------------
                                                           1995           1996           1997
                                                           ----           ----           ----
                                                           (in thousands, except percentages)
  Average invested assets (1)                            $479,885       $523,066       $496,541
  Net investment income (2)                                27,278         30,918         31,734
  Average yield                                             5.68%          5.91%          6.39%
  Net realized gains (losses)                             $12,915        $12,996        $14,292
  Net unrealized gains (losses) on stocks and bonds        20,649         10,101          8,756

  __________________
  (1) Average of aggregate investment amounts at the beginning of each year and at the end of each month.
  (2) Amounts are calculated net of investment expenses, but prior to adjusting for other interest income and expense. Includes interest expense on surplus note of $196,000 and $1,228,000 in 1995 and 1996, respectively.

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

    Recently, federal legislation significantly expanded federal regulation of group health plans and health care coverage. The new laws place restrictions on the use of pre-existing conditions and eligibility restrictions based upon health status and prohibit cancellation of coverage due to claims experience or health status. Federal reform also prohibits insurance companies from declining coverage to small employers. Additional federal laws which take effect in 1998 include prohibitions against separate, lower, dollar maximums for mental health benefits and requirements relating to minimum coverage for maternity inpatient hospitalization. The Company does not anticipate that these new laws will affect its profitability or business prospects because all insurance companies across the country are subject to the same requirements. Furthermore, many requirements of the federal legislation are similar to small group reforms that have been in place for many years. The Company will be able to utilize and expand upon the cost control measures initiated as a result of a small group reform.

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

    HMOs. Wisconsin and the other states in which the Company offers HMO products have enacted statutes regulating the activities of those health plans. Most states require periodic financial reports from HMOs licensed to operate in their states and impose minimum capital or reserve requirements. In addition, certain of the Company's subsidiaries are required by state regulatory agencies to maintain restricted cash reserves represented by interest-bearing instruments which are held by trustees or state regulatory agencies to ensure that adequate financial resources are maintained or to act as a fund for insolvencies of other HMOs in the state.

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

    Several of the Company's health plans have contracts with the Federal Employees Health Benefit Plan ("FEHBP"). These contracts are subject to extensive regulation, including complex rules relating to the premiums charged. FEHBP has the authority to retroactively audit the rates charged and may seek premium refunds and other sanctions against health plans participating in the program. The Company's health plans which have contracted with FEHBP are subject to such audits and may be requested to make such refunds.

    INSURANCE REGULATION. The Company's insurance subsidiaries are subject to regulation by the Department of Insurance in each state in which the entity is licensed. Regulatory authorities exercise extensive supervisory power over insurance companies in regard to the licensing of insurance companies; the amount of reserves which must be maintained; the approval of forms and insurance policies used; the nature of, and limitation on, an insurance company's investments; periodic examination of the operations of insurance companies; the form and content of annual statements and other reports required to be filed on the financial condition of insurance companies; and the establishment of capital requirements for insurance companies. The Company's insurance company subsidiaries are required to file periodic statutory financial statements in each jurisdiction in which they are licensed. Additionally, such companies are periodically examined by the insurance departments of the jurisdiction in which they are licensed to do business.

    The National Association of Insurance Commissioners ("NAIC") adopted the Risk-Based Capital ("RBC") for Life and/or Health Insurers Model Act ("RBC Model Act"), effective December 31, 1993, to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks associated with: (i) asset quality; (ii) mortality and morbidity; (iii) asset and liability matching; and (v) other business factors. The RBC Model Act formula is used by the states to monitor trends in statutory capital and surplus for the purpose of initiating regulatory action. The NAIC adopted similar RBC requirements for property and casualty insurance companies effective December 31, 1994 and currently is developing RBC requirements for health organizations including HMOs. The Company has calculated the risk-based capital for its life and property and casualty subsidiaries as of December 31, 1997 using the applicable RBC formula. These calculations produced risk-based capital levels which exceed the levels at which the RBC formulas recommends intervention by regulatory authorities. The proposed RBC requirements for HMOs are not expected to have a significant effect on the Company's capital requirements.

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

    Based upon the financial results of the Company's insurance subsidiaries for the year ended December 31, 1997, $22.4 million is available for 1998 dividend payments to the Company from its insurance subsidiaries without regulatory approval.

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

    Each of the Company's insurance subsidiaries is subject to regulation under state insurance holding company regulations. Such insurance holding company laws and regulations generally require registration with the state Department of Insurance and the filing of certain reports describing capital structure, ownership, financial condition, certain intercompany transactions and general business operations. Various notice and reporting requirements generally apply to transactions between companies within an insurance holding company system, depending on the size and nature of the transactions.
Certain state insurance holding company laws and regulations require prior regulatory approval or, in certain circumstances, prior notice of, certain material intercompany transfers of assets as well as certain transactions between the regulated companies, their parent holding companies and affiliates, and acquisitions.

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

    A few jurisdictions have enacted laws which hold managed care organizations liable for damages resulting from wrongful denial of care or payment for care. The Company provides utilization review services through CNR in at least one state that has passed such legislation. The liability law encompasses entities which do not provide insurance coverage, but merely provide utilization review services. CNR is developing risk management procedures and believes that it will be able to minimize potential liability for coverage decisions.

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

EMPLOYEES

    As of December 31, 1997, the Company had 3,276 full-time and 176 part-time employees, of whom 499 were managerial and supervisory personnel. Of these employees, 131 were represented by a union. The Company considers its relations with its employees to be good.

TRADEMARKS

    "Compcare" is a federally registered service mark of the Company. The Company has filed for and maintains various other trademarks and trade names at the federal level and in the State of Wisconsin. Although the Company considers its registered service marks, trademarks and trade names important in the operation of its business, the business of the Company is not dependent on any individual service mark, trademark or tradesman.

ITEM 2.     PROPERTIES

    The Company owns a 380,000 square foot office building in Green Bay, Wisconsin which houses employees who service the small group business. The Company also occupies common facilities with BCBSUW and is charged a proportionate share of the cost of such facilities under the Service Agreement. The Company's corporate headquarters are located in Milwaukee, Wisconsin in a 235,000 square foot building leased by BCBSUW. The Company also utilizes space in a Milwaukee regional office leased by BCBSUW, which has approximately 299,000 square feet of office and warehouse space. In addition, the Company's business is sold and serviced in four other Wisconsin regional offices leased by BCBSUW and a 40,000 square foot facility in Sauk City, Wisconsin owned by Unity.

ITEM 3.     LEGAL PROCEEDINGS

    The Company is not a party to any material legal proceedings.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT

    As of March 10, 1998, the executive officers of the Company are as follows:


          Name           Age       Title

    Thomas R. Hefty      50        Chairman of the Board, President, Chief
                                   Executive Officer and Director
    Stephen E. Bablitch  44        Vice President, General Counsel and Secretary
    Devon W. Barrix      55        Vice President
    Roger A. Formisano   49        Executive Vice President and Chief Operating
                                   Officer and President of Compcare and
                                   Meridian
    Mark H. Granoff      51        Vice President and President of UWIC and
                                   UHLIC
    Gail L. Hanson       42        Vice President and Treasurer
    Samuel V. Miller     52        Executive Vice President and President of
                                   UWLIC and President and
                                   Chief Operating Officer of AMS



    C. Edward Mordy      54        Vice President and Chief Financial Officer
    Emil E. Pfenninger   46        Vice President and President of United
                                   Heartland
    Penny J. Siewert     41        Vice President of Regional Services
    Mary Traver          47        Vice President

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

    Stephen E. Bablitch joined the Company in October 1996 as General Counsel, Vice President and Secretary. Mr. Bablitch has been General Counsel, Vice President and Secretary of BCBSUW since October 1996 as well. Prior to joining the Company and BCBSUW, Mr. Bablitch was an attorney with Dewitt, Ross and Stevens in Madison, Wisconsin from 1991 to 1996.

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

    Mark H. Granoff was elected a Vice President of the Company in April 1991 and was elected President and Chief Operating Officer of UWIC in July 1991 and UHLIC in December 1997. He served as President of UWLIC from July 1991 through March 1997 and as Executive Vice President since March 1998. He has served in various capacities with some of the Company's other subsidiaries since April 1991. Mr. Granoff has been a Vice President of BCBSUW since 1990. Prior to joining BCBSUW, from 1988 to 1990 Mr. Granoff served as Employee Benefits Marketing Vice President for Business Men's Assurance Company of America, an insurance company.

    Gail L. Hanson has been Treasurer of the Company since 1987 and was elected Vice President in August 1996. She has served in various capacities with the Company's subsidiaries since 1984. Ms. Hanson was elected Vice President and Treasurer of BCBSUW in August 1996 and had been Assistant Vice President and Treasurer since 1987, having joined BCBSUW in 1984 as the Controller of UWIC.

    Samuel V. Miller was elected Executive Vice President of the Company in December 1995. He was elected President and Chief Operating Officer of AMS in October 1996. He has served as President of UWLIC since March 1997.
Prior to joining the Company, Mr. Miller was Senior Vice President and a member of the planning group for the Travelers Group from 1994 to 1995. From 1987 to 1994, Mr. Miller served as President and Chief Executive Officer of Amex Life Assurance Co., a subsidiary of the American Express Company.

    C. Edward Mordy has been a Vice President of the Company since 1987 and the Chief Financial Officer of the Company since 1991. He has served in various capacities with the Company's subsidiaries since 1987. Mr. Mordy has been a Vice President of BCBSUW since 1986.

    Emil E. Pfenninger was elected a Vice President of the Company in February 1995 and President and Chief Operating Officer of United Heartland in September 1990. Mr. Pfenninger was the Underwriting Manager with CNA Insurance Companies from December 1987 to September 1990.

    Penny J. Siewert was elected Vice President of Regional Services of the Company in August 1995. Ms. Siewert joined BCBSUW in 1977 and has served in various capacities. Ms. Siewert was elected Vice President of Operations for BCBSUW in 1990, Vice President of Special Markets for BCBSUW in 1992 and Vice President of Regional Services for BCBSUW in 1995.

    Mary Traver is a Vice President of the Company. Ms. Traver was Vice President and General Counsel of the Company from 1988 to 1996 and Secretary from January 1992 to 1996. She has served in various capacities with some of the Company's subsidiaries and joint ventures since 1987. Ms. Traver was General Counsel of BCBSUW from 1987 to 1996, Secretary of BCBSUW from 1992 to 1996, and a Vice President of BCBSUW since 1988. She assumed the position of Regional Vice President for BCBSUW in 1996.

                                       PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY.

    The Common Stock is traded on the New York Stock Exchange ("NYSE") under the symbol "UWZ". The following table sets forth the per share high and low sale prices for the Common Stock as reported on the NYSE for the periods indicated and the cash dividends paid per share for those periods.

                                         High      Low            Cash Dividends Paid
                                         ----      ---            -------------------
      YEAR ENDED DECEMBER 31, 1997:
           First Quarter                 $26.75   $21.25                 $0.12
           Second Quarter                 37.88    24.63                  0.12
           Third Quarter                  36.63    28.81                  0.12
           Fourth Quarter                 31.94    24.25                  0.12

                                         High      Low            Cash Dividends Paid
                                         ----      ---            -------------------
      YEAR ENDED DECEMBER 31, 1996:
           First Quarter                 $23.88   $19.63                 $0.12
           Second Quarter                 26.00    19.38                  0.12
           Third Quarter                  29.25    21.13                  0.12
           Fourth Quarter                 29.25    23.50                  0.12

The dividend for the fourth quarter of 1997 of $0.12 per share was paid on March 25, 1998 to shareholders of record at the close of business on March 11, 1998.

As of March 9, 1998, there were 264 shareholders of record of Common Stock. Based on information obtained from the Company's Transfer Agent and from participants in security position listings and otherwise, the Company has reason to believe there are more than 2,900 beneficial owners of shares of Common Stock.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.

    The following selected financial data as of and for each of the five years in the period ended December 31, 1997 have been derived from the Company's consolidated financial statements, which have been audited by Ernst & Young LLP, independent auditors. The following data should be read in conjunction with the Company's consolidated financial statements, the related notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                            AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                                                                  -----------------------------------------------------------------
                                                                       1993       1994         1995         1996         1997
                                                                       ----       ----         ----         ----         ----
                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA AND OPERATING STATISTICS)
STATEMENT OF INCOME DATA:
    Revenues:
      Health services revenues:
          Premium revenue                                         $ 554,135    $ 730,980    $ 973,279   $1,089,134   $1,518,886
          Other revenue                                               7,955       15,997       24,191       30,567       50,088
      Investment results                                             20,626       23,761       40,847       43,610       46,308
                                                                  ---------    ---------    ---------   ----------   ----------
                    Total revenues                                  582,716      770,738    1,038,317    1,163,311    1,615,282

    Expenses:
          Medical and other benefits                                428,316      556,090      815,616      897,582    1,220,052
          Selling, general and administrative expenses (2)          105,654      154,002      194,016      229,238      344,650
          Profit sharing on joint ventures                            5,727        7,638       15,170       13,606        3,381
          Interest expense                                            1,560        3,487        3,483        4,325        9,311
          Amortization of goodwill and other intangibles                 80          195          678        1,511        8,793
                                                                  ---------    ---------    ---------   ----------   ----------
                    Total expenses                                  541,337      721,412    1,028,963    1,146,262    1,586,187
                                                                  ---------    ---------    ---------   ----------   ----------

    Income before income tax expense and
          cumulative effect of accounting changes                    41,379       49,326        9,354       17,049       29,095
    Income tax expense                                               14,536       16,563        2,981        6,846       10,945
                                                                  ---------    ---------    ---------   ----------   ----------
    Income before cumulative effect of accounting changes            26,843       32,763        6,373       10,203       18,150
    Cumulative effect of accounting changes                              98            -            -            -            -
                                                                  ---------    ---------    ---------   ----------   ----------
    Net income                                                    $  26,941    $  32,763    $   6,373   $   10,203   $   18,150
                                                                  =========    =========    =========   ==========   ==========
    Earnings per common share:
          Basic                                                   $    2.43    $    2.81    $    0.50    $    0.79    $    1.11
          Diluted                                                 $    2.43    $    2.81    $    0.50    $    0.79    $    1.10
    Weighted average common shares outstanding                       11,070       11,601       12,551       12,892       16,423
    Cash dividends per common share                               $    0.48    $    0.48    $    0.48    $    0.48    $    0.48

OPERATING STATISTICS:
    Medical loss ratio(1)                                             78.5%        77.1%        85.4%        84.4%        82.1%
    Selling, general and administrative expense ratio(1)              15.1%        16.8%        15.9%        16.1%        16.5%
BALANCE SHEET DATA:
    Cash and investments                                          $ 353,983    $ 455,886    $ 581,637    $ 518,269    $ 493,438
    Total assets                                                    416,203      556,171      721,289      833,695      795,662
    Long-term debt:
          Affiliates                                                      -            -       65,000       70,000       70,000
          Other                                                      45,000       44,960       44,898       54,588       53,378
    Total shareholders' equity                                      125,387      171,705      212,411      313,655      326,377


(1) Ratios are based on premium revenues and related expenses for HMO products and AMS medical products.

(2) Includes dividends on preferred stock of subsidiary of $2,449,000 in 1993 and 1994, and $204,000 in 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     United Wisconsin Services, Inc. (the Company) is a leading provider of managed health care services and employee benefit products. The Company's three primary product lines are (i) Health Maintenance Organization (HMO) products, including Compcare Health Services Insurance Corporation (Compcare), Valley Health Plan, Inc. (Valley), Unity Health Plans Insurance Corporation (Unity) and certain point-of-service (POS) and other related products managed by Compcare, Valley and Unity; (ii) small group managed care and life products sold through American Medical Security Holdings, Inc. (AMS), which owns United Wisconsin Life Insurance Company (UWLIC) and the companies owned by the Company's former joint venture partner, American Medical Security Group, Inc. (AMSG), and (iii) specialty managed care products and services, including dental, life, disability and workers' compensation products, managed care consulting, electronic claim submission, pharmaceutical management and managed behavioral health services. Operating results and statistics for these product groups are presented below for the periods noted.

SUMMARY OF OPERATING RESULTS AND STATISTICS

                                                          DECEMBER 31,
                                                          ------------
                                                   1997       1996        1995
                                                   ----       ----        ----
 Membership at end of year:
     HMO products                                296,264     262,217     260,097
     AMS medical products                        623,730     822,714     969,676
                                               ---------   ---------   ---------
         Total medical products                  919,994   1,084,931   1,229,773

     AMS life products                           271,759     396,637     475,645
     Specialty managed care
      products and services                    1,315,422   1,246,642   1,060,851


                                                     YEARS ENDED DECEMBER 31,
                                                     ------------------------

                                                   1997       1996        1995
                                                   ----       ----        ----

 Health services revenues (as a percentage of
 the total):
     HMO products                                  30.5%      37.6%       40.3%
     AMS  products                                 62.5       52.5        49.7
     Specialty managed care
      products and services                         8.0       11.1        10.8
     Intercompany eliminations                     (1.0)      (1.2)       (0.8)
                                                  -----      -----       -----
                  Total                           100.0%     100.0%      100.0%
                                                  =====      =====       =====


                                                                                         YEARS ENDED DECEMBER 31,
                                                                                -----------------------------------------
                                                                                1997               1996              1995
                                                                                ----               ----              ----
 Operating statistics:
     HMO products:
         Medical loss ratio (1)                                                90.1%             89.8%               91.1%
         Selling, general and administrative expense ratio (2)                  9.3                9.3                9.2

     AMS products
         Medical:
             Medical loss ratio (1)                                             78.0               80.3               80.5
             Selling, general and administrative expense ratio (2)              22.3               23.6               24.1
         Life:
             Loss ratio (1)                                                     35.1               32.8               30.3
             Selling, general and administrative expense ratio (2)              29.8               32.0               32.8

     Specialty managed care products and services:
             Loss ratio (1)                                                     71.8               73.8               80.6

     Consolidated:
             Loss ratio (1)                                                     80.3               82.4               83.8
             Net income margin (3)                                               1.1                0.9                0.6


(1) Medical and other benefits as a percentage of premium revenue. The AMS medical loss ratios exclude non-recurring charges in 1997 and 1996.
(2) Selling, general and administrative expenses as a percentage of premium revenue.
(3)   Net income as a percentage of total revenues.

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

RESULTS OF OPERATIONS

TOTAL REVENUES

     Total revenues in 1997 increased 38.9% to $1.6 billion from $1.2 billion in 1996. Total revenues in 1996 increased 12.0% from $1.0 billion in 1995. These increases were due primarily to increased health services revenues (premium and other revenue) as a result of the AMS Merger, as discussed further below.

     HEALTH SERVICES REVENUES -- HMO health services revenues in 1997 increased 13.7% to $479.2 million from $421.3 million in 1996. HMO health services revenues in 1996 increased 4.9% from $401.7 million in 1995. Average HMO medical premium per member in 1997 increased 2.2% from 1996. Average HMO medical premium per member in 1996 increased 2.9% from 1995. The average number of HMO medical members in 1997 increased 10.8% to 287,534 from 259,507 in 1996. The average number of HMO medical members in 1996 increased 1.6% from 255,471 in 1995.

     Health services revenues for AMS products in 1997 increased 66.8% to $981.3 million from $588.3 million in 1996, which followed an 18.8% increase from $495.3 million in 1995. The increase in AMS health services revenues for 1997 was due primarily to the acquisition of the 88% of AMSG that the Company did not already own through the merger of the Company and AMS effective December 3, 1996 (the AMS Merger). Prior to the AMS Merger, the Company retained 50% of the premium revenue and 50% of the profit (loss) on small group managed care and life business sold by AMS. Following the AMS Merger, the Company retained 100% of the health services revenues and 100% of the profit (loss) on small group managed care and life business sold by AMS. The additional health services revenues due to the AMS Merger accounted for $475.0 million of the increase in health services revenues in 1997. Excluding the effects of the AMS Merger, AMS health services revenues for 1997 decreased 12.4% to $474.6 million from $541.5 million for 1996. While average medical premium per member increased 20.8% for 1997 compared to 1996, the average number of small group medical members outstanding decreased 27.0% for 1997 to 655,515 from 897,544 for 1996. Average medical premium per member increased 12.4% for 1996 compared to 1995. The average number of small group medical members outstanding decreased 2.2% for 1996 to 897,544 from 917,588 for 1995. Much of this membership decline was the result of AMS's efforts to return this block of business to profitability. These steps included exiting certain unprofitable markets in Texas and Kentucky and implementing substantial rate increases for certain product lines which resulted in membership losses but improved profitability on renewed business. Initiatives continue to be pursued by AMS to reverse this membership decline, including new agency sales relationships, expansion into new geographic areas, and acquisitions of blocks of business. On September 30, 1997 the Company announced that it had acquired substantially all of the small group health insurance business of Pan-American Life Insurance Company, which represents at the date of acquisition $125 million in annualized premium revenue. The Company expects to retain approximately $80 million of this business on an annualized premium basis after exiting certain unprofitable markets.

     Health services revenues for specialty managed care products and services in 1997 increased 0.6% to $124.9 million from $124.1 million in 1996. Health services revenues in 1996 increased 14.8% from $108.1 million in 1995. The increased premiums from ongoing operations in 1997 were offset by a decrease of $9.5 million in premiums assumed under certain federal and state reinsurance programs. While participation in these programs added premium revenue to the financial statements of the Company, their contribution to net income was nominal. Excluding the impact of the withdrawal from these government-sponsored reinsurance programs, health services revenues for specialty managed care products and services for 1997 increased 9.0% to $123.6 million from $113.3 million in 1996. This increase was due primarily to an increase of $1.9 million in workers' compensation premiums, an increase of $2.7 million in dental premiums, an increase of $2.7 million in disability premiums, and an increase of $2.3 million in managed behavioral health revenues. The increases in dental, disability and managed behavioral health premiums were driven by membership increases, while the increase in workers' compensation premium was due primarily to a change in the reinsurance agreement related to this business. In 1996, the Company ceded 50% of the workers' compensation premiums written by United Heartland, Inc. to a third-party reinsurer. In 1997, the percentage ceded to the outside reinsurer was reduced to 40%. The increase in 1996 was due to an increase in premium revenues of $6.4 million, including an increase of $2.2 million for life and disability products and an increase of $3.6 million for dental products, driven by increases in contracts, and an increase in other revenues of $9.6 million due primarily to increased managed care and consulting services and a gain on the sale of the vision line of business.

     INVESTMENT RESULTS -- Investment results include investment income and realized gains (losses) on investments. Investment results in 1997 increased 6.2% to $46.3 million from $43.6 million in 1996. Investment results in 1996 increased 6.8% from $40.8 million in 1995. Average annual investment yields, excluding net realized gains, were 6.4%, 5.9% and 5.7% for 1997, 1996 and 1995, respectively. Investment results in 1997 included $1.8 million of mutual fund distributions which were favorably impacted by currency hedging and were recorded as investment income in December 1997. Investment gains are realized in the normal investment process in response to market opportunities. Average invested assets in 1997 decreased 5.1% to $496.5 million from $523.1 million in 1996. The decrease in average invested assets is due primarily to the decrease in medical and other benefits payable resulting from the membership decline for AMS products over the past year. Average invested assets in 1996 increased 9.0% from $479.9 million in 1995.

EXPENSE RATIOS

     LOSS RATIO - The consolidated loss ratio represents the ratio of medical and other benefits to premium revenue for the Company on a consolidated basis, and is therefore a blended ratio for medical, life, dental, disability and other product lines. The consolidated loss ratio was 80.3% in 1997 compared with 82.4% in 1996 and 83.8% in 1995. The consolidated loss ratio is influenced by the component loss ratio for each of the Company's primary product lines, as discussed below.

     The medical loss ratio for HMO products in 1997 was 90.1%, compared with 89.8% in 1996 and 91.1% in 1995. The increase in the medical loss ratio in 1997 for HMO products is due primarily to higher loss experience in the southeastern Wisconsin HMO market, due in part to certain high-cost claims, an increase in the drug cost component and an increase in outpatient utilization. The higher loss ratio in 1995 is attributed to the competitive market conditions in southeastern Wisconsin where pricing pressures coupled with increased utilization had an adverse impact on Compcare's loss ratio.

     The medical loss ratio for AMS products in 1997 was 78.0%, compared with 80.3% in 1996 and 80.5% in 1995. The lower loss ratio in 1997 reflects improvements in medical cost trends and pricing changes achieved by AMS since the first quarter of 1996. AMS continues to reprice its products and eliminate unprofitable business. During the fourth quarter of 1997, a pre-tax charge of $3.5 million was recorded related to the acquisition of the group health business of Pan-American Life Insurance Company. During the fourth quarter of 1996, as part of the Company's state-by-state review of market profitability, a pre-tax charge of $2.0 million was recorded for the accelerated recognition of losses on two discontinued blocks of business in Texas and Kentucky. These one-time charges are not included in the reported medical loss ratio for AMS products for 1997 and 1996. The 1997 medical loss ratio would have shown stronger improvement except for unfavorable results in the one-life dental business. One-life dental policies are no longer being offered. The loss ratio for AMS life products in 1997 was 35.1%, compared with 32.8% in 1996 and 30.3% in 1995.

     The loss ratio for specialty managed care products and services in 1997 was 71.8%, compared with 73.8% in 1996 and 80.6% in 1995. The lower loss ratio in 1997 is due primarily to the Company's withdrawal from the government-sponsored reinsurance programs discussed previously, which were recorded at a near-100% loss ratio. The higher loss ratio in 1995 was due primarily to higher loss experience on the life and disability products marketed by United Wisconsin Group.

     SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE RATIO -- The selling, general and administrative (SGA) expense ratio includes commissions, administrative expenses, and premium taxes and other assessments. The SGA expense ratio for HMO products in 1997 was 9.3%, compared with 9.3% in 1996 and 9.2% in 1995.

     The SGA expense ratio for AMS medical products in 1997 was 22.3%, compared with 23.6% in 1996 and 24.1% in 1995. The SGA expense ratio for AMS life products in 1997 was 29.8%, compared with 32.0% in 1996 and 32.8% in 1995. AMS products are sold exclusively through independent agents who are compensated through commissions. Over time, renewal business has gradually represented a larger proportion of the total AMS medical and life business. Since renewal commissions are typically lower than commissions on new sales, this has contributed to the decrease in the expense ratios. AMS also continues to focus on efforts to improve operating efficiency through process re-engineering and to align staff commensurate with gross premium revenue.

     SGA expenses related to specialty managed care products and services increased 14.6% in 1997 to $19.6 million from $17.1 million in 1996. SGA expenses related to specialty managed care products and services increased 13.7% in 1996 to $17.1 million from $15.0 million in 1995. Increases in SGA expenses are tied to health services revenues which increased 9.0% in 1997 compared with 1996 and increased 16.7% in 1996 compared with 1995, excluding the impact of the decrease in assumed premiums related to certain federal and state reinsurance programs.

OTHER EXPENSES

     Profit sharing on joint ventures was $3.4 million in 1997, compared with $13.6 million in 1996 and $15.2 million in 1995. Of these balances, $3.6 million, $2.8 million and $2.6 million in 1997, 1996 and 1995, respectively, represent profit sharing expenses related primarily to the Unity and Valley joint ventures, and $10.7 million and $12.4 million in 1996 and 1995, respectively, were due to investment income and realized investment gains on funds held by the Company on behalf of an insurance subsidiary of AMS. Following the AMS Merger, the reinsurance agreement, which gave rise to this funds held balance, was terminated effective December 31, 1996.

     Interest expense increased to $9.3 million in 1997 from $4.3 million in 1996 and $3.5 million in 1995. The increase is due primarily to interest expense on the $70.0 million of borrowings from Blue Cross & Blue Shield United of Wisconsin (BCBSUW) to fund the cash portion of the consideration for the AMS Merger. In conjunction with the AMS Merger, the Company also recorded $150.0 million of goodwill and other intangibles and $22.2 million of related deferred taxes. Amortization of goodwill and other intangibles totaled $8.8 million in 1997, including $8.4 million related to the AMS Merger, compared with $1.5 million and $0.7 million of amortization expense in 1996 and 1995, respectively.

     In 1995, the Company granted an executive officer of the Company an option to purchase 7,113 shares of common stock of AMSG owned by the Company which, upon completion of the AMS Merger, were converted into options to purchase shares of Common Stock. Upon conversion, the Company recorded compensation expense of $2.1 million.

NET INCOME

     Consolidated net income in 1997 increased 77.9% to $18.2 million or $1.11 per share from $10.2 million or $0.79 per share in 1996. Consolidated net income in 1996 increased 60.1% from $6.4 million or $0.50 per share in 1995. The results for 1997 and December 1996 reflect 100% of the profit on the small group managed care and life business sold by AMS, compared with 50% in the first eleven months of 1996 and all of 1995. The 1997 earnings per share calculation also reflects the new shares issued in conjunction with the AMS Merger of approximately 3.7 million shares.

     The Company's effective tax rate was 37.6% in 1997, compared with 40.2% in 1996 and 31.9% in 1995. Excluding the impact of non-deductible goodwill related to the AMS Merger and other acquisitions, the Company's effective tax rate was 34.6% in 1997, compared with 38.7% in 1996 and 30.3% in 1995. The Company's effective tax rate fluctuates based upon the relative profitability of the Company's three product lines and the differing effective tax rates for each of those product lines. The higher effective tax rate in 1996 was due primarily to a higher proportion of the Company's income being generated by its HMO subsidiaries, which record higher effective tax rates than the Company's other subsidiaries due to state tax implications.

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

     Historically, the Company has generated positive cash flow from operations. For 1997, however, net cash provided by or used in operating activities amounted to a use of $32.9 million, compared with $8.1 million used in 1996 and $49.1 million provided in 1995. The decrease in cash flow from operations in 1997 and 1996 was due primarily to the decrease in medical and other benefits payable resulting from the membership decline for AMS products over the past year. Due to periodic cash flow requirements of certain subsidiaries, the Company made borrowings under its bank line of credit ranging up to $8.5 million during 1997 to meet short-term cash needs. No balance was outstanding at December
31, 1997.

     The Company's investment portfolio consists primarily of investment grade bonds and has a limited exposure to equity securities. At December 31, 1997, $398.6 million or 92.5% of the Company's total investment portfolio was invested in bonds. At December 31, 1996, $407.4 million or 87.2% of the Company's total investment portfolio was invested in bonds. The bond portfolio had an average quality rating of Aa3 at both December 31, 1997 and December 31, 1996 by Moody's Investor Service, and the majority of the bond portfolio was classified as available for sale. In accordance with Statement of Financial Accounting Standards No. 115, bonds classified as available for sale are recorded on the Company's balance sheet at market value. The market value of the total investment portfolio, which includes stocks and bonds, exceeded amortized cost by $8.8 million and $10.1 million at December 31, 1997 and 1996, respectively. Unrealized holding gains and losses on bonds classified as available for sale are included as a component of shareholders' equity, net of applicable deferred taxes. The Company has no investments in mortgage loans, non-publicly traded securities (except for principal only strips of U. S. Government securities), real estate held for investment or financial derivatives.

     From time to time, the Company makes capital contributions to its subsidiaries to assist them in maintaining appropriate levels of capital and surplus for regulatory and rating purposes. Insurance subsidiaries are required to maintain certain levels of statutory capital and surplus. In Wisconsin, where a large percentage of the Company's premium is written, these levels are based upon the amount and type of premiums written and are calculated separately for each subsidiary. As of the balance sheet date presented, statutory capital and surplus for each of these insurance subsidiaries exceeded required levels.

     In addition to internally generated funds and periodic borrowings on its bank line of credit, the Company believes that additional financing to facilitate long-term growth could be obtained through equity offerings, debt offerings, financings from BCBSUW or bank borrowings, as market conditions may permit or dictate.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board (FASB) recently issued the following accounting standards. A brief description of the standards follows, along with a discussion of the estimated impact of adopting the standards on the Company's consolidated financial statements.

     ACCOUNTING FOR STOCK-BASED COMPENSATION - In October 1995, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-based Compensation", which became effective for the Company in 1996. As allowed by SFAS No. 123, the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options. Under APB 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. The required pro forma information regarding net income and earnings per share has been included in Note 12 of the Notes to Consolidated Financial Statements.

     EARNINGS PER SHARE - In February 1997, the FASB issued SFAS No. 128, "Earnings per Share", which became effective for the Company in 1997. The new pronouncement replaces the presentation of primary and fully diluted earnings per share (EPS) with a presentation of basic and diluted EPS. The required disclosures have been included in Note 1 of the Notes to Consolidated Financial Statements.

     REPORTING COMPREHENSIVE INCOME - In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which establishes new rules for the reporting and display of comprehensive income and its components in a complete set of general-purpose financial statements and interim period financial statements. The Company will adopt SFAS No. 130 in 1998.

     DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION - In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes standards for public companies to report financial and descriptive information about their operating segments in annual financial statements and interim financial reports. The Company will adopt SFAS No. 131 in 1998.

YEAR 2000 SOFTWARE COMPATIBILITY

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     Based on a recent assessment, the Company determined that it will be required to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

     The Company has initiated formal communications with its systems processing vendor and all large customers using electronic interfaces to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 Issues.

     The Company will utilize both internal and external resources to reprogram, or replace, and test the software for the Year 2000 modifications. The Company anticipates completing the Year 2000 project within one year but not later than December 31, 1998, which is prior to any anticipated impact on its operating systems. A number of repairs to current systems are covered by existing maintenance agreements and by normal operational upgrades and do not present incremental additional expense. Costs related to modification of existing computer hardware and software are expensed as incurred. Purchases of new hardware or software in replacement of non-compliant hardware or software is being capitalized in accordance with the Company's standard accounting practices.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.



                                                                                    FORM 10-K
                                                                                   PAGE NUMBER
Report of Independent Auditors . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 28

Consolidated Balance Sheets at December 31, 1997 and 1996. . . . . . . . . . . . . . . . 29

Consolidated Statements of Income for the years ended
          December 31, 1997, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . 31

Consolidated Statements of Changes in Shareholders' Equity for the years ended
          December 31, 1997, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . 32

Consolidated Statements of Cash Flows for the years ended
          December 31, 1997, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . 33

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . 34

REPORT OF INDEPENDENT AUDITORS

Board of Directors
United Wisconsin Services, Inc.

     We have audited the accompanying consolidated balance sheets of United Wisconsin Services, Inc. (the Company) as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedules listed in the index at item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                      Ernst & Young LLP
Milwaukee, Wisconsin
February 13, 1998

                          United Wisconsin Services, Inc.

                            Consolidated Balance Sheets


                                                              DECEMBER 31,
                                                           1997          1996
                                                         ----------------------
                                                           (IN THOUSANDS)
ASSETS

Current assets:
  Cash and cash equivalents                              $  62,324     $  51,146
  Investments -- available for sale                        419,417       454,300
  Due from affiliates                                        5,510         2,641
  Other receivables                                         66,306        59,243
  Prepaid and other current assets                          19,441        22,664
                                                         -----------------------
Total current assets                                       572,998       589,994

Investments - held to maturity                              11,697        12,823
Property and equipment, net                                 44,147        53,103
Goodwill and other intangibles, net                        142,801       155,458
Other noncurrent assets                                     24,019        22,317
                                                          ----------------------
Total assets                                              $795,662      $833,695
                                                          ======================

SEE ACCOMPANYING NOTES.

                          United Wisconsin Services, Inc.

                            Consolidated Balance Sheets


                                                              DECEMBER 31,
                                                           1997          1996
                                                         ----------------------
                                                           (IN THOUSANDS)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Medical and other benefits payable                  $ 187,053     $ 214,353
     Advance premiums                                       44,045        51,514
     Due to affiliates                                       3,345         4,005
     Payables and accrued expenses                          49,856        50,879
     Other current liabilities                              23,862        36,096
                                                          ----------------------
Total current liabilities                                  308,161       356,847

Long-term debt:
     Affiliates                                             70,000        70,000
     Other                                                  53,378        54,588
Other noncurrent liabilities                                37,746        38,605
                                                          ----------------------
Total liabilities                                          469,285       520,040

Redeemable preferred stock -
  Series A adjustable rate nonconvertible,
     $1,000 stated value, 25,000 shares                          -             -
     authorized

Shareholders' equity:
  Preferred stock (no par value, 475,000 shares                  -             -
     authorized)
  Common stock (no par value, $1 stated value,
     50,000,000 shares authorized, 16,509,578 and
     16,293,995 shares issued and outstanding at
     December 31, 1997 and 1996, respectively)              16,510        16,294
  Paid-in capital                                          186,768       184,019
  Retained earnings                                        117,331       107,073
  Unrealized gains on investments                            5,768         6,269
                                                          ----------------------
Total shareholders' equity                                 326,377       313,655
                                                          ----------------------
Total liabilities and shareholders' equity                $795,662      $833,695
                                                          ----------------------

SEE ACCOMPANYING NOTES.

                          United Wisconsin Services, Inc.

                         Consolidated Statements of Income



                                               YEAR ENDED DECEMBER 31,
                                           1997          1996          1995
                                         ----------------------------------
                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
  Health services revenues:
    Premium revenue                       $1,518,886    $1,089,134    $  973,279
    Other revenue                             50,088        30,567        24,191
  Investment results                          46,308        43,610        40,847
                                          --------------------------------------
Total revenues                             1,615,282     1,163,311     1,038,317

Expenses:
  Medical and other benefits               1,220,052       897,582       815,616
  Selling, general and administrative
     expenses                                344,650       229,238       194,016
  Profit sharing on joint ventures             3,381        13,606        15,170
  Interest expense                             9,311         4,325         3,483
  Amortization of goodwill and other
     intangibles                               8,793         1,511           678
                                          --------------------------------------
Total expenses                             1,586,187     1,146,262     1,028,963
                                          --------------------------------------
Income before income tax expense              29,095        17,049         9,354
Income tax expense                            10,945         6,846         2,981
                                          --------------------------------------
Net income                                $   18,150    $   10,203    $    6,373
                                          ======================================

Earnings per common share:
  Basic                                   $     1.11    $     0.79    $     0.50
  Diluted                                       1.10          0.79          0.50


SEE ACCOMPANYING NOTES.

                           United Wisconsin Services, Inc.

             Consolidated Statements of Changes in Shareholders' Equity



                                                                                                        Unrealized
                                                      Common                                               Gain         Total
                                                      Shares        Common    Paid-In     Retained       (Losses)    Shareholders'
                                                    Outstanding     Stock     Capital     Earnings      Investments     Equity
                                                    -----------------------------------------------------------------------------
                                                                            (IN THOUSANDS, EXCEPT SHARE DATA)

Balance at December 31, 1994                         12,115,215     $12,115   $  70,043    $103,020      $ (13,473)     $171,705
  Net income                                                  -           -           -       6,373              -         6,373
  Capital contribution                                        -           -         716           -              -           716
  Cash dividends paid on common stock ($.48 per               -           -           -      (6,032)             -        (6,032)
   share)
  Issuance of common stock through public offering      484,500         485      16,143           -              -        16,628
  Change in unrealized gains (losses) on
   investments                                                -           -           -           -         23,021        23,021
                                                    -----------------------------------------------------------------------------
Balance at December 31, 1995                         12,599,715      12,600      86,902     103,361          9,548       212,411
  Net income                                                  -           -           -      10,203              -        10,203
  Cash dividends paid on common stock ($.48 per
   share)                                                     -           -           -      (6,491)             -        (6,491)
  Issuance of common stock and options related
   to acquisition of subsidiary                       3,694,280       3,694      97,117           -              -       100,811
  Change in unrealized gains (losses) on
   investments                                                -           -           -           -         (3,279)       (3,279)
                                                    -----------------------------------------------------------------------------
Balance at December 31, 1996                         16,293,995      16,294     184,019     107,073          6,269       313,655
  Net income                                                  -           -           -      18,150              -        18,150
  Cash dividends paid on common stock ($.48 per
   share)                                                     -           -           -      (7,892)             -        (7,892)
  Issuances of common stock                             215,583         216       2,749           -              -         2,965
  Change in unrealized gains (losses) on
   investments                                                -           -           -           -           (501)         (501)
                                                    -----------------------------------------------------------------------------
Balance at December 31, 1997                         16,509,578     $16,510    $186,768    $117,331      $   5,768      $326,377
                                                    =============================================================================

SEE ACCOMPANYING NOTES.

                          United Wisconsin Services, Inc.

                       Consolidated Statements of Cash Flows



                                                                                         YEAR ENDED DECEMBER 31,
                                                                                 1997              1996            1995
                                                                              --------------------------------------------
                                                                                              (IN THOUSANDS)
OPERATING ACTIVITIES
Net income                                                                    $  18,150         $  10,203        $   6,373
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
   Depreciation and amortization                                                 20,142             4,446            2,379
   Realized investment gains                                                    (14,292)          (12,996)         (12,915)
   Deferred income tax benefit                                                   (2,251)             (158)          (1,063)
   Changes in other operating accounts, net of
    acquisition in 1996:
     Other receivables                                                           (7,708)            1,206          (34,165)
     Medical and other benefits payable                                         (24,230)           (7,084)          82,185
     Advance premiums                                                            (7,454)           (3,730)            (236)
     Due to/from affiliates                                                      (3,600)           12,078           13,988
     Funds held on behalf of affiliated reinsurers                                    -           (20,735)          (7,970)
     Other, net                                                                 (11,625)            8,633              517
                                                                              --------------------------------------------
Net cash provided by (used in) operating activities                             (32,868)           (8,137)          49,093

INVESTING ACTIVITIES
Acquisition of subsidiary (net of cash and cash
 equivalents acquired of $14,793,000 in 1996)                                         -           (56,837)               -
Purchases of available for sale investments                                    (487,676)         (542,031)        (666,031)
Proceeds from sale of available for sale investments                            497,715           564,926          481,667
Proceeds from maturity of available for sale
 investments                                                                     39,370            66,725           63,235
Purchases of held to maturity investments                                        (3,326)           (3,989)          (4,765)
Proceeds from maturity of held to maturity investments                            4,100             3,366            3,470
Change in other investments                                                           -              (399)         (16,493)
                                                                              --------------------------------------------
Net cash provided by (used in) investing activities                              50,183            31,761         (138,917)

FINANCING ACTIVITIES
Cash dividends paid                                                              (7,892)           (6,491)          (6,162)
Redemption of preferred stocks                                                        -                 -          (32,007)
Issuances of common stock                                                         2,965                 -           16,628
Repayment of debt                                                                (1,210)           (9,277)             (62)
Proceeds from notes with affiliate                                                    -            70,000           65,000
Repayment of note with affiliate                                                      -           (65,000)               -
                                                                              --------------------------------------------
Net cash provided by (used in) financing activities                              (6,137)          (10,768)          43,397
                                                                              --------------------------------------------
Cash and cash equivalents:
  Increase (decrease) during year                                                11,178            12,856          (46,427)
  Balance at beginning of year                                                   51,146            38,290           84,717
                                                                              --------------------------------------------
  Balance at end of year                                                      $  62,324         $  51,146        $  38,290
                                                                              ============================================

SEE ACCOMPANYING NOTES.

                         United Wisconsin Services, Inc.

                     Notes to Consolidated Financial Statements

                                 December 31, 1997

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

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

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company and all of its majority-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated. The Company is affiliated with Blue Cross & Blue Shield United of Wisconsin (BCBSUW) through certain common officers and directors. At December 31, 1997, BCBSUW owns approximately 38% of the Company's common stock.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include operating cash and short-term investments with original maturities of three months or less. These amounts are recorded at cost, which approximates market.

                          United Wisconsin Services, Inc.

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVESTMENTS

Investments are classified as either held to maturity or available for sale. Investments which the Company has the intent and ability to hold to maturity are designated as held to maturity and are stated at amortized cost. All other investments are classified as available for sale and are stated at fair value based on quoted market prices, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity, net of income tax effects. In 1995, unrealized gains and losses are also net of amounts attributable to funds held on behalf of an affiliated reinsurer. Realized gains and losses from the sale of available for sale debt securities and equity securities are based on the first-in, first-out basis.

OTHER RECEIVABLES

Receivables are stated at net realizable value, net of allowances of $394,000 and $284,000 at December 31, 1997 and 1996, respectively, based upon historical collection trends and management's judgment of the ultimate collectibility.

GOODWILL AND OTHER INTANGIBLES

Goodwill represents the excess of cost over the fair market value of net assets acquired. Goodwill and other intangible assets are being amortized on a straight-line basis over a period of 40 years or less. Accumulated amortization was $14,465,000 and $2,397,000 at December 31, 1997 and 1996,
respectively.

The Company periodically evaluates whether events and circumstances have occurred which may affect the estimated useful life or the recoverability of the remaining balance of its intangibles. At December 31, 1997, the Company's management believed that no material impairment of goodwill or other intangible assets existed.

REVENUE RECOGNITION

Health services premiums are recognized as revenue in the period in which enrollees are entitled to care.

                          United Wisconsin Services, Inc.

MEDICAL AND OTHER BENEFITS

Medical and other benefits expense consists principally of capitation expenses, health and disability claims and life insurance benefits. In addition to actual paid claims and capitation, these expenses include the change in estimates of reported and unreported claims and accrued capitation fees and adjustments, which are unpaid as of the balance sheet date. Processing costs are accrued as operating expenses based on an estimate of the costs necessary to process these claims. These unpaid claim estimates are based on historical payment patterns using actuarial techniques. The Company's year-end claim liabilities are substantially satisfied through claim payments in the subsequent year. Any adjustments to prior period estimates are reflected in the current period. The liability for non-HMO medical and other benefits payable, excluding reinsurance recoverables, of $177,773,000 and $104,962,000 at December 31, 1996 and 1995, developed favorably in the subsequent year by $4,147,000 and $13,970,000, respectively, due primarily to lower than anticipated medical costs and utilization. The liability for non-HMO medical and other benefits payable, excluding reinsurance recoverables, of $67,172,000 at December 31, 1994, developed unfavorably in the subsequent year by $6,255,000 due to higher than expected medical inflation. Capitation represents monthly fees to participating physicians and other medical specialists as compensation for providing comprehensive health or dental care services. In addition, certain subsidiaries have risk-sharing and bonus arrangements with certain providers. The long-term portion of medical and other benefits payable pertaining to long-term disability, workers' compensation and certain life insurance products of $21,471,000 and $20,933,000 at December 31, 1997 and 1996,
respectively, is included in other noncurrent liabilities.

REINSURANCE

The Company limits the maximum net loss that can arise from certain lines of business by reinsuring (ceding) a portion of these risks with other insurance organizations (reinsurers) on an excess of loss or quota share basis. The ceding company is contingently liable on reinsurance ceded in the event that the reinsurers do not meet their contractual obligations.

                          United Wisconsin Services, Inc.

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives, which are 20 to 30 years for land improvements, 10 to 40 years for buildings and building improvements, 3 to 5 years for computer equipment and software and 3 to 10 years for furniture and other equipment.

INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. A valuation allowance is recorded on deferred tax assets that more likely than not will not be realized.

EARNINGS PER COMMON SHARE

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," which replaces the presentation of primary and fully diluted earnings per share (EPS) with a presentation of basic and diluted EPS.

The following table sets forth the computation of basic and diluted EPS:

                                                                          YEAR ENDED DECEMBER 31,
                                                                 1997               1996              1995
                                                              -----------------------------------------------
                                                              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Numerator:
  Consolidated net income                                       $18,150            $10,203            $6,373
  Discount on redeemable preferred stock                              -                  -              (114)
                                                              -----------------------------------------------
Net income allocable to common shareholders                     $18,150            $10,203            $6,259
                                                              ===============================================
Denominator:
  Denominator for basic EPS - weighted average shares          16,423,270         12,892,431        12,550,601
  Effect of dilutive securities - employee stock options          147,715             16,688             6,570
                                                              -----------------------------------------------
Denominator for diluted EPS                                    16,570,985         12,909,119        12,557,171
                                                              ===============================================

Basic EPS                                                           $1.11              $0.79             $0.50
Diluted EPS                                                          1.10               0.79              0.50

                          United Wisconsin Services, Inc.

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECLASSIFICATIONS

Certain reclassifications have been made to the consolidated financial statements for 1996 and 1995 to conform with the 1997 presentation.

2. ACQUISITIONS

AMERICAN MEDICAL SECURITY GROUP, INC.

At December 31, 1995, the Company owned 15,000 shares of preferred stock and 12% of the common stock of American Medical Security Group, Inc., which were recorded at cost of $16,330,000 and were included in other assets. The Company also had a joint venture agreement with American Medical Security Group, Inc. and its subsidiaries (AMSG) and was a party to related reinsurance agreements.

Effective December 3, 1996, the Company acquired the remaining 88% of AMSG. The acquisition was accomplished through the merger of AMSG with and into the Company pursuant to the terms of an Agreement and Plan of Merger dated July 31, 1996, by and between AMSG, BCBSUW, the Company and the two primary shareholders of AMSG. The Company is the surviving corporation in the merger.

The aggregate consideration for the merger was cash of $71,800,000, including expenses, and $98,719,000 representing the market value of 3,694,280 newly issued shares of the Company's common stock and options to purchase the Company's common stock. Most of the cash came from $70,000,000 borrowed from BCBSUW (see Note 6). The merger agreement provided that $8,000,000 of the cash consideration be deposited in escrow to indemnify the Company for breaches of certain representations, warranties, covenants and other agreements contained in the merger agreement. The escrow was reduced during 1997 to a balance of $4,000,000 at December 31, 1997.

In conjunction with the merger, $150,018,000 of goodwill and other intangibles and $22,173,000 of related deferred tax liabilities were recorded in the consolidated balance sheet and are being amortized over 3 to 40 years using the straight-line method. Upon merger, the U&C Real Estate Partnership (the U&C Partnership), a partnership between the Company and AMSG, became wholly owned by the Company and is consolidated.

                          United Wisconsin Services, Inc.

2. ACQUISITIONS (CONTINUED)

Upon merger, the AMSG preferred stock owned by the Company was canceled and the AMSG stock options were converted into options to purchase 305,696 shares of the Company's common stock at $4.66 per share. The Company also granted options to purchase 1,000,000 shares of the Company's common stock at $32.83 per share to two of the previous shareholders of AMSG.

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

The above merger has been accounted for using the purchase method of accounting, and the accompanying consolidated financial statements include the results of operations from the date of merger.

The following unaudited pro forma information presents the consolidated results of operations for 1996 and 1995, assuming the 1996 merger had occurred on January 1, 1995, after giving effect to certain adjustments arising from the recording of the transaction, including amortization of goodwill and other intangibles, reduction of investment income due to cash payments, interest expense on debt and intercompany eliminations.


                                                      YEAR ENDED DECEMBER 31,
                                                        1996            1995
                                               ------------------------------------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Total revenues                                      $1,701,096      $1,566,116
Net income (loss)                                      (10,195)         (7,284)
Earnings (loss) per common share                         (0.63)          (0.45)

These pro forma results are not necessarily indicative of those that would have occurred had the merger taken place on January 1, 1995, or future results of operations for the combined companies.

                          United Wisconsin Services, Inc.

2. ACQUISITIONS (CONTINUED)

OTHER ACQUISITIONS

The Company has included profit-sharing and repurchase provisions in certain acquisition agreements. Profit-sharing expense related to these acquisitions totaled $3,639,000, $2,827,000 and $2,625,000 in 1997, 1996 and 1995,
respectively. Total revenues subject to repurchase options, pursuant to the various acquisition agreements, totaled $191,688,000, $191,342,000 and $160,003,000 for 1997, 1996 and 1995, respectively. Total assets and total net assets subject to repurchase options were $49,802,000 and $20,632,000, respectively, at December 31, 1997, and $56,281,000 and $22,475,000,
respectively, at December 31, 1996.

3. INVESTMENTS

Investment results comprise the following:


                                                   YEAR ENDED DECEMBER 31,
                                                  1997       1996        1995
                                                 -----------------------------
                                                        (IN THOUSANDS)
 Interest on bonds                               $28,112    $28,986     $23,736
 Dividends on equity securities                    3,472      1,841       2,058
 Realized gains                                   18,364     20,876      18,999
 Realized losses                                  (4,072)    (7,880)     (6,084)
 Interest on cash equivalents and other
  investment income                                1,483      2,669       2,443
                                                 ------------------------------
 Gross investment results                         47,359     46,492      41,152
 Investment expenses                              (1,333)    (1,350)       (763)
 Other interest income (expense)                     282    (1,532)         458
                                                 ------------------------------
                                                 $46,308    $43,610     $40,847
                                                 ==============================

Unrealized gains (losses) are computed as the difference between estimated fair value and amortized cost for debt securities or cost for equity securities. A summary of the net increase (decrease) in unrealized gains, less deferred income taxes, is as follows:

                                                         DECEMBER 31,
                                                  1997       1996       1995
                                                 ------------------------------
                                                         (IN THOUSANDS)
 Debt securities                                 $ 4,534    $(9,070)    $27,715
 Equity securities                                (5,963)    (1,299)      9,530
 Provision for deferred income taxes                 928      3,579      (7,132)
 Funds held on behalf of affiliated
  reinsurer, net of deferred income
  taxes                                                -      3,511      (7,092)
                                                 ------------------------------
                                                 $  (501)   $(3,279)    $23,021
                                                 ==============================

                          United Wisconsin Services, Inc.

3. INVESTMENTS (CONTINUED)

The amortized cost and estimated fair values of investments are as follows:



                                                                                    Gross              Gross            Estimated
                                                               Amortized          Unrealized         Unrealized           Fair
                                                                 Cost               Gains              Losses             Value
                                                               ------------------------------------------------------------------
 At December 31, 1997:                                                                    (IN THOUSANDS)
  Available for sale:
   U.S. Treasury securities                                     $ 89,656           $   955           $    (2)         $ 90,609
   State and municipal securities                                  2,486                67                 -             2,553
   Foreign government securities                                  23,119               306              (409)           23,016
   Corporate debt securities                                     201,982             4,189              (249)          205,922
   Government agency mortgage-backed securities                   63,845               993               (33)           64,805
   Equity securities                                              29,765             3,771            (1,024)           32,512
                                                               ------------------------------------------------------------------
                                                                 410,853            10,281            (1,717)          419,417
  Held to maturity:
   U.S. Treasury securities                                       11,697               201                (9)           11,889
                                                               ------------------------------------------------------------------
                                                                $422,550           $10,482           $(1,726)         $431,306
                                                               ==================================================================
 At December 31, 1996:
  Available for sale:
   U.S. Treasury securities                                     $ 87,170           $   966           $  (651)           87,485
   State and municipal securities                                  4,614                43               (14)            4,643
   Foreign government securities                                  16,249               259              (121)           16,387
   Corporate debt securities                                     189,822             2,120            (1,061)          190,881
   Government agency mortgage-backed securities                   95,478               608              (867)           95,219
   Equity securities                                              50,975             9,638              (928)           59,685
                                                               ------------------------------------------------------------------
                                                                 444,308            13,634            (3,642)          454,300
  Held to maturity:
   U.S. Treasury securities                                       12,623               122               (13)           12,732
   Corporate securities                                              200                 -                 -               200
                                                               ------------------------------------------------------------------
                                                                  12,823               122               (13)           12,932
                                                               ------------------------------------------------------------------
                                                                $457,131           $13,756           $(3,655)         $467,232
                                                               ==================================================================

                          United Wisconsin Services, Inc.

3. INVESTMENTS (CONTINUED)

The amortized cost and estimated fair values of debt securities at December 31, 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations.


                                                        Amortized    Estimated
                                                          Cost       Fair Value
                                                        -----------------------
                                                            (IN THOUSANDS)
 Available for sale:
      Due in one year or less                           $    7,749   $    7,773
      Due after one through five years                     138,229      139,809
      Due after five through ten years                     124,910      127,115
      Due after ten years                                   46,355       47,403
                                                        -----------------------
                                                           317,243      322,100
    Government agency mortgage-backed securities            63,845       64,805
                                                        -----------------------
                                                        $  381,088   $  386,905
                                                        =======================
 Held to maturity:
      Due in one year or less                           $    1,509   $    1,519
      Due after one through five years                      10,188       10,370
                                                        -----------------------
                                                        $   11,697   $   11,889
                                                        =======================

At December 31, 1997, the insurance subsidiaries had debt securities and cash equivalents on deposit with various state insurance departments with carrying values of approximately $11,248,000, which are included in investments held to maturity on the balance sheet.

4. PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and are summarized as follows:

                                                              DECEMBER 31,
                                                           1997         1996
                                                        -----------------------
                                                             (IN THOUSANDS)
      Land and land improvements                        $   4,271     $   4,271
      Building and building improvements                   26,464        26,787
      Computer equipment and software                      17,231        16,854
      Furniture and other equipment                        16,766        18,163
                                                        -----------------------
                                                           64,732        66,075
      Less accumulated depreciation                       (20,585)      (12,972)
                                                        -----------------------
                                                        $  44,147     $  53,103
                                                        =======================

                          United Wisconsin Services, Inc.

5. DEBT

SUBORDINATED NOTES

The Company has subordinated notes (Notes) outstanding of $44,878,000 bearing interest at a rate of 7.75%. The Notes will mature on July 1, 2000, and are currently redeemable at the option of the Company at 100% of the principal amount, plus accrued interest. The Notes are subordinated in right of payment to all existing and future Senior Indebtedness of the Company and are junior to the claims of any secured obligations on specific assets of the Company's subsidiaries. Certain covenants exist which, among other matters, restrict the ability of the Company to incur additional indebtedness, limit future cash dividends and transfers of assets and require the maintenance of a minimum consolidated tangible net worth.

Interest expense on the Notes totaled $3,479,000, $3,479,000 and $3,483,000 in 1997, 1996 and 1995, respectively. At December 31, 1997 and 1996, the fair value of the Notes approximated the Notes carrying value.

MORTGAGE PAYABLE

The Company had two mortgages on an office building. Prior to the merger of AMSG and the Company in December 1996, these mortgages were a liability of the U&C Partnership. In December 1996, the Company repaid the outstanding balance of $9,083,000 on one of the mortgages.

The remaining mortgage balance of $9,700,000 at December 31, 1997 requires monthly principal payments of $100,000 plus interest through December 1, 2003. On January 1, 2004, the outstanding principal balance and any unpaid interest are due. The mortgage bears interest at a fixed rate of 9.05%. Interest expense on these mortgages totaled $940,000 and $282,000 in 1997 and 1996, respectively.

LINE OF CREDIT

The Company and several subsidiaries participate with BCBSUW in a bank line of credit, which permits aggregate borrowings to $30,000,000. Periodic borrowings have been made on this line of credit. The outstanding line of credit balance was $1,200,000 at December 31, 1996 and is included in other current liabilities. There was no balance outstanding at December 31, 1997.

                          United Wisconsin Services, Inc.

6. RELATED-PARTY TRANSACTIONS

On October 30, 1996, the Company borrowed $70,000,000 from BCBSUW to fund the AMSG merger. The Company pledged the common stock of certain subsidiaries as collateral for the loan. Interest is payable quarterly at a rate equal to the London Interbank Offered Rate plus 1.25%, adjusted quarterly. The principal balance, included in long-term debt, is due on October 30, 1999. Interest expense on this note totaled $4,892,000 and $564,000 in 1997 and 1996, respectively.

On December 15, 1995, a subsidiary of the Company borrowed $65,000,000 from BCBSUW under a Surplus Note Agreement (Surplus Note). The Surplus Note was repaid in 1996. Interest expense on the Surplus Note totaled $1,228,000 and $196,000 in 1996 and 1995, respectively, and is reflected as an offset to investment results on the consolidated statements of income.

The Company provides marketing, underwriting, actuarial and certain administrative services for BCBSUW. In addition, BCBSUW provides health insurance to the employees of the Company and provides office space to the Company. These activities are reimbursed at amounts approximating cost, which resulted in receipts to the Company of $14,564,000, $13,315,000 and $10,028,000 in 1997, 1996 and 1995, respectively, and payments to BCBSUW of $9,278,000, $7,474,000 and $4,368,000 in 1997, 1996 and 1995, respectively.
These amounts are included in selling, general and administrative expenses.

Certain subsidiaries of the Company provide health, life and other insurance benefits to the employees of BCBSUW. Premium revenue received from BCBSUW totaled $4,537,000, $4,370,000 and $4,568,000 in 1997, 1996 and 1995,
respectively.

The Company has loans and advances receivable from employees, agents and joint venture partners of $2,376,000 and $2,639,000 at December 31, 1997 and 1996, respectively.

                          United Wisconsin Services, Inc.

6. RELATED-PARTY TRANSACTIONS (CONTINUED)

Prior to December 3, 1996, the Company had a joint venture agreement with AMSG whereby the Company underwrote all of the small group health care products and life, dental, drug and disability business sold by AMSG. Amounts related to this agreement, prior to ceded reinsurance, are as follows:

                                          ELEVEN MONTHS
                                              ENDED        YEAR ENDED
                                           NOVEMBER 30,    DECEMBER 31,
                                              1996            1995
                                         -------------------------------
                                                  (IN THOUSANDS)
Premium revenue                             $997,818        $990,077

Medical and other benefits                   800,224         777,440

Selling, general and administrative
  expenses                                   235,542         237,802

Prior to the merger of the Company and AMSG on December 3, 1996, the Company ceded to AMSG, on a quota share basis, approximately 50% of the premium revenue on small group health care and life business sold by AMSG. As a result, the Company retained 50% of the premium revenue and 50% of the profit (loss) on the products sold by AMSG. The Company held funds on behalf of AMSG equivalent to the medical and other benefits payable and the undistributed net profit. The Company credited investment income on the funds retained for AMSG at the Company's average portfolio rate.

The Company reports assets and liabilities related to reinsured contracts on a gross basis.

A summary of amounts deducted from (added to) financial statement captions on the statements of income for reinsurance ceded to AMSG is as follows:

                                          ELEVEN MONTHS
                                              ENDED        YEAR ENDED
                                           NOVEMBER 30,    DECEMBER 31,
                                              1996            1995
                                         -------------------------------
                                                  (IN THOUSANDS)
Premium revenue                             $497,941        $494,107

Medical and other benefits                   397,877         388,310

Selling, general and administrative
  expenses                                   116,444         118,280

Profit sharing on joint ventures              (8,669)        (12,436)

                          United Wisconsin Services, Inc.

7. INCOME TAXES

Since July 1, 1994, the Company and most of its subsidiaries file a consolidated federal income tax return. AMS is included in the Company's consolidated federal income tax return from the date of acquisition. Certain subsidiaries of the Company file separate federal income tax returns. The Company and its subsidiaries file separate state franchise, income and premium tax returns as applicable. Prior to July 1, 1994, the Company was included in the consolidated federal income tax return of BCBSUW.

The Company had a net federal income tax payable of $409,000 and a net federal income tax receivable of $4,858,000 at December 31, 1997 and 1996, respectively. These amounts include $1,887,000 due to BCBSUW for taxes incurred while the Company was included in BCBSUW's consolidated federal income tax return. This amount will be settled in full upon final IRS examination of the consolidated federal income tax returns. The Company and its subsidiaries have federal net operating loss carryforwards totaling $789,000 which expire in the year 2011. The Company and its subsidiaries have state net business loss carryforwards totaling $44,837,000 at December 31, 1997, which expire in the years 2006 through 2012. Federal and state income tax payments, net of refunds, totaled $6,999,000, $8,935,000 and $2,472,00 in 1997, 1996 and 1995, respectively.

The components of income tax expense (benefit) are as follows:

                                          YEAR ENDED DECEMBER 31,
                                        1997       1996        1995
                                      ---------------------------------
                                              (IN THOUSANDS)
Current:
  Federal                              $11,258     $5,072     $ 3,684
  State                                  1,938      1,932         360
                                      ---------------------------------
                                        13,196      7,004       4,044

Deferred:
  Federal                                 (789)       740      (1,144)
  State                                 (1,462)      (898)         81
                                      ---------------------------------
                                        (2,251)      (158)     (1,063)
                                      ---------------------------------
                                       $10,945     $6,846     $ 2,981
                                      =================================

                          United Wisconsin Services, Inc.

7. INCOME TAXES (CONTINUED)

The differences between taxes computed at the federal statutory rate and recorded income taxes are as follows:

                                                 YEAR ENDED DECEMBER 31,
                                               1997       1996        1995
                                              ------------------------------
                                                      (IN THOUSANDS)
Tax at federal statutory rate                 $10,183    $ 5,967     $ 3,274

Goodwill amortization                             829        350         221

Tax-exempt interest and dividends received
  deduction                                      (234)      (522)     (1,013)

State income and franchise taxes, net of
  federal benefit                                 268        680         247

Other, net                                       (101)       371         252
                                              ------------------------------
                                              $10,945    $ 6,846     $ 2,981
                                              ==============================

The components of deferred income tax expense (benefit) are as follows:

                                                  YEAR ENDED DECEMBER 31,
                                               1997       1996        1995
                                              ------------------------------
                                                      (IN THOUSANDS)
Depreciation and amortization                 $(1,536)   $(2,844)    $   107

Net operating loss carryforwards               (1,268)     2,248      (2,419)

Other, net                                        553        438       1,249
                                              ------------------------------
                                              $(2,251)   $  (158)    $(1,063)
                                              ==============================

                          United Wisconsin Services, Inc.

7. INCOME TAXES (CONTINUED)

Significant components of the Company's federal and state deferred tax liabilities and assets are as follows:

                                                      DECEMBER 31, 1997            DECEMBER 31, 1996
                                                  -----------------------------------------------------
                                                   Federal          State        Federal         State
                                                  -----------------------------------------------------
                                                                          (IN THOUSANDS)
Deferred tax liabilities:
  Claims-based receivables                        $     (574)     $   (130)    $     (574)     $   (130)
  Intangibles                                        (18,262)       (4,475)       (19,137)       (4,319)
  Pension accrual                                     (2,158)         (412)        (1,835)         (347)
  Unrealized gains on investments                     (3,529)          (13)        (4,637)         (454)
  Other, net                                          (6,029)         (420)        (6,683)         (534)
                                                  -----------------------------------------------------
                                                     (30,552)       (5,450)       (32,866)       (5,784)
Deferred tax assets:
  Intangibles                                          3,976           894          3,264           732
  Unrealized losses on investments                       590           157          1,321            47
  Postretirement benefits other than pensions
                                                       1,387           295          1,294           278
  Advance premium discounting                          2,434           217          2,653           228
  Basis in minority-owned subsidiaries                 1,031           249          2,131           485
  Deferred compensation                                  871           194          2,888           581
  Medical and other benefits payable
     discounting                                       2,243            88          2,511            74
  State net business loss carryforwards                    -         3,159              -         1,673
  Other, net                                           9,387         1,897          8,213         1,056
                                                  -----------------------------------------------------
                                                      21,919         7,150         24,275         5,154
Valuation allowance                                        -        (1,277)             -         (636)
                                                  -----------------------------------------------------
                                                      21,919         5,873         24,275         4,518
                                                  -----------------------------------------------------
Net deferred tax assets (liabilities)             $   (8,633)     $    423     $  (8,591)      $(1,266)
                                                  =====================================================

The federal deferred benefit arising from the deductibility of state deferred tax is included as a component of other federal deferred taxes. The net deferred tax assets and liabilities are included in other current or other noncurrent assets and liabilities, as applicable.

8. CONTINGENCIES

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

9. PREFERRED STOCK OF SUBSIDIARY

On January 26, 1990, a subsidiary of the Company issued $30,000,000 of preferred stock in a private placement transaction with an institutional investor. The preferred stock was redeemed on January 25, 1995 for $30,000,000.

10. REDEEMABLE PREFERRED STOCK

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

11. SHAREHOLDERS' EQUITY

STATUTORY FINANCIAL INFORMATION

Insurance companies are subject to regulation by the Office of the Commissioner of Insurance of the State of Wisconsin and certain other state insurance regulators. These regulations require, among other matters, the filing of financial statements prepared in accordance with statutory accounting practices prescribed or permitted for insurance companies. The combined statutory surplus of insurance subsidiaries at December 31, 1997 and 1996 was $277,149,000 and $268,250,000, respectively. The combined statutory net income of insurance subsidiaries was $37,153,000, $11,847,000 and $8,437,000 in 1997, 1996 and 1995,
respectively.

State insurance regulations also require the maintenance of a minimum compulsory surplus based on a percentage of premiums written. At December 31, 1997, the Company's insurance subsidiaries were in compliance with these compulsory regulatory requirements.

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

                          United Wisconsin Services, Inc.

11. SHAREHOLDERS' EQUITY (CONTINUED)

Based upon the financial statements of the Company's insurance subsidiaries as of December 31, 1997, as filed with the insurance regulators, the aggregate amount available for dividends in 1998 without regulatory approval is $22,388,000.

12. EMPLOYEE BENEFIT PLANS

PENSION BENEFITS

The Company and certain of its subsidiaries participate with BCBSUW in two multiple-employer defined benefit pension plans. The salaried plan, covering salaried employees, provides benefits based on compensation, years of service, year of birth and date of retirement. The hourly plan, covering hourly employees, provides for benefit payments of stated amounts, based on number of hours worked and years of credited service. Since both plans were overfunded, no contributions were made in 1997, 1996 or 1995, and a pension credit was recorded in each year.

Effective January 1, 1997, the Company amended the salaried pension plan and the hourly pension plan with respect to non-union participants, which include expansion of the lump-sum payment provisions and changes in the methods and formulae used for the calculation of benefit accruals (a "Cash Balance" formula). The resulting reduction in the projected benefit obligation is included in the funded status of the pension plans at December 31, 1997 and 1996, and was also considered in the calculation of the 1996 pension credit.

The following table summarizes the combined funding status of the defined benefit pension plans of the Company and the amounts recorded in the consolidated balance sheets:

                                                             DECEMBER 31,
                                                           1997         1996
                                                        ---------------------
                                                            (IN THOUSANDS)
Actuarial present value of benefit obligations:
  Vested benefits                                       $(15,644)    $(12,806)
  Nonvested benefits                                      (1,870)      (2,923)
                                                        ---------------------
Total accumulated benefit obligations                    (17,514)     (15,729)
Adjustment for projected benefit obligations                 (54)         (52)
                                                        ---------------------
Projected benefit obligations                            (17,568)     (15,781)
Assets, at fair market value                              36,082       29,309
                                                        ---------------------
Excess of assets over projected benefit obligations       18,514       13,528
Unrecognized net gains                                    (5,151)        (122)
Unrecognized net asset                                    (1,051)      (1,326)
Unrecognized prior service cost                           (6,146)      (6,836)
                                                        ---------------------
Prepaid pension expense in consolidated balance
 sheets                                                 $   6,166    $  5,244
                                                        =====================

                          United Wisconsin Services, Inc.

12. EMPLOYEE BENEFIT PLANS (CONTINUED)

The pension plans' assets are comprised primarily of debt, equity and other marketable securities.

Assumptions used in developing the projected benefit obligation are as follows:

                                                           DECEMBER 31,
                                                          1997     1996
                                                        ------------------
Discount rate                                             8.00%     8.00%
Rate of increase in compensation                          4.75      4.75
Rate of return on plan assets                             9.00      9.00

The unrecognized net asset is being amortized over the remaining estimated service lives of participating employees at January 1, 1986: 15.4 years for salaried employees and 16.9 years for hourly employees.

The components of the pension credit, which is included in selling, general and administrative expenses, are as follows:

                                             YEAR ENDED DECEMBER 31,
                                           1997         1996         1995
                                          ---------------------------------
                                                   (IN THOUSANDS)
Service cost - benefits earned during
  the period                              $ 1,335     $    829      $ 1,117
Interest cost on benefit obligations        1,259        1,034        1,116
Actual return on plan assets               (7,475)      (2,866)      (4,136)
Net amortization and deferrals              3,958         (432)       1,503
                                          ---------------------------------
                                          $  (923)    $ (1,435)     $  (400)
                                          =================================

After giving effect to all administrative expense allocations between the Company and BCBSUW, the pension credit was $945,000, $1,288,000 and $435,000 in 1997, 1996 and 1995, respectively.

                          United Wisconsin Services, Inc.

12. EMPLOYEE BENEFIT PLANS (CONTINUED)

POST-RETIREMENT BENEFITS

The Company and certain of its subsidiaries participate with BCBSUW in postretirement benefit plans to provide certain medical, dental and vision benefits and life insurance for certain groups of retired employees. Such plans were amended in 1997 to limit the Company's financial contribution in future periods. No benefit will be provided for individuals hired after the effective dates of these amendments.

The Company funds the plans' costs principally on a pay-as-you-go basis.

After giving effect to all administrative expense allocations between the Company and BCBSUW, plan expense, including amortization of the transition obligation and interest cost, was $261,000, $224,000 and $351,000 in 1997, 1996 and 1995, respectively. The unfunded accrued postretirement benefit liability at December 31, 1997 and 1996 was $3,994,000 and $3,728,000, respectively.

DEFINED CONTRIBUTION AND BONUS PLANS

The Company and certain of its subsidiaries participate in defined contribution plans whereby the employer contributes a percentage of participants' qualifying compensation up to certain limits, as defined by the plans. The Company also participates with BCBSUW in various other profit sharing and bonus programs. Expenses related to all of these plans, after giving effect to all administrative expense allocations between the Company and BCBSUW, totaled $2,042,000, $2,932,000 and $1,838,000 in 1997, 1996 and 1995, respectively.

STOCK-BASED COMPENSATION PLANS

The Company has stock-based compensation plans (Stock Plans) for the benefit of eligible employees of the Company and its subsidiaries. As of December 31, 1997, the Stock Plans allow for the future granting of up to 437,000 shares as incentive or nonqualified stock options (NQSOs), stock appreciation rights, restricted stock awards and performance awards to employees of the Company.

                          United Wisconsin Services, Inc.

12. EMPLOYEE BENEFIT PLANS (CONTINUED)

In May 1995, the shareholders of the Company approved the 1995 Director Stock Option Plan which permits the grant of NQSOs. As of December 31, 1997, 42,000 shares are available for grant.

Stock option activity for all plans is as follows:

                                                                         YEAR ENDED DECEMBER 31,
                                                                          1997           1996
                                                                        ------------------------
TOTAL NUMBER OF NQSOs
Outstanding at beginning of year                                        2,244,459        394,404
Granted                                                                   184,500      1,863,259
Exercised                                                               (204,152)              -
Forfeited                                                                 (7,500)       (13,204)
                                                                        ------------------------
Outstanding at end of year                                              2,217,307      2,244,459
                                                                        ========================

Exercisable at end of year                                              1,908,449      2,029,557
Available for grant at end of year                                        403,541        580,541


WEIGHTED AVERAGE EXERCISE PRICE OF NQSOs
Outstanding at beginning of year                                           $25.00         $26.36
Granted - Exercise price equals market price on grant date                  27.32          24.26
Granted - Exercise price is less than market price on grant date                -          11.05
Granted - Exercise price exceeds market price on grant date                     -          32.83
Exercised                                                                    4.95           0.00
Forfeited                                                                   32.67          27.78
Outstanding at end of year                                                  27.02          25.00
Exercisable at end of year                                                  27.16          25.02

NQSOS BY EXERCISE PRICE RANGE
Exercise price                                                              $4.66         $ 4.66
Weighted average exercise price                                             $4.66         $ 4.66
Weighted average remaining contractual life                                  4.93           5.93
Exercisable at end of year                                                104,044        305,696
Weighted average exercise price of options exercisable at end of year       $4.66         $ 4.66

                          United Wisconsin Services, Inc.

                                                                                  YEAR ENDED DECEMBER 31,
                                                                                 1997               1996
                                                                            ----------------------------------
Range of exercise prices                                                    $18.13 - $26.63    $18.13 - $26.00
Weighted average exercise price                                                      $22.91             $22.33
Weighted average remaining contractual life                                           10.24              11.07
Exercisable at end of year                                                          708,582            657,895
Weighted average exercise price of options exercisable at end of year                $22.30             $22.25

Range of exercise prices                                                    $28.00 - $37.13    $28.00 - $35.00
Weighted average exercise price                                                      $32.39             $32.29
Weighted average remaining contractual life                                            4.64               5.52
Exercisable at end of year                                                        1,095,823          1,065,966
Weighted average exercise price of options exercisable at end of year                $32.44             $32.56



Accrued benefits for all plans represented an expense of $44,000 and $176,000 in 1997 and 1996, respectively, and a credit of $635,000 in 1995.

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

                          United Wisconsin Services, Inc.

12. EMPLOYEE BENEFIT PLANS (CONTINUED)

The Company follows Accounting Principles Board Opinion No. 25 under which no compensation expense is recorded when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant. The Company's pro forma information, as if these options had been expensed in accordance with Financial Accounting Standards No. 123
(FAS No. 123), is as follows:

                                             YEAR ENDED DECEMBER 31,
                                            1997             1996
                                       ------------------------------------
                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Pro forma net income                      $17,719           $8,862
Pro forma earnings per common share:
    Basic                                    1.08             0.69
    Diluted                                  1.06             0.67

In determining compensation cost pursuant to FAS No. 123, the fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 1997 and 1996, respectively: risk-free interest rates of 5.71% and 5.66%; dividend yields of 1.78% and 5.14%; volatility factors of the expected market price of the Company's common stock of 0.38 and 0.34; and a weighted average expected life of the options of 6.03 and 3.61 years. As calculated using the Black-Scholes model, the weighted average, grant-date fair value of options granted in which the exercise price equaled the market price on the date of the grant was $10.66 per share for 1997 and $7.77 per share for 1996. The weighted average, grant-date fair value of options granted in which the exercise price was less than the market price on the date of the grant was $1.29 per share for 1996.

                          United Wisconsin Services, Inc.

13. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Selected quarterly financial data for the years ended December 31, 1997 and 1996 are as follows:

                                                          Quarter
                                   -----------------------------------------------------
                                     First        Second         Third        Fourth         Total
                                   ------------------------------------------------------------------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
1997
Total revenues                     $ 412,398     $ 404,494     $ 388,580     $ 409,810     $1,615,282
Income before income tax expense       6,030         9,251        10,023         3,791         29,095
Net income                             3,370         5,563         6,411         2,806         18,150
Earnings per common share (1):
   Basic                                0.21          0.34          0.39          0.17           1.11
   Diluted                              0.21          0.33          0.38          0.17           1.10

1996
Total revenues                      $281,404      $280,712      $277,656      $323,539     $1,163,311
Income before income tax expense         839         5,061         7,051         4,098         17,049
Net income                               292         3,195         4,291         2,425         10,203
Earnings per common share (1):
  Basic                                 0.02          0.26          0.34          0.18           0.79
  Diluted                               0.02          0.25          0.34          0.18           0.79


(1) The sum of the four quarters does not equal the earnings (loss) per common share for the year due to the change in the number of shares outstanding during the year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information required by this item with respect to directors is included under the heading "Election of Directors" in the Company's definitive Proxy Statement, to be dated April 15, 1998 relating to the 1998 Annual Meeting of Shareholders currently scheduled for May 27, 1998, (the "1998 Proxy Statement") which will be filed with the Commission separately pursuant to Rule 14a-6 under the 1934 Act and in accordance with General Instruction G(3) to Form 10-K, not later than 120 days after the end of the Company's fiscal year, and which section is hereby incorporated by reference. Information with respect to executive officers of the Company appears at the end of Part I, Pages [17 through 19] of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

     Information required by this item is included under the heading "Executive Compensation" in the 1998 Proxy Statement, which section is hereby incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information required by this item is included under the heading "Security Ownership of Certain Beneficial Owners and Management" in the 1998 Proxy Statement, which section is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information required by this item is included under the heading "Certain Transactions" in the 1998 Proxy Statement, which section is hereby incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  1 and 2. FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                               PAGE(S) IN
                                                                FORM 10-K
                                                                 REPORT

The following consolidated financial statements of United
   Wisconsin Services, Inc. and subsidiaries are included in Item 8:

Report of Independent Auditors . . . . . . . . . . . . . . . . . .   28
Consolidated Balance Sheets at December 31, 1997 and 1996  . . . .   29
Consolidated Statements of Income for the years
   ended December 31, 1997, 1996 and 1995  . . . . . . . . . . . .   31
Consolidated Statements of Changes in Shareholders' Equity
   for the years ended December 31, 1997, 1996 and 1995  . . . . .   32

Consolidated Statements of Cash Flows for the years ended
   December 31, 1997, 1996 and 1995. . . . . . . . . . . . . . . .   33

Notes to Consolidated Financial Statements . . . . . . . . . . . .   34

The following financial statement schedules of United Wisconsin
Services, Inc. and subsidiaries are included in Item 14(d):


   Schedule II - Condensed Financial Information of Registrant . .   59
   Schedule IV - Reinsurance . . . . . . . . . . . . . . . . . . .   62
   Schedule V - Valuation and Qualifying Accounts  . . . . . . . .   63


All other schedules for which provision is made in applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

3.  EXHIBITS

Reference is made to the separate Exhibit Index contained on Pages 65 through 69 hereof.

(b)  REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the fourth quarter of 1997.

(c)  EXHIBITS

Reference is made to the separate Exhibit Index contained on Pages 65 through 69 hereof.

(d)  FINANCIAL STATEMENT SCHEDULES

Reference is made to the financial statement schedules contained on Pages 59 through 63 hereof.

                                                               SCHEDULE II

                         UNITED WISCONSIN SERVICES, INC.
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

     Condensed balance sheets of United Wisconsin Services, Inc. (the Company) (parent company only) as of December 31, 1997 and 1996, and the condensed statements of income and cash flows for the years ended December 31, 1997, 1996, and 1995 are as follows:

                                 BALANCE SHEETS


                                        ASSETS

                                                                 DECEMBER 31,
                                                       -------------------------------
                                                           1997                1996
                                                         --------            -------
                                                                (IN THOUSANDS)
Cash and cash equivalents                              $  3,669             $    936
Investments                                               5,790                9,617
Investment in and advances to affiliates                442,288              429,313
Note receivable                                               -                1,000
Other assets                                              8,417                7,295
                                                       --------             --------
         Total assets                                  $460,164             $448,161
                                                       ========             ========


                         LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Due to affiliates                                   $ 72,246             $ 71,666
   Payables, accrued expenses and other liabilities      16,663               17,952
   Debt                                                  44,878               44,888
                                                       --------             --------

       Total liabilities                                133,787              134,506

Shareholders' equity:
   Common stock                                          16,510               16,294
   Paid-in capital                                      186,768              184,019
   Retained earnings                                    117,331              107,073
   Unrealized gains (losses) on investments               5,768                6,269
                                                       --------             --------
       Total shareholders' equity                       326,377              313,655
                                                       --------             --------
        Total liabilities and shareholders' equity     $460,164             $448,161
                                                       ========             ========

                                                               SCHEDULE II


                           UNITED WISCONSIN SERVICES, INC.
                    CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                 STATEMENTS OF INCOME

                                                                 YEARS ENDED DECEMBER 31,
                                                          ----------------------------------
                                                            1997         1996          1995
                                                          --------     --------      -------
                                                                      (IN THOUSANDS)
Revenues:
   Dividends from consolidated subsidiaries              $  20,676     $ 20,682     $ 81,872
   Investment income                                           791        2,399          917
   Other revenue (expense)                                   2,302          213       (1,534)
                                                         ---------     --------     --------
      Total revenues                                        23,769       23,294       81,255

Expenses:
   Administrative expenses                                   1,340        3,443        1,506
   Net amortization of purchase premiums and intangibles     3,997          862          545
   Interest expense on debt                                  3,479        3,479        3,483
   Interest expense with affiliate                           4,892          564          -
                                                         ---------     --------     --------
      Total expenses                                        13,708        8,348        5,534
                                                         ---------     --------     --------

Income before income tax benefit and equity in the
   undistributed net income (loss) of subsidiaries          10,061       14,946       75,721
Income tax benefit                                          (4,085)      (1,795)      (1,974)
                                                         ---------     --------     --------

Income before equity in the undistributed net income
   (loss) of subsidiaries                                   14,146       16,741       77,695

Equity in the undistributed net income (loss)
   of subsidiaries                                           4,004       (6,538)     (71,322)
                                                         ---------     --------     --------
Net income                                               $  18,150     $ 10,203      $ 6,373
                                                         =========     ========     ========

                                                               SCHEDULE II


                           UNITED WISCONSIN SERVICES, INC.
                    CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                               STATEMENTS OF CASH FLOWS

                                                                  YEARS ENDED DECEMBER 31,
                                                         -----------------------------------------
                                                             1997            1996            1995
                                                           --------         ------         -------
                                                                        (IN THOUSANDS)
Operating activities:
   Net income                                              $ 18,150        $ 10,203        $ 6,373
   Adjustments to reconcile net income to
     net cash provided by operating activities:
      Equity in the undistributed net (income)
        loss of subsidiaries                                 (4,004)          6,538         71,322
      Depreciation and amortization                           4,105           1,703            599
      Deferred income tax benefit                            (1,374)           (196)          (624)
      Changes in other operating accounts:
         Due to affiliates                                      580             265        (11,033)
         Payables and accrued expenses                        1,403           1,612          1,842
         Other - net                                           (973)          5,767           (979)
                                                           --------         -------         -------
            Net cash provided by operating activities        17,887          25,892         67,500

Investing activities:
   Acquisitions of subsidiaries                                (673)       (195,751)        (3,565)
   Purchases of available for sale investments              (36,283)        (41,277)      (121,346)
   Proceeds from sale of available for sale investments      13,557         116,715         29,029
   Proceeds from maturity of available for sale investments  26,735             675         16,800
   Investment in and advances to consolidated affiliates    (13,553)        (75,093)        (3,726)
                                                           --------         -------         -------
            Net cash used in investing activities           (10,217)       (194,731)       (82,808)

Financing activities:
   Capital contributions                                        -               -              716
   Cash dividends paid                                       (7,892)         (6,491)        (6,162)
   Redeemable preferred stock issuance                          -               -              -
   Redemption of redeemable preferred stock                     -               -           (2,007)
   Issuances of common stock and options                      2,965          98,720         16,628
   Repayment of subordinated notes                              (10)            (10)           (62)
   Net borrowings under line of credit agreement                -              (550)           550
   Proceeds from notes with affiliate                           -            70,000            -
                                                           --------         -------         -------
            Net cash provided by (used in) financing
              activities                                     (4,937)        161,669          9,663
                                                           --------         -------         -------
Cash and cash equivalents:
   Increase (decrease) during year                            2,733          (7,170)        (5,645)
   Balance at beginning of year                                 936           8,106         13,751
                                                           --------         -------         -------
   Balance at end of year                                  $  3,669          $  936       $  8,106
                                                           ========         =======         =======

                                                                SCHEDULE IV

                           UNITED WISCONSIN SERVICES, INC.

                                     REINSURANCE

                                                                                              Percentage
                                                    Ceded to       Assumed                     of amount
                                        Gross        other       from other                   assumed to
                                       amount      companies      companies     Net amount       net
                                       -------     ---------     ----------     ----------    ----------
                                                               (In thousands)

Year ended December 31, 1995:
   Life insurance in force        $ 15,485,831    $ 6,072,710   $ 5,625,751   $ 15,038,872       37.4%
                                    ==========      =========     =========     ==========       =====
   Premiums:
     Health and disability        $  1,419,413    $   495,390   $       779   $    924,802        0.1%
     Life                               55,211         23,368        16,634         48,477       34.3%
                                    ----------      ---------     ---------     ----------       -----
       Total premiums             $  1,474,624    $   518,758   $    17,413   $    973,279        1.8%
                                    ==========      =========     =========     ==========       =====

Year ended December 31, 1996:
   Life insurance in force       $  13,785,741    $   321,528   $ 3,401,690   $ 16,865,903       20.2%
                                    ==========      =========     =========     ==========       =====

   Premiums:
     Health and disability       $   1,537,899    $   499,209   $       563   $  1,039,253        0.1%
     Life                               57,085         21,557        14,353         49,881       28.8%
                                    ----------      ---------     ---------     ----------       -----
       Total premiums            $   1,594,984    $   520,766   $    14,916   $  1,089,134        1.4%
                                    ==========      =========     =========     ==========       =====
Year ended December 31, 1997:
   Life insurance in force       $  17,378,222    $ 1,310,520   $ 2,027,424   $ 18,095,126       11.2%
                                    ==========      =========     =========     ==========       =====

   Premiums:
     Health and disability       $   1,488,652    $    19,726   $       116   $  1,469,042        0.0%
     Life                               44,555          1,901         7,190         49,844       14.4%
                                    ----------      ---------     ---------     ----------       -----
       Total premiums            $   1,533,207    $    21,627   $     7,306   $  1,518,886        0.5%
                                    ==========      =========     =========     ==========       =====


                                                                SCHEDULE V

                           UNITED WISCONSIN SERVICES, INC.

                          VALUATION AND QUALIFYING ACCOUNTS


                                                            Net
                                                          charges
                                           Balance       (credits)    Write-offs        Balance
                                         beginning         to net        against         end of
                                         of period         income      allowance         period
                                        -----------     -----------  ------------       --------
                                                     (In thousands)
Year ended December 31, 1995:
   Allowance for possible losses on:
     Premium receivables                   $  354         $  (94)       $    -           $  260
     Other                                    -               (3)            17              14
                                           ------         ------        -------          ------
       Total allowance                     $  354         $  (97)       $    17          $  274
                                           ======         ======        =======          ======

Year ended December 31, 1996:
   Allowance for possible losses on:
     Premium receivables                   $  260         $  (28)       $    -           $  232
     Other                                     14             50           (12)              52
                                           ------         ------        -------          ------
       Total allowance                     $  274         $   22        $  (12)          $  284
                                           ======         ======        =======          ======

Year ended December 31, 1997:
   Allowance for possible losses on:
     Premium receivables                   $  232         $   77        $    -           $  309
     Other                                     52             (5)            38              85
                                           ------         ------        -------          ------
       Total allowance                     $  284         $   72        $    38          $  394
                                           ======         ======        =======          ======

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        UNITED WISCONSIN SERVICES, INC.

                                        By: /s/ Thomas R. Hefty
                                               _____________________________
                                               Thomas R. Hefty, President and
                                               Chief Executive Officer

                                        Date:  March 27, 1998

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                    Title                           Date
      ---------                    -----                           ----
 /s/ Thomas R. Hefty          Chairman, President and Chief     March 27, 1998
     ---------------          Executive Officer (Principal
     Thomas R. Hefty          Executive Officer) and Director

 /s/ C. Edward Mordy          Vice President and Chief          March 27, 1998
     ---------------          Financial Officer
     C. Edward Mordy          (Principal Financial and
                              Accounting Officer)

 /s/ Richard A. Abdoo         Director                          March 27, 1998
     ----------------
     Richard A. Abdoo

 /s/ Michael D. Dunham        Director                          March 27, 1998
     -----------------
     Michael D. Dunham

 /s/ James L. Forbes          Director                          March 27, 1998
     ---------------
     James L. Forbes

 /s/ James C. Hickman         Director                          March 27, 1998
     ----------------
     James C. Hickman

 /s/ William R. Johnson       Director                          March 27, 1998
     ------------------
     William R. Johnson

 /s/ Eugene A. Menden         Director                          March 27, 1998
     ----------------
     Eugene A. Menden

 /s/ William C. Rupp          Director                          March 27, 1998
     ---------------
     William C. Rupp

 /s/ Carol N. Skornicka       Director                          March 27, 1998
     ------------------
     Carol N. Skornicka

                            UNITED WISCONSIN SERVICES, INC.
                                   INDEX TO EXHIBITS

 EXHIBIT
 NUMBER     DOCUMENT DESCRIPTION
 -------    --------------------
 3.1 (a)    Restated and Amended Articles of Incorporation of Registrant, dated
            July 31, 1991(1).  As amended by Articles of Amendment dated
            December 11, 1991.  As subsequently amended by Articles of
            Amendment dated August 26, 1992.

 3.1 (b)    Restated and Amended Bylaws of Registrant dated May 28, 1997.

 4.1        Specimen Common Stock Certificate (5).

 4.2        Form of Indenture between Registrant and Firstar Trust Company (3).

 4.3 Form of Subordinated Note issued pursuant to the above-referenced Indenture (3).

 4.4        Registrant's Dividend Reinvestment and Direct Stock Purchase Plan
            (15).

 10.1 Employment Contract between American Medical Security Holdings, Inc. and Wallace J. Hilliard (10).

 10.2 Employment Contract between American Medical Security Holdings, Inc. and Ronald A. Weyers (10).

 10.3 Joint Venture and Shareholders Agreement among Aon Corporation (subsequently assigned to Aon Captive Management, Inc.), BCBSUW (subsequently assigned to the Registrant) and United Heartland, Inc. (1). As amended by Amendment dated October 1, 1991 (3). As subsequently amended by Amendment dated December 31, 1994 (7).

 10.4 Underwriting Management Agreement between United Heartland, Inc. and Virginia Surety Company, Inc. (1).

 10.5 Agreement for Electronic Data Processing Services between BCBSUW and EDS Federal Corporation (as amended) (1). As amended by Settlement Agreement and Amendment No. 5, dated October 19, 1992
            (3).

 10.6 Consolidated Federal Income Tax Agreement among BCBSUW, UWIC, the Registrant, United Wisconsin Proservices, Inc., Leasing Unlimited, Inc., UWLIC, Compcare Health Services Insurance Corporation ("Compcare"), ProHealth, Inc. and Take Control, Inc. (1). As amended by Amendment dated August 6, 1993 (4). As subsequently amended by Amendment dated May 9, 1994 (7).

 10.7 Comprehensive Tax Allocation Agreement dated July 1, 1994 among BCBSUW, the Registrant and various subsidiaries thereof (7).

 10.8 Federal Income Tax Allocation Agreement among BCBSUW, the Registrant, UWIC, UWLIC, United Wisconsin Proservices, Inc., Compcare, Take Control, Inc., Meridian Resource Corporation, Valley Health Plan, Inc. and United Wisconsin Capital Corporation for the period commencing January 1, 1993 (4). As amended by Amendment dated May 9, 1994 (7).

 10.9       Executive Reimbursement Group Insurance Policy (1).*

 EXHIBIT
 NUMBER     DOCUMENT DESCRIPTION
 -------    --------------------
 10.10      1992 Stock Appreciation Rights Plan, as amended February 15, 1995.*

 10.11 Purchase and Sale Agreement of Midelfort Health Plan, Inc. between Registrant and Midelfort Clinic, Ltd. (2).

 10.12 Amended and Restated Joint Venture Agreement among BCBSUW, Registrant, Midelfort Health Plan, Inc. and Midelfort Clinic, Ltd.
            (10).

 10.13 Intercompany Service Agreement between BCBSUW and Registrant and UWIC, effective January 1, 1998.

 10.14 Intercompany Service Agreement among BCBSUW, Registrant and UHI, effective January 1, 1998.

 10.15 Intercompany Service Agreement among BCBSUW, Registrant and MMC, effective January 1, 1998.

 10.16 Intercompany Service Agreement among BCBSUW, Registrant and UWIC, effective January 1, 1998.

 10.17 Intercompany Service Agreement among BCBSUW, Registrant, MMC, Compcare and Compcare Pharmacy, effective January 1, 1998.

 10.18 Intercompany Service Agreement among BCBSUW, Registrant, MMC, Compcare and Compcare RxCel, effective January 1, 1998.

 10.19 Intercompany Service Agreement among BCBSUW, Registrant, MMC and Compcare, effective January 1, 1998.

 10.20 Intercompany Service Agreement among BCBSUW, Registrant, Meridian Corp and Meridian IRS, effective January 1, 1998.

 10.21 Intercompany Service Agreement among BCBSUW, Registrant, Meridian Corp and Meridian Consulting, effective January 1, 1998.

 10.22 Intercompany Service Agreement among BCBSUW, Registrant, Meridian Corp and Meridian Audit, effective January 1, 1998.

 10.23 Intercompany Service Agreement among BCBSUW, Registrant and Proservices, effective January 1, 1998.

 10.24 Service Agreement between BCBSUW and Valley Health Plan, Inc., effective January 1, 1993 (6).

 10.25 Service Agreement between the Registrant and Community Health Systems, LLC dated November 1, 1994 (5).

 10.26 Amended and Restated Joint Venture Agreement among BCBSUW, the Registrant, UHC, U-Care, HPI and HPW dated October 31, 1994 (5).

 10.27 Service Agreement between the Registrant and HPI dated November 1, 1994 (5).

 EXHIBIT
 NUMBER     DOCUMENT DESCRIPTION
 -------    --------------------

 10.28 License Agreement between the Registrant and U-Care dated November 1, 1994 (5).

 10.29 Joint Venture Agreement among Registrant, BCBSUW, Compcare and Northwoods Health Care, LLC (9).

 10.30 Employment Agreement between the Company and Samuel V. Miller dated October 30, 1995 (2).*

 10.31 Amendment to Purchase and Sale Agreement between the Registrant and Midelfort (13).

 10.32 Amendment to Joint Venture Agreement among Registrant, BCBSUW, Compcare and Northwoods Health Care, LLC.

 10.33 Information System Services Agreement among Blue Cross Blue Shield of South Carolina and Blue Cross & Blue Shield United of Wisconsin, effective date August 23, 1996. As amended by Amendment No.1 dated effective January 1, 1997.

 10.34 Supplemental Compensation Agreement (a portion of the exhibit has been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission. The omitted portion has been filed separately with the Commission) (13).

 10.35 License Agreement between Registrant and Electronic Data Systems Corporation, dated March 7, 1997. As amended by the First Amendment dated July 16, 1997.

 10.36      1997 Management Incentive Plan (10).

 10.37 Registrant's Equity Incentive Plan (3). As amended as of August 15, 1996 (14). As subsequently amended as of September 1, 1997.*

 10.38      1995 Director Stock Option Plan (8).*

 10.39      Registrant's Deferred Compensation Plan for Directors (11).

 10.40 UWSI/BCBSUW 401(k) Plan (as amended and restated effective January 1, 1997 (12).

 10.41 UWSI/BCBSUW Union Employees 401 (k) Plan (as amended and restated effective January 1, 1997) (12).

 10.42      UWSI/Unity Health Plans Insurance Corp. 1997 Profit Sharing Plan.

 10.43      Registrant's and BCBSUW's 1997 Profit Sharing Plan.

 10.44      BCBSUW/UWS Long Term Incentive Plan (1997-1999).

 10.45      BCBSUW/UWS Long Term Incentive Plan (1996-1998) (10).

 10.46      BCBSUW/UWS Long Term Incentive Plan (1995-1997) (2).

 10.47      UWSI Voluntary Deferred Compensation Plan.

 10.48      UWSI Deferred Compensation Trust.

 EXHIBIT
 NUMBER     DOCUMENT DESCRIPTION
 -------    --------------------

 10.49 UWSI/BCBSUW Hourly Pension Plan (As Amended and Restated Effective January 1, 1997).

 10.50 UWSI/BCBSUW Salaried Pension Plan (As Amended and Restated Effective January 1, 1997).

 10.51 UWSI/BCBSUW Supplemental Executive Retirement Plan, as Amended and Restated Effective January 1, 1997.

 11 Statement regarding computation of per share earnings. (See Note 1 of Notes to Consolidated Financial Statements).

 21         Subsidiaries of the Registrant.

 27         Financial Data Schedule.

-----------------
 (1) Incorporated by reference to exhibits filed with Registrant's Form S-1 Registration Statement declared effective on October 24, 1991 (Registration Number 33-42571).

 (2) Incorporated by reference to exhibits filed with Registrant's Form 10-K for the year ended December 31, 1995.

 (3) Incorporated by reference to exhibits filed with Registrant's Form S-1 Registration Statement declared effective on July 13, 1993 (Registration Number 33-59798).

 (4) Incorporated by reference to exhibits filed with Registrant's Form 10-Q for the period ended September 30, 1993.

 (5) Incorporated by reference to exhibits filed with the Registrant's Form 10-Q for the period ended September 30, 1994.

 (6) Incorporated by reference to exhibits filed with the Registrant's Form S-1 Registration Statement declared effective on June 30, 1994 (Registration Number 33-76768).

 (7) Incorporated by reference to exhibits filed with the Registrant's Form 10-K for the year ended December 31, 1994.

 (8) Incorporated by reference to exhibits filed with the Registrant's Form 10-Q for the period ended June 30, 1995.

 (9) Incorporated by reference to exhibits filed with the Registrant's Form 10-Q for the quarter ended June 30, 1996.

 (10) Incorporated by reference to exhibits filed with the Registrant's Form 10-K for the year ended December 31, 1996.

 (11) Incorporated by reference to exhibits filed with the Registrant's From 10-Q for the quarter ended March 31, 1997.

 (12) Incorporated by reference to exhibits filed with the Registrant's Form 10-Q for the quarter ended June 30, 1997.

Exhibit
Number      Document Description
-------     --------------------
 (13)       Incorporated by reference to exhibits filed with the Registrant's
            Form 10-Q for the quarter ended September 30, 1997.

 (14) Incorporated by reference to exhibits filed with The Registrant's Form S-8 Registration Statement filed with the Securities and Exchange Commission on February 14, 1997 (Registration Numbers 333-21857).

 (15) Incorporated by reference to exhibits filed with The Registrant's Form S-3 Registration Statement filed with the Securities and Exchange Commission on June 16, 1997 (Registration Numbers 333-29425).

*  Indicates Compensatory Agreement.