Form 10-Q
period 1998-03-31
UNITED WISCONSIN SERVICES INC /WI
filed 1998-05-15
CIK 878897

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549


                                      FORM 10-Q


                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934


                        For the quarter ended March 31, 1998


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


     YES _X_    NO ___


    Number of shares of Common Stock outstanding as of April 30, 1998 was 16,544,121.

  PART I.  FINANCIAL INFORMATION
  Item 1.   Financial Statements


                         UNITED WISCONSIN SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                  March 31,      December 31,
  ASSETS                                            1998            1997
                                                  ---------      ------------
                                                         (In thousands)
  Current assets:
    Cash and cash equivalents                     $  47,081         $  62,324
    Investments - available for sale                442,360           419,417
    Due from affiliates                               1,205             5,510
    Other receivables                                65,860            66,306
    Prepaid and other current assets                 18,111            19,441
                                                  ---------         ---------
  Total current assets                              574,617           572,998

  Investments - held to maturity                     11,768            11,697
  Property and equipment, net                        44,231            44,147
  Goodwill and other intangibles, net               142,092           142,801
  Other noncurrent assets                            26,450            24,019
                                                  ---------         ---------
  Total assets                                    $ 799,158         $ 795,662
                                                  ---------         ---------
                                                  ---------         ---------

           See Notes to Interim Consolidated Financial Statements

                           UNITED WISCONSIN SERVICES, INC.
                             CONSOLIDATED BALANCE SHEETS
                                     (Unaudited)


                                                                       March 31,     December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                                     1998            1997
                                                                       ---------     ------------
                                                                             (In thousands)
Current liabilities:
  Medical and other benefits payable                                    $175,297       $187,053
  Advance premiums                                                        51,102         44,045
  Due to affiliates                                                        4,797          3,345
  Payables and accrued expenses                                           43,440         49,856
  Other current liabilities                                               32,052         23,862
                                                                        --------       --------
Total current liabilities                                                306,688        308,161

Long-term debt:
  Affiliates                                                              70,000         70,000
  Other                                                                   53,078         53,378
Other noncurrent liabilities                                              37,593         37,746
                                                                        --------       --------
Total liabilities                                                        467,359        469,285

Redeemable preferred stock -
  Series A adjustable rate nonconvertible, $1,000
    stated value, 25,000 shares authorized                                     -              -

Shareholder's equity:
  Preferred stock (no par value, 475,000 shares authorized)                    -              -
  Common stock (no par value, $1 stated value,
    50,000,000 shares authorized, 16,544,047 and
    16,509,578 shares issued and outstanding at
    March 31, 1998 and December 31, 1997, respectively)                   16,544         16,510
  Paid-in capital                                                        187,627        186,768
  Retained earnings                                                      121,740        117,331
  Unrealized gains on investments                                          5,888          5,768
                                                                        --------       --------
Total shareholders' equity                                               331,799        326,377
                                                                        --------       --------
Total liabilities and shareholders' equity                              $799,158       $795,662
                                                                        --------       --------
                                                                        --------       --------

           See Notes to Interim Consolidated Financial Statements

                         UNITED WISCONSIN SERVICES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)


                                                                  Three months ended
                                                                       March 31,
                                                                   1998        1997
                                                                 ---------   ---------
                                                       (In thousands, except per share data)

Revenues:
    Health services revenues:
        Premium revenue                                           $383,011    $388,608
        Other revenue                                               11,920      13,945
    Investment results                                               9,971       9,845
                                                                  --------    --------
Total revenues                                                     404,902     412,398

Expenses:
    Medical and other benefits                                     305,423     310,170
    Selling, general and administrative expenses                    83,064      90,695
    Profit sharing on joint ventures                                 1,124         845
    Interest expense                                                 2,303       2,217
    Amortization of goodwill and other intangibles                   2,347       2,441
                                                                  --------    --------
Total expenses                                                     394,261     406,368
                                                                  --------    --------

Income before income tax expense                                    10,641       6,030
Income tax expense                                                   4,250       2,660
                                                                  --------    --------
Net income                                                        $  6,391    $  3,370
                                                                  --------    --------
                                                                  --------    --------

Earnings per common share:
    Basic                                                         $   0.39    $   0.21
    Diluted                                                           0.38        0.21

           See Notes to Interim Consolidated Financial Statements

                        UNITED WISCONSIN SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                                               Three months ended
                                                                                    March 31,
                                                                              1998              1997
                                                                           ---------         ---------
                                                                                 (In thousands)
Operating activities:
    Net income                                                             $   6,391      $   3,370
    Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
            Depreciation and amortization                                      4,780          5,764
            Realized investment gains                                         (2,271)        (2,409)
            Deferred income tax benefit                                         (132)        (1,032)
            Changes in other operating accounts:
                Other receivables                                                222         (5,348)
                Medical and other benefits payable                           (11,336)       (13,761)
                Advance premiums                                               7,057          1,245
                Due to/from affiliates                                         5,757          3,828
                Other - net                                                   (3,868)        (5,290)
                                                                           ---------      ---------
                    Net cash provided by (used in) operating activities        6,600        (13,633)

Investing activities:
    Purchases of available for sale investments                             (133,357)      (145,873)
    Proceeds from sale of available for sale investments                     112,156        149,443
    Proceeds from maturity of available for sale investments                     900          2,035
    Purchases of held to maturity investments                                   (348)        (1,139)
    Proceeds from maturity of held to maturity investments                       195          1,005
                                                                           ---------      ---------
                    Net cash provided by (used in) investing activities      (20,454)         5,471

Financing activities:
    Cash dividends paid                                                       (1,982)        (1,969)
    Issuance of common stock                                                     893           (236)
    Repayment of debt                                                           (300)          (300)
    Net borrowings under line of credit agreement                                  -         (1,200)
                                                                           ---------      ---------
                    Net cash used in financing activities                     (1,389)        (3,705)

Cash and cash equivalents:
    Decrease during period                                                   (15,243)       (11,867)
    Balance at beginning of year                                              62,324         51,146
                                                                           ---------      ---------

    Balance at end of period                                               $  47,081      $  39,279
                                                                           ---------      ---------
                                                                           ---------      ---------

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

     The unaudited financial statements include all adjustments and accruals consisting only of normal recurring accrual adjustments which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods. The results of operations for any interim period are not necessarily indicative of results for the full year. The unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1997, incorporated by reference or included in the Company's Form 10-K, as filed with the Securities and Exchange Commission.

     EARNINGS PER COMMON SHARE - Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding, adjusted for the effect of dilutive securities for employee stock options. Weighted average common shares outstanding were 16,515,874 and 16,337,616 and the effect of dilutive securities were 245,946 and 87,617 for the three months ended March 31, 1998 and 1997, respectively.

     COMPREHENSIVE INCOME - As of January 1 1998, the Company adopted Statement 130, REPORTING COMPREHENSIVE INCOME. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency transactions adjustments, which prior to adoption were reported separately in shareholders' equity to be included in other comprehensive income.
     Prior year financial statements have been reclassified to conform to the requirements of Statement 130. During the first quarter of 1998 and 1997, total comprehensive income(loss) amounted to $6,511,000 and $(3,208,000), respectively.

     RECLASSIFICATIONS - Certain reclassifications have been made to the consolidated financial statements for 1997 to conform with the 1998 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    United Wisconsin Services, Inc. (the Company) is a leading provider of managed health care services and employee benefit products. The Company's three primary product lines are (i) Health Maintenance Organization (HMO) products, including Compcare Health Services Insurance Corporation (Compcare), Valley Health Plan, Inc. (Valley), Unity Health Plans Insurance Corporation (Unity) and certain point-of-service (POS) and other related products managed by Compcare, Valley and Unity; (ii) small group managed care and life products sold through American Medical Security Group, Inc. (AMSG), and American Medical Security Holdings, Inc. (AMS), which owns United Wisconsin Life Insurance Company (UWLIC), and (iii) specialty managed care products and services, including dental, life, disability and workers' compensation products, managed care consulting, electronic claim submission, pharmaceutical management and managed behavioral health services. Operating results and statistics for these product groups are presented below for the periods noted.

SUMMARY OF OPERATING RESULTS AND STATISTICS

                                                                 March 31,
                                                                 ---------
Membership at end of period:                                1998           1997
                                                         ---------      ---------
    HMO products                                           294,145        279,096
    AMS medical products                                   580,928        741,530
                                                        ----------      ---------
        Total medical products                             875,073      1,020,626

    AMS life products                                      238,824        354,894

    Specialty managed care products and services         1,365,072      1,229,600

                                                           Three months ended
                                                                March 31,
                                                                ---------
                                                           1998           1997
                                                         ---------      ---------
Health services revenues (as a percentage of the total):
     HMO products                                           32.1%          28.8%
     AMS  products                                          60.7           64.7
     Specialty  managed  care  products  and                 8.2            7.6
        services
     Intercompany eliminations                              (1.0)          (1.1)
                                                           -----          -----
                  Total                                    100.0%         100.0%
                                                           -----          -----
                                                           -----          -----

                                                                Three months ended
                                                                     March 31,
                                                                     ---------
                                                                1998           1997
                                                             ---------      ---------
Operating statistics:
  HMO products:
    Medical loss ratio (1)                                      88.4%         88.2%
    Selling, general and administrative expense ratio (2)        9.0           9.7

  AMS products
    Medical:
      Medical loss ratio (1)                                    79.0          79.0
      Selling, general and administrative expense ratio (2)     21.5          22.6
    Life:
      Loss ratio (1)                                            32.8          31.1
      Selling, general and administrative expense ratio (2)     29.3          29.7

  Specialty managed care products and services:
      Loss ratio (1)                                            71.1          73.1

  Consolidated:
      Loss ratio (1)                                            79.7          79.8
      Net income margin (3)                                      1.6           0.8

(1)   Medical and other benefits as a percentage of premium revenue.
(2) Selling, general and administrative expenses as a percentage of premium revenue.
(3)   Net income as a percentage of total revenues.

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

RESULTS OF OPERATIONS

TOTAL REVENUES

     Total revenues for the three months ended March 31, 1998 decreased 1.8% to $404.9 million from $412.4 million for the three months ended March 31, 1997. These decreases were due primarily to decreased membership as a result of AMS's effort to improve certain product line's profitability.

     HEALTH SERVICES REVENUES -- HMO health services revenues for the three months ended March 31, 1998 increased 9.4% to $126.6 million from $115.7 million for the three months ended March 31, 1997. Average HMO medical premium per member for the three months ended March 31, 1998 increased 3.5% from the same period in the prior year. The average number of HMO medical members for the three months ended March 31, 1998 increased 5.8% to 293,149 from 277,066 for the three months ended March 31, 1997.

     Health services revenues for AMS products for the three months ended March 31, 1998 decreased 7.9% to $239.7 million from $260.3 million for the three months ended March 31, 1997. While average medical premium per member increased 19.6% for the three months ended March 31, 1998 compared to the three months ended March 31, 1997, the average number of small group medical members outstanding decreased 23.0% for the three months ended March 31, 1998 to 602,329 from 782,122 for the three months ended March 31, 1997. Much of this membership decline was the result of AMS's efforts to return this block of business to profitability. These steps included: (i) exiting certain unprofitable markets in Texas and Kentucky, (ii) canceling one life dental business, and (iii) implementing substantial rate increases for certain product lines which resulted in membership losses but improved profitability on renewed business. AMS continued to pursue initiatives to reverse this membership decline, including new agency sales relationships, expansion into new geographic areas, acquisitions of blocks of business, and introduction of new products.

     Health services revenues for specialty managed care products and services for the three months ended March 31, 1998 increased 6.6% to $32.5 million from $30.5 million for the three months ended March 31, 1997. This increase was due primarily to an increase in general membership.

     INVESTMENT RESULTS -- Investment results include investment income and realized gains (losses) on investments. Investment results for the three months ended March 31, 1998 increased 1.3% to $10.0 million from $9.8 million for the three months ended March 31, 1997. Average annual investment yields, excluding net realized gains, remained constant at 5.9% for the three months ended March 31, 1998 and 1997. Investment gains are realized in the normal investment process in response to market opportunities. Average invested assets for the three months ended March 31, 1998 decreased 1.8% to $495.8 million from $505.1 million for the three months ended March 31, 1997. The decrease in average invested assets is due primarily to the decrease in medical and other benefits payable resulting from the membership decline for AMS products over the past year.

EXPENSE RATIOS

     LOSS RATIO - The consolidated loss ratio represents the ratio of medical and other benefits to premium revenue for the Company on a consolidated basis, and is therefore a blended ratio for medical, life, dental, disability and other product lines. The consolidated loss ratio was 79.7% for the first quarter of 1998 compared with 79.8% for the first quarter of 1997. The consolidated loss ratio is influenced by the component loss ratio for each of the Company's primary product lines, as discussed below.

     The medical loss ratio for HMO products for the three months ended March 31, 1998 was 88.4%, compared with 88.2% for the three months ended March 31, 1997. The increase in the medical loss ratio in 1998 for HMO products is due primarily to higher loss experience in the southeastern Wisconsin HMO market, due in part to certain high-cost claims, an increase in the drug cost component and an increase in outpatient utilization.

     The medical loss ratio for AMS products for the three months ended March 31, 1998 remained constant with the three months ended March 31, 1997 at 79.0%. AMS continues to reprice its products and eliminate unprofitable business.

     The loss ratio for specialty managed care products and services for the three months ended March 31, 1998 was 71.1%, compared with 73.1% for the three months ended March 31, 1997. The decrease is primarily attributable to improved results in the United Heartland worker's compensation block of business.

     SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE RATIO -- The selling, general and administrative (SGA) expense ratio includes commissions, administrative expenses, and premium taxes and other assessments. The SGA expense ratio for HMO products for the first quarter of 1998 was 9.0%, compared with 9.7% for the first quarter of 1997. The decrease was due to improved management efficiencies at each of the Company's HMOs, as well as a decline in assessments related to Wisconsin's Health Insurance Risk Sharing Plan.

     The SGA expense ratio for AMS medical products for the three months ended March 31, 1998 was 21.5%, compared with 22.6% for the three months ended March 31 ,1997. The SGA expense ratio for AMS life products for the first quarter of 1998 was 29.3%, compared with 29.7% for the same period in the prior year. AMS products are sold exclusively through independent agents who are compensated through commissions. Over time, renewal business has gradually represented a larger proportion of the total AMS medical and life business. Since renewal commissions are typically lower than commissions on new sales, this has contributed to the decrease in the expense ratios. AMS continues to focus on efforts to improve operating efficiency through process re-engineering and to align staff commensurate with gross premium revenue.

     SGA expenses related to specialty managed care products and services increased 3.6% for the three months ended March 31, 1998 to $14.9 million from $14.4 million for the same period in the prior year. Increases in SGA expenses are tied to health services revenues which increased 6.6% for the three months ended March 31, 1998 over the same period in 1997.

OTHER EXPENSES

     Profit sharing on joint ventures was $1.1 million for the three months ended March 31, 1998, compared with $0.8 million for the three months ended March 31, 1997. These balances represent profit sharing expenses related to the Unity and Valley joint ventures.

     Interest expense increased to $2.3 million for the three months ended March 31, 1998 from $2.2 million for the same period in the prior year. Amortization of goodwill and other intangibles totaled $2.3 million for the first quarter of 1998, compared with $2.4 million of amortization expense for the first quarter of 1997.

NET INCOME

     Consolidated net income for the three months ended March 31, 1998 increased 89.6% to $6.4 million or $0.39 per share from $3.4 million or $0.21 per share for the three months ended March 31, 1997.

     The Company's effective tax rate was 39.9% for the three months ended March 31, 1998 compared with 44.1% for the three months ended March 31, 1997. Excluding the impact of non-deductible goodwill related to the AMS merger and other acquisitions, the Company's effective tax rate was 37.6% for the three months ended March 31, 1998, compared with 39.6% for the three months ended March 31, 1997. The Company's effective tax rate fluctuates based upon the relative profitability of the Company's three product lines and the differing effective tax rates for each of those product lines. The lower effective tax rate in 1998 was due primarily to a higher proportion of the Company's income being generated by AMS, which records a lower effective tax rate than the Company's other subsidiaries.

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

     Historically, the Company has generated positive cash flow from operations. For the three months ended March 31, 1998, net cash provided by or used in operating activities amounted to a provision of $6.6 million, compared with $14.8 million used for the three months ended March 31, 1997. The increase in cash flow from operations in 1998 was due primarily to an increase in earnings and an increase in Compcare and Unity's advanced premiums. Due to periodic cash flow requirements of certain subsidiaries, the Company made borrowings under its bank line of credit ranging up to $10.0 million during the first three months of 1998 and $7.0 million during the first three months of 1997 to meet short-term cash needs.

     The Company's investment portfolio consists primarily of investment grade bonds and has a limited exposure to equity securities. At March 31, 1998, $393.6 million or 86.7% of the Company's total investment portfolio was invested in bonds. At December 31, 1997, $398.6 million or 92.5% of the Company's total investment portfolio was invested in bonds. The bond portfolio had an average quality rating of Aa3 at both March 31, 1998 and December 31, 1997 by Moody's Investor Service, and the majority of the bond portfolio was classified as available for sale. In accordance with Statement of Financial Accounting Standards No. 115, bonds classified as available for sale are recorded on the Company's balance sheet at market value. The market value of the total investment portfolio, which includes stocks and bonds, exceeded amortized cost by $9.4 million and $8.8 million at March 31, 1998 and December 31, 1997, respectively. Unrealized holding gains and losses on bonds classified as available for sale are included as a component of shareholders' equity, net of applicable deferred taxes. The Company has no investments in mortgage loans, non-publicly traded securities (except for principal only strips of U. S. Government securities), real estate held for investment or financial derivatives.

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

     In addition to internally generated funds and periodic borrowings on its bank line of credit, the Company believes that additional financing to facilitate long-term growth could be obtained through equity offerings, debt offerings, financings from Blue Cross & Blue Shield United of Wisconsin or bank borrowings, as market conditions may permit or dictate.

FORWARD LOOKING STATEMENTS

This report contains certain forward looking statements with respect to the financial condition, results of operation and business of the Company. Such forward looking statements are subject to inherent risks and uncertainties that may cause actual results to differ materially from those contemplated by such forward looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among others, rising health care costs, business conditions and competition in the managed care industry, developments in health care reform and other regulatory issues.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          None

ITEM 2.   CHANGES IN SECURITIES

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5.   OTHER INFORMATION

          On April 22, 1998, the Company announced its intention to separate its American Medical Security small group products business from its HMO and specialty products business through a spin off. The Company has filed a private letter ruling request with the Internal Revenue Service seeking a ruling that the distribution will be tax free to the Company and its shareholders. The Company expects to complete the spin off during the third quarter of 1998.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               3 Restated and Amended Bylaws of United Wisconsin Services, Inc. dated February 25, 1998.

               10.1 Employment and Noncompetition Agreement between United Wisconsin Services, Inc., American Medical Security Holdings, Inc., and Samuel V. Miller.

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



DATE:   5/14/98
      -----------

                                 UNITED WISCONSIN SERVICES, INC.




                                        /s/ C. Edward Mordy
                                 ------------------------------------------
                                          C. Edward Mordy
                                 Vice President and Chief Financial Officer
                                      (Principal Financial Officer and
                                          Chief Accounting Officer)

                          UNITED WISCONSIN SERVICES, INC.
                                 INDEX TO EXHIBITS


                                                                    Sequential
Exhibit                                                                Page
Number               Document Description                             Number
-------              --------------------                           ----------
3        Restated and Amended Bylaws of United Wisconsin                15
         Services, Inc. dated February 25, 1998.

10.1     Employment and Noncompetition Agreement between                46
         United Wisconsin Services, Inc., American Medical
         Security Holdings.  Inc., and Samuel V. Miller.

11 Statement regarding computation of per share earnings. (See Note 1 of Notes to Interim
         Consolidated Financial Statements).