Form 10-Q
period 1998-06-30
UNITED WISCONSIN SERVICES INC /WI
filed 1998-08-14
CIK 878897

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                       FOR THE PERIOD ENDED JUNE 30, 1998


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

                                 (414) 226-6900
              (Registrant's telephone number, including area code)

Indicate by check mark whether registrant (1) has filed all documents and reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common stock outstanding as of July 31, 1998 was 16,569,578.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                        UNITED WISCONSIN SERVICES, INC.
                          CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)

                                                    June 30,         December 31,
                                                      1998              1997
                                                 --------------      -------------
                                                 (000's omitted, except share data)
ASSETS

Current Assets:

  Cash and cash equivalents                         $  7,078            $ 45,291
  Investments--available for sale                    294,192             267,764
  Due from affiliates                                  1,620               6,024
  Other receivables                                   10,921              12,863
  Prepaid and other current assets                     8,145               8,701
                                                    --------            --------
       Total Current Assets                          321,956             340,643

Investments--held to maturity                          3,928               3,804
Property and equipment, net                           36,839              37,169
Goodwill and other intangible assets, net            134,557             137,797
Other noncurrent assets                                4,726               7,539

Net assets of discontinued operations                126,194             123,616
                                                    --------            --------
Total Assets                                        $628,200            $650,568
                                                    --------            --------
                                                    --------            --------

           See Notes to Interim Consolidated Financial Statements.

                           UNITED WISCONSIN SERVICES, INC.
                             CONSOLIDATED BALANCE SHEETS

                                    (Unaudited)

                                                    June 30,         December 31,
                                                      1998              1997
                                                 --------------      -------------
                                                 (000's omitted, except share data)

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

    Medical and other benefits payable              $102,422            $126,329
    Advance premiums                                  20,038              19,986
    Due to affiliates                                    777               1,548
    Payables and accrued expenses                     20,401              28,932
    Other current liabilities                         24,305              15,389
                                                    --------            --------
              Total Current Liabilities              167,943             192,184

Long-term Debt:
    Affiliates                                        70,000              70,000
    Other                                             53,132              53,378
Other noncurrent liabilities                           7,956               8,629
                                                    --------            --------
              Total Liabilities                      299,031             324,191

Redeemable preferred stock--Series A adjustable
  rate nonconvertible, $1,000 stated value,
  25,000 shares authorized                               -                   -

Shareholders' Equity:
    Preferred stock (no par value, 475,000 shares
      authorized)                                        -                   -
    Common stock (no par value, $1 stated value,
      50,000,000 shares authorized, 16,569,536 and
      16,509,578 issued and outstanding at June 30,
      1998 and December 31, 1997, respectively)       16,570              16,510
    Paid-in capital                                  188,428             186,768
    Retained earnings                                121,021             117,331
    Unrealized gains on available for sale
      securities                                       3,150               5,768
                                                    --------            --------
              Total Shareholders' Equity             329,169             326,377
                                                    --------            --------
Total Liabilities and Shareholders' Equity          $628,200            $650,568
                                                    --------            --------
                                                    --------            --------

           See Notes to Interim Consolidated Financial Statements.

                                UNITED WISCONSIN SERVICES, INC.
                               CONSOLIDATED STATEMENTS OF INCOME

                                      (Unaudited)

                                                                     Three Months Ended                  Six Months Ended
                                                                          June 30,                           June 30,
                                                                --------------------------         ----------------------------
                                                                    1998          1997                 1998            1997
                                                                -----------    ------------         -----------      ----------
                                                                            (000's omitted, except per share data)
Revenues:

    Insurance premiums                                          $   226,956    $    240,722        $   461,915      $   493,915
    Net investment results                                            5,723           5,461             11,804           10,538
    Other revenue                                                     4,675           7,193              9,475           14,378
                                                                -----------    ------------        -----------      -----------
          Total Revenues                                            237,354         253,376            483,194          518,831

Expenses:

    Medical and other benefits                                      174,325         183,279            353,610          378,062
    Selling, general and administrative expenses                     57,693          62,964            116,735          130,311
    Interest expense                                                  2,336           2,409              4,707            4,627
    Amortization of goodwill and intangibles                          2,195           2,023              4,435            4,024
                                                                -----------    ------------        -----------      -----------
          Total Expenses                                            236,549         250,675            479,487          517,024
                                                                -----------    ------------        -----------      -----------

Income From Continuing Operations,
    Before Income Taxes                                                 805           2,701              3,707            1,807

Income Tax Expense                                                      413           1,230              1,764            1,167
                                                                -----------    ------------        -----------      -----------
Income  From Continuing Operations                                      392           1,471              1,943              640

Income From Discontinued Operations:

    Income from discontinued managed care and
           specialty operations, net of tax                           5,822           4,092             10,662            8,293
    Transaction costs associated with spin off, net of tax            4,948           -                  4,948           -
                                                                -----------    ------------        -----------      -----------
Income from discontinued operations, net of tax                         874           4,092              5,714            8,293
                                                                -----------    ------------        -----------      -----------
Net Income                                                      $     1,266     $     5,563         $    7,657      $     8,933
                                                                -----------    ------------        -----------      -----------
                                                                -----------    ------------        -----------      -----------


Earnings Per Common Share - Basic

    Income from continuing operations                           $      0.03     $      0.09        $      0.12      $      0.04
    Income from discontinued operations                                0.05            0.25               0.34             0.51
                                                                -----------    ------------        -----------      -----------
Net Income Per Common Share                                     $      0.08     $      0.34        $      0.46      $      0.55
                                                                -----------    ------------        -----------      -----------
                                                                -----------    ------------        -----------      -----------

Earnings Per Common Share - Diluted

    Income from continuing operations                           $      0.03     $      0.09        $      0.12      $      0.04
    Income from discontinued operations                                0.05            0.25               0.34             0.50
                                                                -----------    ------------        -----------      -----------
Net Income Per Diluted Common Share                             $      0.08     $      0.34        $      0.46      $      0.54
                                                                -----------    ------------        -----------      -----------
                                                                -----------    ------------        -----------      -----------

           See Notes to Interim Consolidated Financial Statements.

                          UNITED WISCONSIN SERVICES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                  Six Months Ended June 30,
                                                                           ---------------------------------------
                                                                               1998                     1997
                                                                           --------------           --------------
                                                                                      (000's omitted)
Operating Activities:

    Income from continuing operations                                      $        1,943           $          640
        Adjustments to reconcile income from continuing operations to net cash used in operating activities:
           Depreciation and amortization                                            7,791                    9,035
           Realized investment (gains) losses                                      (1,481)                     366
           Deferred income tax expense (benefit)                                      185                   (1,611)

           Changes in operating accounts:
                  Other assets                                                      8,619                    3,781
                  Medical and other benefits payable                              (25,622)                 (23,505)
                  Advance premiums                                                   (123)                  (1,185)
                  Payables and accrued expenses                                    (9,169)                   1,592
                  Due to/from affiliates                                             (771)                     669
                  Other liabilities                                                 8,226                  (15,278)
                                                                           --------------           --------------
                         Net Cash Used in Operating Activities                    (10,402)                 (25,496)

Investing Activities:

    Acquisition of subsidiary (net of cash and cash equivalents acquired
         of $2,773)                                                                 2,623                        -
    Purchases of available for sale securities                                   (176,092)                (140,217)
    Proceeds from sale of available for sale securities                           149,648                  138,982
    Purchases of property and equipment                                            (2,075)                  (1,103)
    Proceeds from sale of property and equipment                                        2                    1,116
                                                                           --------------           --------------
                         Net Cash Used in Operating Activities                    (25,894)                  (1,222)

Financing Activities:

    Cash dividends paid                                                            (3,967)                  (3,940)
    Issuance of common stock                                                        1,718                    1,108
    Repayment of debt                                                                (837)                    (600)
                                                                           --------------           --------------
                         Net Cash Used in Financing Activities                     (3,086)                  (3,432)

Net Cash Provided by Discontinued Operations                                        1,169                    6,592
                                                                           --------------           --------------
Cash and Cash Equivalents:
    Net decrease                                                                  (38,213)                 (23,558)
    Balance at beginning of year                                                   45,291                   31,999
                                                                           --------------           --------------
                         Balance at End of Period                          $        7,078           $        8,441
                                                                           --------------           --------------
                                                                           --------------           --------------

           See Notes to Interim Consolidated Financial Statements.

                          UNITED WISCONSIN SERVICES, INC.
                 NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)


                                   June 30, 1998



Note A. Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-and six-month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the United Wisconsin Services, Inc. ("UWS") annual report on Form 10-K for the year ended December 31, 1997.



Note B. Discontinued Operations

On May 27, 1998, the Board of Directors of UWS approved a plan to spin off its managed care companies and specialty business to its shareholders. The spin off is anticipated to be completed during September 1998. Shareholders of UWS, as of the distribution date, will receive one share of common stock of a newly formed company, Newco/UWS, Inc. (Newco), for every share of UWS owned. UWS is in the process of obtaining all necessary regulatory approvals, and has received a ruling from the Internal Revenue Service that the spin off will be tax free to UWS, Newco and UWS shareholders. The operations of Newco, along with direct costs associated with the spin off of $4.9 million, have been reflected in discontinued operations. All prior periods of the interim consolidated financial statements of UWS have been restated to reflect Newco operations as discontinued operations.

On July 31, 1998, in anticipation of the spin off transaction, UWS refinanced its subordinated notes outstanding in the amount of $44.9 million. The subordinated notes, including accrued interest, were replaced with borrowings of $45.2 million against a $70.0 million bank line of credit. The line of credit contains certain covenants which, among other things, restrict the ability to incur additional debt, limit future cash dividends and the transfer of assets and require the maintenance of a minimum tangible net worth. However, the terms of the line of credit agreement permit the distribution of shares of Newco common stock in connection with the spin off.

Discontinued operations include managed care and specialty operations. The operating results of the discontinued operations presented below include pretax expenses of $0.3 million and $0.5 million of selling, general and administrative costs for the three months and the six months ended June 30, 1998, respectively. Similar amounts are included in the 1997 results. These expenses are included below to reflect all the costs of doing business as if Newco was a stand alone company and they are not included in income from discontinued operations in the accompanying UWS consolidated statements of income.

                                                       Three months ended                        Six months ended
                                                            June 30,                                 June 30,
                                               ----------------------------------       -----------------------------------
                                                    1998                1997                 1998                 1997
                                               ---------------    ---------------       ---------------     ---------------
Revenues:
     Health services revenues                  $       157,783    $       144,888       $       312,980     $       287,111
     Investment results                                  5,999              5,902                 9,960              10,672
                                               ---------------    ---------------       ---------------     ---------------
          Total Revenues                               163,782            150,790               322,940             297,783

Expenses:
     Medical and other benefits                        127,641            120,322               253,708             235,763
     Selling, general and administrative                26,828             23,543                50,674              47,203
     Amortization of goodwill and other
         intangibles                                        99                441                   215                 881
     Profit sharing on joint ventures                      289                343                 1,413               1,188
                                               ---------------    ---------------       ---------------     ---------------
          Total Expenses                               154,857            144,649               306,010             285,035
                                               ---------------    ---------------       ---------------     ---------------

Income Before Income Taxes                               8,925              6,141                16,930              12,748

Income Tax Expense                                       3,473              2,252                 6,515               4,861
                                               ---------------    ---------------       ---------------     ---------------
Income from discontinued managed care and
  specialty operations, net of tax             $         5,452    $         3,889       $        10,415     $         7,887
                                               ---------------    ---------------       ---------------     ---------------
                                               ---------------    ---------------       ---------------     ---------------


The net assets of the discontinued managed care and specialty operations are carried in "Net Assets of Discontinued Operations" in the Consolidated Balance Sheets. The major components are provided as follows:

                                              June 30, 1998    December 31, 1997
                                              -------------    -----------------
Current assets                                $    230,090     $       231,056
Current liabilities                               (114,925)           (117,322)
                                              -------------    -----------------
     Net current assets                            115,165             113,734

Property, plant and equipment                        8,086               6,978
Other non-current assets                            29,338              28,222
Non-current liabilities                            (26,395)            (25,318)
                                              -------------    -----------------
     Net non-current assets                         11,029               9,882
                                              -------------    -----------------
Net Assets of Discontinued Operations         $    126,194     $       123,616
                                              -------------    -----------------
                                              -------------    -----------------

Note C. Net Income Per Share

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding, adjusted for the effect of dilutive securities for employee stock options.

The following table provides a reconciliation of the number of weighted average basic and diluted shares outstanding:

                                                  Three months ended June 30,
                                                  ----------------------------
                                                      1998             1997
                                                  -----------       -----------
    Weighted average common shares outstanding     16,546,176        16,422,332
    Potentially dilutive stock options                175,925           207,522
                                                  -----------       -----------
    Weighted average common and potentially
      dilutive shares outstanding                  16,722,101        16,629,854
                                                  -----------       -----------
                                                  -----------       -----------

                                                    Six months ended June 30,
                                                   ----------------------------
                                                      1998             1997
                                                   ----------        ----------
    Weighted average common shares outstanding     16,531,108        16,380,208
    Potentially dilutive stock options                173,671           139,527
                                                  -----------       -----------
    Weighted average common and potentially
      dilutive shares outstanding                  16,704,779        16,519,735
                                                  -----------       -----------
                                                  -----------       -----------

Options to purchase 1,040,931 and 1,142,139 shares during the six months ended June 30, 1998 and 1997, respectively, were not included in the computation of earnings per diluted common share since the options' exercise prices were greater than the average market price of the outstanding common shares.


Note D. Adoption of New Generally Accepted Accounting Principles

Effective January 1, 1998, UWS adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), issued by the Financial Accounting Standards Board (FASB) in June 1997. Comprehensive income is defined therein as all changes in equity during the period except those resulting from shareholder equity contributions and distributions. Comprehensive income from continuing operations totaled $0.5 million and $5.2 million for the three months ended June 30, 1998 and 1997, respectively, and $1.3 million and $0.3 million for the six months ended June 30, 1998 and 1997. Comprehensive income from discontinued operations totaled $(2.0) million and $6.7 million for the three months ended June 30, 1998 and 1997, respectively, and $3.8 million and $8.5 million for the six months ended June 30, 1998 and 1997.

In June 1997, the FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the reporting of operating segment information in both annual financial reports and interim financial reports issued to shareholders. Operating segments are components of an entity for which separate financial information is available and is evaluated regularly by the entity's chief operating management. SFAS 131 is effective for fiscal years beginning after December 15, 1997 and is not required to be adopted in interim financial reports during the first year of adoption. Adoption of this statement is not expected to have a material impact on UWS.


Note E. Reclassifications

Certain reclassifications have been made to the consolidated financial statements for 1997 to conform with the 1998 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                          UNITED WISCONSIN SERVICES, INC.

OVERVIEW


United Wisconsin Services, Inc. ("UWS") is a leading provider of managed health care services and employee benefit products. UWS has three primary product lines: (i) small group managed care and life products sold through American Medical Security Holdings, Inc. ("AMS"); (ii) Health Maintenance Organization ("HMO") products, including Compcare Health Services Insurance Corporation ("Compcare"), Valley Health Plan, Inc. ("Valley"), Unity Health Plans Insurance Corporation ("Unity") and certain point of service ("POS") and other related products managed by Compcare, Valley and Unity, and (iii) specialty managed care products and services, including dental, life, disability and workers' compensation products, managed care consulting, electronic claim submission, pharmaceutical management and managed behavioral health services.

On May 27, 1998, the Board of Directors of UWS approved a formal plan to spin off the managed care products and specialty managed care products and services from the AMS small group products business. The spin off, which involves the creation of a new corporation, is anticipated to be completed during September 1998. Shareholders of UWS, as of the distribution date, will receive one share of common stock of a newly formed company, Newco/UWS, Inc. ("Newco"), for every share of UWS owned. UWS has received a private letter ruling from the Internal Revenue Service that the distribution will be tax-free to UWS, Newco and UWS shareholders.

As a result of the spin off, the revenues and expenses, assets and liabilities, and cash flows of the managed care and specialty segments have been classified as discontinued operations in the interim consolidated financial statements. Accordingly, the discussions of continuing operations that follow reflect the operations of the AMS small group managed care and life products.


RESULTS OF CONTINUING OPERATIONS

TOTAL REVENUES

  Total revenues decreased 6.3% for the three months ended June 30, 1998 to $237.4 million from $253.4 million for the three months ended June 30, 1997. For the six months ended June 30, total revenues decreased 6.9% to $483.2 million in 1998 from $518.8 million in 1997. The decline in revenues is primarily the result of declining insurance premiums from AMS's efforts to eliminate unprofitable business, partially offset by premium rate increases.

     INSURANCE PREMIUMS -- Medical insurance premiums for the three months ended June 30, 1998 decreased 6.1% to $216.0 million from $230.0 million for the three months ended June 30, 1997. Average medical membership decreased by 24.0% for the three months ended June 30, 1998 as compared to the prior year period. Medical insurance premiums for the six months ended June 30, 1998 decreased 7.0% to $439.2 million from $472.3 million for the six months ended June 30, 1997. Average medical membership decreased by 27.3% for the six months ended June 30, 1998 as compared to the prior period. Membership has declined at a faster rate than the decline in premium, which is the result of a significant reduction in the self funded business, which has a lower premium per member than insured business.

     Life insurance premiums for the three months ended June 30, 1998 decreased 19.0% to $6.1 million from $7.6 million for the three months ended June 30, 1997. Average life membership decreased by 29.8% for the three months ended June 30, 1998 as compared to one year prior. Life insurance premiums for the six months ended June 30, 1998 decreased 21.5% to $12.7 million from $16.1 million for the six months ended June 30, 1997. Average life membership decreased by 30.4% for the six months ended June 30, 1998 as compared to the prior year. The life membership decrease is the primary reason for the premium decline.

     Overall medical and life insurance premiums and memberships have declined over the past two years as a result of management's efforts to return to profitability. Actions taken include: 1) exiting certain unprofitable markets in Texas and Kentucky, 2) canceling one-life dental business effective June 1, 1998, and 3) implementing substantial rate increases for certain product lines. Management continues to pursue initiatives to reverse the premium and membership decline, including new agency sales relationships, expansion into new geographic areas, acquisition of blocks of business and introduction of new products. Membership in the core medical business, excluding self-funded business and acquired closed blocks of business, increased from March 31, 1998 to June 30, 1998. This is the first such increase since the first quarter of 1996.

  NET INVESTMENT RESULTS -- Net investment results includes investment income and realized gains or losses on investments. Net investment income for the three months ended June 30, 1998 increased 4.8 % to $5.7 million from $5.5 million for the three months ended June 30, 1997. Net investment income for the six months ended June 30, 1998 increased 12.0% to $11.8 million from $10.5 million for the same period one year ago. Average annual investment yields, excluding realized gains and losses, were 6.8% and 7.2% for the three months ended June 30, 1998 and 1997, respectively. Average annual investment yields, excluding realized gains and losses, was 6.7% for the six months ended June 30, 1998 compared to 6.9% for the same period in the prior year. Excluding realized gains and losses, net investment income declined from the prior periods by 8.4% and 5.2% for the three month period and the six month period, respectively. Average invested assets for the three months ended June 30, 1998 decreased 3.2% to $292.8 million from $302.3 million for the three months ended June 30, 1997. The decrease in average invested assets is due primarily to the decrease in medical and other benefits payable resulting from the membership decline for AMS products over the past year as described above, and a decrease in the inventory of claims pending adjudication.

EXPENSE RATIOS

  LOSS RATIO -- The medical loss ratio for the three months ended June 30, 1998 was 78.8% compared with 78.0% for the three months ended June 30, 1997. The medical loss ratio for the six months ended June 30, 1998 was 78.9% compared with 78.5% for the six months ended June 30, 1997. The increase in the medical loss ratio during 1998 is primarily attributable to a decline in profitability for business written in Florida due to delays in receiving approval of new rates.

      The life loss ratio for the three months ended June 30, 1998 was 20.6% compared to the three months ended June 30, 1997 of 34.8%. The life loss ratio for the six months ended June 30, 1998 was 26.9% compared to the six months ended June 30, 1997 of 32.8%. The life loss ratio decline in 1998 is due to decreased claims activity.

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSE RATIO -- The selling, general and administrative ("SGA") expense ratio for medical products for the three months ended June 30, 1998 was 21.4% compared with 22.5% for the three months ended June 30, 1997. For the six months ended, the SGA ratio for medical products was 21.4% and 22.5% for 1998 and 1997, respectively. The SGA expense ratio for life products for the second quarter of 1998 was 28.9% compared with 30.0% for the same period in the prior year. The SGA expense ratio for life products for the six months ended June 30, 1998 was 29.1% compared to the six months ended June 30, 1997 of 29.9%.

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

OTHER EXPENSES

      Interest expense decreased to $2.3 million for the three months ended June 30, 1998 from $2.4 million for the same period in the prior year. For the six months ended June 30, 1998, interest expense increased to $4.7 million from $4.6 million for the six months ended June 30, 1997. Amortization of goodwill and other intangibles totaled $2.2 million for the second quarter of 1998, compared with $2.0 million of amortization expense for the second quarter of 1997. On a year to date basis, amortization of goodwill and intangibles increased to $4.4 million from $4.0 million for the six months ended June 30, 1997. The increase in amortization expense in 1998 is primarily due to recorded intangibles related to the Pan American small group business acquired in October 1997.

INCOME FROM CONTINUING OPERATIONS

      Income from continuing operations for the three months ended June 30, 1998 decreased 73.4% to $0.4 million or $.03 per share from $1.5 million or $.09 per share for the three months ended June 30, 1997. Income from continuing operations for the six months ended June 30, 1998 increased 45.5% to $1.9 million or $.12 per share from $0.6 million or $.04 per share for the six months ended June 30, 1997. The effective tax rate was 51.3% for the three months ended June 30, 1998 compared with 45.5% for the three months ended June 30, 1997. The effective tax rate for the six months ended June 30, 1998 was 47.6% compared with 64.6% for the six months ended June 30, 1997. The effective tax rate is significantly impacted by the amortization of non-deductible goodwill in relation to pretax income. Excluding the impact of non-deductible goodwill, the effective tax rate was 35.8% for the six months ended June 30, 1998 compared with 41.9% for the same period one year ago.

SUMMARY OF OPERATING RESULTS AND STATISTICS - CONTINUING OPERATIONS

Operating results and statistics for the AMS products are presented below for the periods indicated:

                                                            June 30,
                                                     ----------------------
                                                      1998            1997
                                                     -------        -------
 Membership at end of period:
      Medical                                        577,520        666,584
      Dental                                         411,364        486,894
      Life                                           228,832        310,911
      Other                                           25,539         23,454

                                          Three months ended  Six months ended
                                              June 30,            June 30,
                                          ----------------   -----------------
                                           1998      1997      1998      1997
                                          --------  ------   --------  -------
 Operating statistics:
      Loss ratio (1):
           Medical                          78.8%    78.0%      78.9%      78.5%
           Life                             20.6%    34.8%      26.9%      32.8%

      Expense ratio (2):
           Medical                          21.4%    22.5%      21.4%      22.5%
           Life                             28.9%    30.0%      29.1%      29.9%

(1) Medical and other benefits as a percentage of premium revenue.
(2) Selling, general and administrative expenses as a percentage of premium revenue.

LIQUIDITY AND CAPITAL RESOURCES - CONTINUING OPERATIONS

UWS's sources of cash flow consist primarily of health services revenues and investment income. The primary uses of cash include medical and other benefits and operating expense payments. Positive cash flows are invested pending future payments of medical and other benefits and other operating expenses. UWS's investment policies are designed to maximize yield, preserve principal and provide liquidity to meet anticipated payment obligations.

During 1997 and 1998, UWS has generated negative cash flows from operations. For the six months ended June 30, 1998 and 1997, net cash used in operating activities amounted to a use of $10.4 million and $25.5 million, respectively. Negative cash flows from operations is principally the result of the decline in medical and other benefits payable of $25.6 million and $23.5 million for 1998 and 1997, respectively. The decline in medical and other benefits payable results from the decline in membership and a reduction in inventory claims pending adjudication.

UWS's investment portfolio from continuing operations consists primarily of investment grade bonds and has limited exposure to equity securities. At June 30, 1998, $275.9 million or 92.6% of UWS's total investment portfolio was invested in bonds. At December 31, 1997, $267.0 million or 98.3% of the Company's total investment portfolio was invested in bonds. The bond portfolio had an average quality rating of Aa3 at both June 30, 1998 and December 31, 1997 by Moody's Investor Service, and the majority of the bond portfolio was classified as available for sale. The market value of the total investment portfolio from continuing operations, which includes stocks and bonds, exceeded amortized cost by $2.9 million and $3.9 million at June 30, 1998 and December 31, 1997, respectively. UWS has no investments in mortgage loans, non-publicly traded securities (except for principal only strips of U.S. Government securities), real estate held for investment or financial derivatives.

From time to time, UWS makes capital contributions to its subsidiaries to assist them in maintaining appropriate levels of capital and surplus for regulatory and rating purposes. Insurance subsidiaries are required to maintain certain levels of statutory capital and surplus. As of the balance sheet date presented, statutory capital and surplus for each of these insurance subsidiaries exceeded required levels.

On July 31, 1998, in anticipation of the spin off transaction, UWS refinanced its subordinated notes outstanding in the amount of $44.9 million. The subordinated notes, including accrued interest, were replaced with borrowings of $45.2 million against a $70.0 million bank line of credit. The line of credit contains certain covenants which, among other things, restrict the ability to incur additional debt, limit future cash dividends and transfer of assets and require the maintenance of a minimum tangible net worth. However, the terms of the line of credit agreement permit the distribution of shares of Newco common stock in connection with the spin off.

Also in conjunction with the distribution of assets pursuant to the spin off, Newco will assume a $70.0 million note obligation of UWS to Blue Cross & Blue Shield United of Wisconsin ("BCBSUW"). The obligation and related debt service costs to BCBSUW has been reflected in continuing operations in the accompanying interim consolidated financial statements.

In addition to internally generated funds and periodic borrowings on its bank line of credit, UWS believes that additional financing to facilitate long-term growth could be obtained through equity offerings, debt offerings, or bank borrowings, as market conditions may permit or dictate.

DISCONTINUED OPERATIONS

The unaudited combined financial statements of Newco (discontinued operations) are provided below as supplemental information for the periods indicated. Newco's financial statements reflect all the costs of doing business as if Newco was a stand alone company during the periods presented. Therefore, the financial results include all costs fully allocated to Newco and additional selling, general and administrative pre-tax costs of approximately $0.3 million and $0.5 million for the three months and six months ended June 30, 1998, respectively. Similar amounts are included in the 1997 results.

                                     NEWCO

                            COMBINED BALANCE SHEETS

                                  (UNAUDITED)

                                                               June 30,                     December 31,
                                                                 1998                           1997
                                                            --------------                 --------------
                                                                         (000's omitted)
ASSETS

Current Assets:
     Cash and cash equivalents                              $       14,750                 $       17,033
     Investments--available for sale                               154,365                        151,653
     Due from affiliates                                               201                            313
     Other receivables                                              52,910                         53,753
     Prepaid and other current assets                                7,864                          8,304
                                                            --------------                 --------------
             Total Current Assets                                  230,090                        231,056

Investments--held to maturity                                        7,856                          7,893
Property and equipment, net                                          8,086                          6,978
Goodwill and other intangible assets, net                            4,715                          5,005
Other noncurrent assets                                             16,767                         15,324
                                                            --------------                 --------------
Total Assets                                                $      267,514                 $      266,256
                                                            --------------                 --------------
                                                            --------------                 --------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

     Medical and other benefits payable                     $       55,537                 $       60,724
     Advance premiums                                               29,765                         24,060
     Due to affiliates                                               4,472                          3,867
     Payables and accrued expenses                                  16,869                         20,926
     Other current liabilities                                       8,282                          7,745
                                                            --------------                 --------------
              Total Current Liabilities                            114,925                        117,322

Other noncurrent liabilities                                        26,395                         25,318
                                                            --------------                 --------------
              Total Liabilities                                    141,320                        142,640

Shareholders' Equity:

     Investments by and advances from UWS                          124,947                        120,405
     Unrealized gains on available for sale securities               1,247                          3,211
                                                            --------------                 --------------
              Total Shareholders' Equity                           126,194                        123,616
                                                            --------------                 --------------
Total Liabilities and Shareholders' Equity                  $      267,514                 $      266,256
                                                            --------------                 --------------
                                                            --------------                 --------------


                                      NEWCO

                         COMBINED STATEMENTS OF INCOME

                                   (Unaudited)

                                                             Three Months Ended                       Six Months Ended
                                                                  June 30,                                June 30,
                                                       --------------------------------           ---------------------------
                                                            1998               1997                  1998             1997
                                                       -------------        -----------           ----------       ----------
                                                                      (000's omitted, except per share data)
Revenues:

     Insurance premiums                                $    150,526         $   138,327           $  298,602       $  273,760
     Net investment income                                    5,999               5,902                9,960           10,672
     Other revenue                                            7,257               6,561               14,378           13,351
                                                       ------------         -----------           ----------       ----------
             Total Revenues                                 163,782             150,790              322,940          297,783


Expenses:

     Medical and other benefits                             127,641             120,322              253,708          235,763
     Selling, general and administrative expenses            26,828              23,543               50,674           47,203
     Profit sharing on joint ventures                           289                 343                1,413            1,188
     Amortization of goodwill and intangibles                    99                 441                  215              881
                                                       ------------         -----------           ----------       ----------
             Total Expenses                                 154,857             144,649              306,010          285,035
                                                       ------------         -----------           ----------       ----------

     Income Before Income Taxes                               8,925               6,141               16,930           12,748

Income Tax Expense                                            3,473               2,252                6,515            4,861
                                                       ------------         -----------           ----------       ----------
Net Income                                             $      5,452         $     3,889           $   10,415       $    7,887
                                                       ------------         -----------           ----------       ----------
                                                       ------------         -----------           ----------       ----------
Earnings Per Common Share - Basic                      $       0.33         $      0.24           $     0.63       $     0.48
                                                       ------------         -----------           ----------       ----------
                                                       ------------         -----------           ----------       ----------
Earnings Per Common Share - Diluted                    $       0.33         $      0.23           $     0.62       $     0.48
                                                       ------------         -----------           ----------       ----------
                                                       ------------         -----------           ----------       ----------

                                      NEWCO

                       COMBINED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                               Six Months Ended June 30,
                                                                               --------------------------
                                                                                  1998           1997
                                                                               --------------------------
                                                                                    (000's omitted)
Cash Flows - Operating Activities:
   Income from operations                                                      $   10,415      $     7,887
   Adjustments to reconcile income from operations
      to net cash provided by operating activities:
        Depreciation and amortization                                               1,278            1,723
        Realized investment gains                                                  (5,023)          (5,545)
        Deferred income tax expense                                                   116              739
        Changes in operating accounts:
              Other receivables                                                       910             (698)
              Medical and other benefits payable                                   (6,006)          (2,676)
              Advance premiums                                                      5,705            3,493
              Due to/from affiliates                                                  717           17,158
              Other, net                                                           (5,973)         (13,902)
                                                                               ----------      -----------
                     Net cash provided by operating activities                      2,139            8,179

Cash Flows - Investing Activities:
   Purchases of available for sale investments                                   (102,367)        (103,149)
   Proceeds from sale of available for sale investments                            98,291          107,592
   Proceeds from maturity of available for sale investments                         5,575            2,985
   Purchases of held to maturity investments                                         (313)            (211)
   Proceeds from maturity of held to maturity investments                             265              340
                                                                               ----------      -----------
                     Net cash provided by investing activities                      1,451            7,557

 Cash Flows - Financing Activities:
   Decrease in investments by and advances from (to) UWS                           (5,873)          (6,704)
                                                                               ----------      -----------
                     Net cash used in financing activities                         (5,873)          (6,704)
Cash and cash equivalents:
   Increase (decrease) during period                                               (2,283)           9,032

   Balance at beginning of year                                                    17,033           19,147
                                                                               ----------      -----------
                     Balance at end of period                                  $   14,750      $    28,179
                                                                               ----------      -----------
                                                                               ----------      -----------

RESULTS OF DISCONTINUED OPERATIONS

TOTAL REVENUES

     Total revenues for the three months ended June 30, 1998 increased 8.6% to $163.8 million from $150.8 million for the three months ended June 30, 1997. On a year-to-date basis, total revenues increased 8.4% to $322.9 million from $297.8 million for the six months ended June 30, 1997. These increases were due primarily to increased membership in a majority of the product lines and general premium increases.

     HEALTH SERVICES REVENUES -- HMO health services revenues for the three months ended June 30, 1998 increased 7.6% to $128.1 million from $119.0 million for the three months ended June 30, 1997. Average HMO medical premium per member for the three months ended June 30, 1998 increased 2.7% from the same period in the prior year. The average number of HMO medical members for the three months ended June 30, 1998 increased 3.9% to 296,093 from 285,031 for the three months ended June 30, 1997.

     HMO health services revenues for the six months ended June 30, 1998 increased 8.5% to $254.7 million from $234.8 for the same period in the prior year. Average HMO medical premium per member for the six months ended June 30, 1998 increased 3.2% from the same period in the prior year, primarily due to general premium increases. The average number of HMO medical members for the six months ended June 30, 1998 increased 4.8% to 294,409 from 280,815 for the same period in the prior year.

     Health services revenues for specialty managed care products and services for the three months ended June 30, 1998 increased 13.1% to $33.7 million from $29.8 million for the three months ended June 30, 1997. This increase was due primarily to an increase in general membership. Health services revenues for specialty managed care products and services for the six months ended June 30, 1998 increased 9.8% to $66.2 million from $60.3 million for the six months ended June 30, 1997.

     NET INVESTMENT RESULTS -- Investment results include investment income and realized gains (losses) on investments. Investment results for the three months ended June 30, 1998 increased 1.6% to $6.0 million from $5.9 million for the three months ended June 30, 1997. On a year-to-date basis, investment results decreased 6.7% to $10.0 million from $10.7 million for the same period in the prior year. Average annual investment yields, excluding net realized gains, were 5.5% for the three months ended June 30, 1998 and 5.1% for the three months ended June 30, 1997. On a year-to-date basis, average investment yields, excluding net realized gains, were 5.7% and 5.5% for the six months ended June 30, 1998 and 1997, respectively. Investment gains are realized in the normal investment process in response to market opportunities. Average invested assets for the three months ended June 30, 1998 increased 0.3% to $181.2 million from $180.7 million for the three months ended June 30, 1997. On a year-to-date basis, average invested assets held steady at $180.9 million compared to $181.6 million for the six months ended June 30, 1997.

EXPENSE RATIOS

     LOSS RATIO -- The consolidated loss ratio represents the ratio of medical and other benefits to premium revenue on a consolidated basis, and is therefore a blended ratio for medical, life, dental, disability and other product lines. The consolidated loss ratio was 84.8% for the second quarter of 1998 compared with 87.0% for the second quarter of 1997. On a year-to-date basis, the consolidated loss ratio was 85.0% for the first six months of 1998, compared with 86.1% for the first six months of 1997. The consolidated loss ratio is influenced by the component loss ratio for each of Newco's primary product lines, as discussed below.

     The medical loss ratio for HMO products for the three months ended June 30, 1998 was 88.3%, compared with 90.7% for the three months ended June 30, 1997.
On a year-to-date basis, the medical loss ratio for HMO products was 88.4%, compared with 89.5% for the same period in 1997. The decrease in the medical loss ratio in 1998 for HMO products is due primarily to provider recontracting with a shift to additional capitation in the southeastern Wisconsin HMO market. For the six months ended June 30, 1998, approximately 43.0% of the medical benefits were provided under capitated arrangements compared to 31.0% during the comparable period in 1997.

     The loss ratio for the risk products within specialty managed care products and services for the three months ended June 30, 1998 was 68.7%, compared with 69.6% for the three months ended June 30, 1997. On a year-to-date basis, the loss ratio for specialty managed care products and services was 69.9% compared with 70.5% for the same period in 1997. The decrease is primarily attributable to improved results in the United Heartland worker's compensation block of business.

     SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE RATIO -- The selling, general and administrative ("SGA") expense ratio includes commissions, administrative expenses, and premium taxes and other assessments. The SGA expense ratio for HMO products for the second quarter of 1998 was 9.8%, compared with 9.2% for the second quarter of 1997. The increase was due to higher investments in improved system capabilities and enhancements and
related system conversion and training costs.   On a year-to-date basis, the
SGA expense ratio for HMO products was 9.4% for the six months ended June 30, 1998, which was consistent with the six months ended June 30, 1997.

     SGA expense ratio related to the risk products within specialty managed care products and services for the second quarter of 1998 was 26.7%, compared with 23.2% for the second quarter of 1997. On a year-to-date basis, SGA expense ratio for the risk products was 25.5% for the six months ended June 30, 1998 compared with 22.9% for the six months ended June 30, 1997. This increase was due to higher investments in improved system capabilities and enhancements and related system conversion and training costs, in addition to an increase in loss adjusting expenses recorded on the workers' compensation business.

     Operating expense ratio related to the service products within specialty managed care products and services for the second quarter of 1998 was 92.1%, compared with 97.7% for the second quarter of 1997. On a year-to-date basis, the operating expense ratio for the service products was 91.6% for the six months ended June 30, 1998 compared with 98.1% for the six months ended June 30, 1997. Those reductions in 1998 are primarily related to a decrease in loss adjustment expense recorded by the workers' compensation TPA unit.

OTHER EXPENSES

     Profit sharing on joint ventures was $0.3 million for both the three months ended June 30, 1998 and the three months ended June 30, 1997. On a year-to-date basis, profit sharing on joint ventures was $1.4 million for the six months ended June 30, 1998 and $1.2 million for the six months ended June 30, 1997. These balances represent profit sharing expenses related to the Unity and Valley joint ventures.

     Amortization of goodwill and other intangibles totaled $0.1 million for the second quarter of 1998, compared with $0.4 million of amortization expense for the second quarter of 1997. On a year-to-date basis, amortization of goodwill and other intangibles totaled $0.2 million compared with $0.9 million of amortization expense for the same period in the prior year. The reduction is the result of a disposition of an intangible during the third quarter of 1997 related to appreciated securities.

NET INCOME FROM DISCONTINUED OPERATIONS

     Income from Discontinued Operations for the three months ended June 30, 1998 increased 40.2% to $5.5 million or $0.33 per diluted share from $3.9 million or $0.23 per diluted share for the three months ended June 30, 1997. Income from Discontinued Operations, excluding the transaction costs associated with the spin off for the six months ended June 30, 1998 increased 32.1% to $10.4 million or $0.62 per diluted share from $7.9 million or $0.48 per diluted share for the six months ended June 30, 1997.

     Newco's effective tax rate was 38.9% for the three months ended June 30, 1998 compared with 36.7% for the three months ended June 30, 1997. On a year-to-date basis, Newco's effective tax rate was 38.5% for the six months ended June 30, 1998, compared with 38.1% for the six months ended June 30, 1997. Newco's effective tax rate fluctuates based upon the relative profitability of Newco's two product lines and the differing effective tax rate for each of those product lines.

SUMMARY OF OPERATING RESULTS AND STATISTICS - DISCONTINUED OPERATIONS

   Operating results and statistics for the two primary product groups are presented below for the periods indicated.

                                                              JUNE 30,
                                                              --------
Membership at end of period:                             1998          1997
                                                         ----          ----
HMO PRODUCTS (BY BUSINESS UNIT):
     Compcare                                            172,825       169,908
     Valley                                               40,203        37,476
     Unity                                                84,880        80,471
                                                       ---------     ---------
         Total HMO products membership                   297,908       287,855
                                                       ---------     ---------
                                                       ---------     ---------

SPECIALTY MANAGED CARE PRODUCTS AND SERVICES:
     UWG Life/AD&D                                       154,033       119,924
     Dental - HMO                                        168.044       167,442
     UWG Dental                                           12,094        12,126
     Disability                                           99,457        74,598
     Behavioral Health                                   913,479       851,495
     Workers' Compensation                                53,509        55,109
                                                       ---------     ---------
         Total Specialty managed care products
           and services membership                     1,400,616     1,280,694
                                                       ---------     ---------
                                                       ---------     ---------

                                        THREE MONTHS ENDED   SIX MONTHS ENDED
                                             JUNE 30,            JUNE 30,
                                        ------------------   ----------------
                                          1998       1997    1998        1997
                                        -------    -------   -----      -----
Health services revenues (as a
  percentage of the total):
     HMO products                       81.2%      82.1%     81.4%      81.8%
     Specialty managed care products
       and services
       Service Products                  6.5%       6.9%     6.7%        6.9%
       Risk Products                    14.9%      13.7%    14.5%       14.1%
     Intercompany eliminations          (2.6%)     (2.7%)   (2.6%)      (2.8%)
                                       ------     ------   ------      ------
        Total                          100.0%     100.0%   100.0%      100.0%
                                       ------     ------   ------      ------
                                       ------     ------   ------      ------

                                                                                    THREE MONTHS                    SIX MONTHS
                                                                                        ENDED                          ENDED
                                                                                      JUNE 30,                       JUNE 30,
                                                                                 ------------------             ------------------
                                                                                  1998         1997              1998         1997
                                                                                 ------       -----             ------       -----
Operating statistics:
     HMO products:
       Medical loss ratio (1)                                                    88.3%        90.7%             88.4%        89.5%
       Selling, general and administrative expense ratio (2)                      9.8%         9.2%              9.4%         9.4%
       Combined loss and expense ratio                                           98.1%        99.9%             97.7%        98.9%

     Specialty managed care products and services:
       Service products:
         Operating expense ratio*                                                92.1%        97.7%             91.6%        98.1%
       Risk products:
         Loss ratio (1)                                                          68.7%        69.6%             69.9%        70.5%
         Selling, general and administrative expense ratio (2)                   26.7%        23.2%             25.5%        22.9%
         Combined loss and expense ratio                                         95.4%        92.8%             95.4%        93.4%

    Consolidated:
      Loss ratio (1)                                                             84.8%        87.0%             85.0%        86.1%
      Net income margin (3)                                                       3.3%         2.6%              3.2%         2.6%


(1) Medical and other benefits as a percentage of premium revenue.
(2) Selling, general and administrative expenses as a percentage of premium revenue.
(3) Net income as a percentage of total revenues.

* This business does not have insurance related risk associated with it.

     Newco's revenues are derived primarily from premiums, while medical benefits constitute the majority of expenses. Profitability is directly affected by many factors including, among others, premium rate adequacy, estimates of medical benefits, health care utilization, effective administration of benefit payments, operating efficiency, investment returns and federal and state laws and regulations.

LIQUIDITY AND CAPITAL RESOURCES - DISCONTINUED OPERATIONS

     Newco's sources of cash flow consist primarily of health services revenues and investment income. The primary uses of cash include medical and other benefits and operating expense payments. Positive cash flows are invested pending future payments of medical and other benefits and other operating expenses. The investment policies are designed to maximize yield, preserve principal and provide liquidity to meet anticipated payment obligations.

     On a historical basis, Newco has generated positive cash flow from operations. For the six months ended June 30, 1998, net cash provided by operating activities amounted to $2.1 million, compared with $8.7 million for the six months ended June 30, 1997. The decrease in cash flows from operations in 1998 compared to 1997 was due primarily to a decrease in medical and other benefits payable and a reduction in the affiliates receivables. Due to periodic cash flow requirements of certain subsidiaries, Newco made borrowings under its bank line of credit ranging up to $10.0 million during the first six months of 1998 and $8.5 million during the first six months of 1997 to meet short-term cash needs. No balance was outstanding at June 30, 1998 or at December 31, 1997.

     Newco's investment portfolio consists primarily of investment grade bonds, Government securities and has a limited exposure to equity securities. At June 30, 1998, $122.0 million or 75.2% of Newco's total investment portfolio was invested in bonds compared with $127.9 million or 80.1% at December 31, 1997. The bond portfolio had an average quality rating by Moody's Investor Service of A1 and Aa3 at June 30, 1998 and December 31, 1997, respectively. The majority of the bond portfolio was classified as available for sale. The market value of the total investment portfolio, which includes stocks and bonds, exceeded amortized cost by $4.2 million and $4.8 million at June 30, 1998 and December 31, 1997, respectively. Newco has no investments in mortgage loans, non-publicly traded securities (except for principal only strips of U. S. Government securities), real estate held for investment or financial derivatives.

     From time to time, capital contributions are made to the subsidiaries to assist them in maintaining appropriate levels of capital and surplus for regulatory and rating purposes. Insurance subsidiaries are required to maintain certain levels of statutory capital and surplus. In Wisconsin, where a large percentage of Newco's premium are written, these levels are based upon the amount and type of premiums written and are calculated separately for each subsidiary. As of the balance sheet dates presented, statutory capital and surplus for each of these insurance subsidiaries exceeded required levels.

     In addition to internally generated funds and periodic borrowings on its bank line of credit, Newco believes that additional financing to facilitate long-term growth could be obtained through equity offerings, debt offerings, financings from Blue Cross and Blue Shield United of Wisconsin or bank borrowings, as market conditions may permit or dictate.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to the General Intractions to Rule 305 of Regulation S-K, the quantitative and qualitative disclosures called for by this Item 3 and by Rule 305 of Regulation S-K are inapplicable to UWS at this time.

PART II.  OTHER INFORMATION



                       UNITED WISCONSIN SERVICES, INC.

ITEM 1.   LEGAL PROCEEDINGS

          None

ITEM 2.   CHANGES IN SECURITIES

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None


ITEM 5.   OTHER INFORMATION

          SPIN OFF OF HMO AND SPECIALTY PRODUCTS
          On April 22, 1998, the Company announced its intention to separate its American Medical Security small group products business from its HMO and specialty products business through a spin off. The Company has received a private letter ruling from the Internal Revenue Service that the distribution will be tax free to the Company and its shareholders. The Company expects to complete the spin off during the third quarter of 1998.


          SHAREHOLDER PROPOSALS
          Proposals of shareholders intended to be presented at the Company's 1999 annual meeting of shareholders must be received by the Secretary of the Company at the Company's principal offices no later than December 19, 1998 in order to be included in the Company's proxy statement and form of proxy relating to the 1999 annual meeting. Such proposals also must comply with all of the requirements of Rule 14a-8 of the Rules and Regulations under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

          Effective June 29, 1998, the Securities and Exchange Commission amended Rule 14a-4(c) under the Exchange Act which governs a company's use of discretionary proxy voting authority with respect to shareholder proposals that are not being included in a company's proxy solicitation materials pursuant to Rule 14a-8 of the Exchange Act.
          New Rule 14a-4(c)(1) provides that if a shareholder fails to notify the Company of such a proposal at least 45 days prior to the month and day of mailing of the prior year's proxy statement, then the management proxies named in the form of proxy distributed in connection with the Company's proxy statement would be allowed to use their discretionary voting authority to address the proposal submitted by the shareholder, without discussion of the proposal in the proxy statement. Accordingly, if a shareholder who intends to present a proposal at the 1999 annual

PART II.  OTHER INFORMATION


          meeting of shareholders does not notify the Company of such proposal on or prior to March 1, 1999, then management proxies would be allowed to use their discretionary voting authority to vote on the proposal when the proposal is raised at the annual meeting, even though there is no discussion of the proposal in the 1999 proxy statement.

          Pursuant to Article II of the Company's Bylaws which provides procedures by which shareholders may timely raise matters at annual meetings, proposals of shareholders intended to be presented at the Company's 1999 annual meeting of shareholders must be received by the Secretary of the Company not less than 60 days nor more than 90 days prior to the last Wednesday in May; provided, however, as stated above, the proposal must be received no later than December 19, 1998 in order to be included in the proxy statement relating to the 1999 annual meeting. The Company currently believes that the 1999 annual meeting of shareholders will be held on the last Wednesday in May 1999.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               10.01 United Wisconsin Services, Inc. Equity Incentive Plan, as revised effective July 1, 1998.

               10.2 Acquisition Agreement between United Wisconsin Services, Inc. and Victoria Hekkers dated July 2, 1998

               10.3 United Wisconsin Services, Inc. 1992 Stock Appreciation Rights Plan (Adopted July 1, 1998)

               10.4 1995 Director Stock Option Plan of United Wisconsin Services, Inc. (As Amended July 24, 1998)

          (b)  Reports on Form 8-K

               None

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE:     8/14/98
     -----------------

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

                       UNITED WISCONSIN SERVICES, INC.
                              INDEX TO EXHIBITS

                                                                    Sequential
Exhibit                                                                Page
Number                   Document Description                         Number
-------                  --------------------                       ----------
10.1      United Wisconsin Services, Inc. Equity Incentive Plan,     26-67
          as revised effective July 1, 1998.

10.2      Acquisition Agreement between United Wisconsin Services,   69-89
          Inc. and Victoria Hekkers dated July 2, 1998

10.3      United Wisconsin Services, Inc. 1992 Stock Appreciation    91-98
          Rights Plan (Adopted July 1, 1998)

10.4      1995 Director Stock Option Plan of United Wisconsin       100-108
          Services, Inc. (As Amended July 24, 1998)
