Form 10-Q
period 1998-09-30
AMERICAN MEDICAL SECURITY GROUP INC
filed 1998-11-13
CIK 878897

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


           [X] Quarterly Report Pursuant To Section 13 Or 15(d) Of The
                         Securities Exchange Act Of 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
                                       OR
          [ ] Transition Report Pursuant To Section 13 Or 15(d) Of The
                         Securities Exchange Act Of 1934
                        For the transition period from to

                         COMMISSION FILE NUMBER 1-13154


                      AMERICAN MEDICAL SECURITY GROUP, INC.
             (Exact name of Registrant as specified in its charter)

         WISCONSIN                                       39-1431799
(State of Incorporation)                    (I.R.S. Employer Identification No.)

3100 AMS BOULEVARD, GREEN BAY, WISCONSIN                                 54313
         (Address of principal executive offices)                     (Zip Code)

                                 (920) 661-1500
              (Registrant's telephone number, including area code)


                         United Wisconsin Services, Inc.
            401 West Michigan Street, Milwaukee, Wisconsin 53203-2896
                        (Former name and former address)


Indicate by check mark whether registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           Yes __X__        No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Common stock, no par value, outstanding as of October 31, 1998:
                               16,573,408 shares

                      AMERICAN MEDICAL SECURITY GROUP, INC.

                                      INDEX


PART I.     FINANCIAL INFORMATION

       Item 1.   Financial Statements

                 Condensed consolidated balance sheets--September 30, 1998
                   and December 31, 1997.......................................3
                 Condensed consolidated statements of income--Three months
                   ended September 30, 1998 and 1997; Nine months ended
                   September 30, 1998 and 1997.................................5
                 Condensed consolidated statements of cash flows--Nine months ended September 30, 1998 and 1997...........................6
                 Notes to condensed consolidated financial statements--
                   September 30, 1998..........................................7

       Item 2.   Management's Discussion and Analysis of Financial Condition
                   and Results of Operations..................................12

       Item 3.   Quantitative and Qualitative Disclosures About Market Risk...17


PART II.      OTHER INFORMATION

       Item 1.   Legal Proceedings............................................18

       Item 2.   Changes in Securities and Use of Proceeds....................18

       Item 3.   Defaults upon Senior Securities..............................18

       Item 4.   Submission of Matters to a Vote Security Holders.............18

       Item 5.   Other Information............................................18

       Item 6.   Exhibits and Reports on Form 8-K.............................18

       Signatures.............................................................20

PART I.       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS


                                       AMERICAN MEDICAL SECURITY GROUP, INC.

                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                    (Unaudited)


                                                                          September 30, 1998     December 31, 1997
                                                                          ------------------------------------------
                                                                                       (000'S OMITTED)
ASSETS

Investments:
   Securities available for sale, at fair value:
       Fixed maturities                                                         $282,576               $266,976
       Equity securities--common                                                  15,014                      -
       Equity securities--preferred                                                2,469                    787
   Fixed maturity securities held to maturity, at amortized cost                   3,532                  3,804
                                                                          -----------------------------------------
                Total Investments                                                303,591                271,567

   Cash and Cash Equivalents                                                       8,532                 45,291

Other Assets:
   Property and equipment, net                                                    35,913                 37,169
   Goodwill and other intangibles, net                                           131,069                137,796
   Other assets                                                                   23,183                 32,697
                                                                          -----------------------------------------
                Total Other Assets                                               190,165                207,662

Net Assets of Discontinued Operations                                                  -                123,616
                                                                          -----------------------------------------
Total Assets                                                                    $502,288               $648,136
                                                                          =========================================



                             See notes to condensed consolidated financial statements


                                       AMERICAN MEDICAL SECURITY GROUP, INC.

                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                    (Unaudited)


                                                                          September 30, 1998       December 31, 1997
                                                                          ------------------------------------------
                                                                                       (000'S OMITTED)
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Medical and other benefits payable                                           $108,630               $126,882
   Advance premiums                                                               18,004                 19,986
   Payables and accrued expenses                                                  21,458                 28,930
   Notes payable                                                                  55,834                124,578
   Other liabilities                                                              22,610                 21,383
                                                                          ------------------------------------------
              Total Liabilities                                                  226,536                321,759

Redeemable preferred stock - Series A adjustable rate nonconvertible,
   $1,000 stated value, 25,000 shares authorized                                       -                      -

Shareholders' Equity:
   Preferred stock (no par value, 475,000 shares authorized)                           -                      -
   Common stock (no par value, $1 stated value, 50,000,000 shares authorized,  16,573,202 and 16,509,578 issued and outstanding
     at September 30, 1998 and December 31, 1997, respectively)                   16,573                 16,510
   Paid-in capital                                                               188,650                186,768
   Retained earnings                                                              66,181                117,331
   Unrealized gains on available for sale securities                               4,348                  5,768
                                                                          ------------------------------------------
              Total Shareholders' Equity                                         275,752                326,377
                                                                          ------------------------------------------
Total Liabilities and Shareholders' Equity                                      $502,288               $648,136
                                                                          ==========================================




                             See  notes  to  condensed   consolidated  financial statements.


                                       AMERICAN MEDICAL SECURITY GROUP, INC.

                                      CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                      (Unaudited)


                                                             Three Months Ended                        Nine Months Ended
                                                                September 30,                            September 30,
                                                     ------------------------------------     ------------------------------------
                                                           1998               1997                 1998                1997
                                                     ------------------------------------     ------------------------------------
                                                                          (000 OMITTED, EXCEPT PER SHARE DATA)
Revenues:
   Insurance premiums                                      $224,160           $222,414              $686,075           $716,329
   Net investment income                                      6,167              6,044                17,971             16,582
   Other revenue                                              7,082              5,710                16,557             20,088
                                                     ------------------------------------     ------------------------------------
          Total Revenues                                    237,409            234,168               720,603            752,999

Expenses:
   Medical and other benefits                               168,513            168,931               522,123            546,993
   Selling, general and administrative                       61,832             57,495               178,567            187,806
   Interest expense                                           2,033              2,348                 6,739              6,975
   Amortization of goodwill and intangibles                   2,186              2,003                 6,621              6,027
                                                     ------------------------------------     ------------------------------------
          Total Expenses                                    234,564            230,777               714,050            747,801
                                                     ------------------------------------     ------------------------------------
Income From Continuing Operations,
   Before Income Taxes                                        2,845              3,391                 6,553              5,198

Income Tax Expense                                            1,208              1,042                 2,973              2,209
                                                     ------------------------------------     ------------------------------------
Income From Continuing Operations (see Note B)                1,637              2,349                 3,580              2,989

Income From Discontinued Operations,
   Less Applicable Income Taxes                               4,289              4,062                10,003             12,355
                                                     ------------------------------------     ------------------------------------
Net Income                                                   $5,926             $6,411               $13,583            $15,344
                                                     ====================================     ====================================

Earnings Per Common Share - Basic
   Income from continuing operations (see Note B)             $0.10              $0.14                 $0.22              $0.18
   Income from discontinued operations                         0.26               0.25                  0.60               0.75
                                                     ------------------------------------     ------------------------------------
Net Income Per Common Share                                   $0.36              $0.39                 $0.82              $0.93
                                                     ====================================     ====================================

Earnings Per Common Share - Diluted
   Income from continuing operations (see Note B)             $0.10              $0.14                 $0.21              $0.18
   Income from discontinued operations                         0.26               0.24                  0.60               0.74
                                                     ------------------------------------     ------------------------------------
Net Income Per Common Share                                   $0.36              $0.38                 $0.81              $0.92
                                                     ====================================     ====================================



                                  See notes to condensed consolidated financial statements


                                       AMERICAN MEDICAL SECURITY GROUP, INC.

                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)


                                                                               Nine Months Ended September 30,
                                                                          -----------------------------------------
                                                                                   1998                   1997
                                                                          -----------------------------------------
                                                                                      (000'S OMITTED)
Operating Activities:
   Income from continuing operations                                               $3,580                $2,989
     Adjustments to reconcile income from continuing operations to net cash used in operating activities:
       Depreciation and amortization                                               11,619                13,333
       Realized investment gains                                                   (2,368)                 (591)
       Deferred income tax benefit                                                 (1,260)               (2,255)
       Changes in operating accounts:
           Other assets                                                             9,677                 9,354
           Medical and other benefits payable                                     (19,414)              (44,625)
           Advance premiums                                                        (2,157)               (6,314)
           Payables and accrued expenses                                           (8,110)               (1,201)
           Other liabilities                                                        2,452               (12,891)
                                                                          -----------------------------------------
             Net Cash Used in Operating Activities                                 (5,981)              (42,201)

Investing Activities:
   Acquisition of subsidiaries (net of cash and cash equivalents
      acquired of $2,773,000)                                                       2,623                     -
   Purchases of available for sale securities                                    (252,382)             (205,611)
   Proceeds from sale of available for sale securities                            224,376               222,829
   Purchases of held to maturity securities                                             -                (1,630)
   Proceeds from maturity of held to maturity securities                              400                     -
   Purchases of property and equipment                                             (2,630)               (1,524)
   Proceeds from sale of property and equipment                                       235                 1,807
                                                                          -----------------------------------------
             Net Cash (Used in) Provided by Investing Activities                  (27,378)               15,871

Financing Activities:
   Cash dividends paid                                                             (5,956)               (5,915)
   Issuance of common stock                                                         1,941                 2,211
   Repayment of notes payable                                                     (46,174)                 (900)
   Proceeds on notes payable borrowings                                            45,158                     -
                                                                          -----------------------------------------
             Net Cash Used in Financing Activities                                 (5,031)               (4,604)

Net Cash Provided by Discontinued Operations                                        1,631                 9,809
                                                                          -----------------------------------------

Cash and Cash Equivalents:
   Net decrease                                                                   (36,759)              (21,125)
   Balance at beginning of year                                                    45,291                31,999
                                                                          -----------------------------------------
             Balance at End of Period                                              $8,532               $10,874
                                                                          =========================================



                             See  notes  to  condensed   consolidated  financial statements.

                      AMERICAN MEDICAL SECURITY GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


                               September 30, 1998


NOTE A.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the United Wisconsin Services, Inc. (UWS) annual report on Form 10-K for the year ended December 31, 1997.


NOTE B.   DISCONTINUED OPERATIONS

     On May 27, 1998, the Board of Directors of UWS approved a plan to spin off its managed care companies and specialty management business to its shareholders. In connection with the spin-off, UWS changed its name to American Medical Security Group, Inc. (AMSG or the Company). On September 25, 1998, the distribution date, shareholders of AMSG received one share of common stock of a newly formed company, Newco/UWS, Inc. (Newco), for every share of AMSG owned as of September 11, 1998, the record date. The net assets of Newco consisted of assets and liabilities of the managed care and specialty management business along with $70.0 million in debt. Newco was renamed United Wisconsin Services, Inc. AMSG has obtained a private ruling from the Internal Revenue Service that the spin-off is tax free to AMSG, Newco and to AMSG shareholders. The operations of Newco, along with direct costs associated with the spin-off of $4.9 million, have been reflected in discontinued operations. All prior periods of the condensed consolidated financial statements of AMSG have been restated to reflect Newco operations as discontinued operations. Interest expense on the $70.0 million in debt assumed by Newco is reflected in continuing operations through September 11, 1998.

     The following pro forma information presents the consolidated results of AMSG's continuing operations assuming the debt was assumed by Newco as of January 1, 1997:


                                                     Three Months Ended             Nine Months Ended
                                                       September 30,                  September 30,
                                                 ---------------------------    ---------------------------
                                                     1998          1997             1998          1997
                                                 ---------------------------    ---------------------------
                                                          (000'S OMITTED, EXCEPT PER SHARE DATA)
Total Revenues                                      $237,409     $234,168         $720,603       $752,999
Total Expenses                                       233,588      229,531          710,642        744,149
                                                 ---------------------------    ---------------------------
   Income From Continuing Operations,
     Before Income Taxes                               3,821        4,637            9,961          8,850
Income Tax Expense                                     1,549        1,478            4,165          3,487
                                                 ---------------------------    ---------------------------
   Income From Continuing Operations                  $2,272       $3,159           $5,796         $5,363
                                                 ===========================    ===========================

Earnings Per Common Share:
   Basic                                               $0.14        $0.19            $0.35          $0.33
   Diluted                                             $0.14        $0.19            $0.35          $0.32


NOTE C.   NET INCOME PER SHARE

     Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding, adjusted for the effect of dilutive employee stock options.

     The following table provides a reconciliation of the number of weighted average basic and diluted shares outstanding:


                                                     Three Months Ended              Nine Months Ended
                                                       September 30,                   September 30,
                                                 ---------------------------     --------------------------
                                                     1998          1997              1998         1997
                                                 ---------------------------     --------------------------
Weighted average common shares
   outstanding                                     16,571,502   16,448,225        16,544,517    16,403,129
Potentially dilutive stock options                     48,816      229,424           126,173       187,397
                                                 ---------------------------     --------------------------
Weighted average common and potentially
   dilutive shares outstanding                     16,620,318   16,677,649        16,670,690    16,590,526
                                                 ===========================     ==========================


     Other options to purchase shares were not included in the computation of earnings per diluted common share because the options' exercise prices were greater than the average market price of the outstanding common shares for the period.


 NOTE D.  ADOPTION OF NEW GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), issued by the FASB in June 1997. Comprehensive income is defined therein as all changes in equity during the period except those resulting from shareholder equity contributions and distributions. Comprehensive income from continuing operations totaled $4.1 million and $1.8 million for the three months ended
September 30, 1998 and 1997, respectively, and $5.4 million and $2.1 million for the nine months ended September 30, 1998 and 1997. Comprehensive income from discontinued operations totaled $3.0 million and $5.1 million for the three months ended September 30, 1998 and 1997, respectively, and $6.8 million and $13.6 million for the nine months ended September 30, 1998 and 1997.


NOTE E.   SEGMENTS OF THE BUSINESS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 establishes standards for the reporting of operating segment information in both annual financial reports and interim financial reports issued to shareholders. Operating segments are components of an entity for which separate financial information is available and is evaluated regularly by the entity's chief operating management. SFAS 131 is effective for fiscal years beginning after December 15, 1997 and is not required to be adopted in interim financial reports during the first year of adoption.

     AMSG has two reportable segments: 1) health insurance products and 2) life insurance products. AMSG's health insurance products consist of the following coverages related to small group preferred provider organization (PPO) products: fully insured medical, self funded medical, dental and short-term disability. Life products consist primarily of group term-life insurance. The reportable segments are managed separately because they differ in the nature of the products offered and in profit margins.

     AMSG evaluates segment performance based on profit or loss from operations before income taxes, not including gains and losses on the Company's investment portfolio. The accounting policies of the reportable segments are the same as those used to report AMSG's consolidated financial statements. Intercompany transactions have been eliminated prior to reporting reportable segment information.

     A reconciliation of segment income before income taxes to consolidated income from continuing operations before income taxes is as follows:


                                    Three Months Ended                  Nine Months Ended
                                      September 30,                       September 30,
                              -------------------------------     ------------------------------
                                   1998            1997               1998            1997
                              -------------------------------     ------------------------------
                                                        (000'S OMITTED)
            Health                 $1,391          $2,437              $1,419         $2,976
            Life                    1,872           2,586               7,359          8,695
            All other                (418)         (1,632)             (2,225)        (6,473)
                              -------------------------------     ------------------------------
                                   $2,845          $3,391              $6,553         $5,198
                              ===============================     ==============================



     Operating results and statistics for each of the Company's segments are as follows:


                                                      Three Months Ended              Nine Months Ended
                                                        September 30,                   September 30,
                                                  ---------------------------     ---------------------------
                                                      1998          1997              1998          1997
                                                  ---------------------------     ---------------------------
                                                         (000'S OMITTED, EXCEPT FINANCIAL STATISTICS)
HEALTH SEGMENT

OPERATING RESULTS

Revenues:
  Insurance premiums                                  $212,159      $214,489          $650,680      $686,505
  Net investment income                                  2,162         2,385             6,450         8,503
  Other revenue                                          5,663         5,325            12,570        17,633
                                                  ---------------------------     ---------------------------
     Total Revenues                                    219,984       222,199           669,700       712,641

Expenses:
  Medical and other benefits                           160,906       165,654           502,938       533,786
  General and administrative                            34,187        31,710            95,795       102,912
  Commission                                            23,500        22,398            69,548        72,967
                                                  ---------------------------     ---------------------------
     Total Expenses                                    218,593       219,762           668,281       709,665
                                                  ---------------------------     ---------------------------
       Income Before Income Taxes                       $1,391        $2,437            $1,419        $2,976
                                                  ============= =============     ============= =============

FINANCIAL STATISTICS

Loss Ratio                                               75.8%         77.2%             77.3%         77.8%
Expense Ratio:
  General and administrative                             13.4%         12.3%             12.8%         12.5%
  Commission                                             11.1%         10.4%             10.7%         10.6%
                                                  ---------------------------     ---------------------------
     Total Expense Ratio                                 24.5%         22.7%             23.5%         23.1%
                                                  ---------------------------     ---------------------------
       Combined Ratio                                   100.3%         99.9%            100.8%        100.9%
                                                  ===========================     ===========================

Premiums per Member per Month:
  Fully insured medical                                   $123          $120              $123          $118
  Self funded                                 .             48            45                45            43
  Dental                                                    17            13                16            13
  Short-term disability                                     17            15                18            13

Benefits Cost per Member per Month:
  Fully insured medical                                    $95           $94               $95           $93
  Self funded                                               31            24                29            27
  Dental                                                    12            11                13            11
  Short-term disability                                     11             8                11             7

Membership at End of Period:
  AMS medical                                          460,062       478,000
  AMS self funded                                       49,092       112,214
  Pan Am medical                                        55,324             -
  Pan Am self funded                                    41,812             -
  HMO                                                   18,166             -
                                                  ---------------------------
  Total medical                                        624,456       590,214
  Dental                                               385,706       477,322


                                                      Three Months Ended              Nine Months Ended
                                                        September 30,                   September 30,
                                                  ---------------------------     ---------------------------
                                                      1998          1997              1998          1997
                                                  ---------------------------     ---------------------------
                                                         (000'S OMITTED, EXCEPT FINANCIAL STATISTICS)
LIFE SEGMENT

OPERATING RESULTS

Revenues:
  Insurance premiums                                    $6,328        $6,758           $18,880       $22,811
  Net investment income                                     54            57               168           230
  Other revenue                                            107            59               185           191
                                                  ---------------------------     ---------------------------
     Total Revenues                                      6,489         6,874            19,233        23,232

Expenses:
  Medical and other benefits                             2,597         2,239             5,982         7,561
  General and administrative                               962           863             2,620         2,883
  Commission                                             1,058         1,186             3,272         4,093
                                                  ---------------------------     ---------------------------
     Total Expenses                                      4,617         4,288            11,874        14,537
                                                  ---------------------------     ---------------------------
       Income Before Income Taxes                       $1,872        $2,586            $7,359        $8,695
                                                  ===========================     ===========================

FINANCIAL STATISTICS

Loss ratio                                               41.0%         33.1%             31.7%         33.1%
Expense ratio:
  General and administrative                             13.5%         11.9%             12.9%         11.8%
  Commission                                             16.7%         17.5%             17.3%         17.9%
                                                  ---------------------------     ---------------------------
     Total expense ratio                                 30.2%         29.4%             30.2%         29.7%
                                                  ---------------------------     ---------------------------
       Combined ratio                                    71.2%         62.5%             61.9%         62.8%
                                                  ===========================     ===========================


Membership at end of period                            261,625       266,514


NOTE F.   RECLASSIFICATIONS

     Certain reclassifications have been made to the consolidated financial statements for 1997 to conform with the 1998 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



                      AMERICAN MEDICAL SECURITY GROUP, INC.



OVERVIEW

     American Medical Security Group, Inc. formerly known as United Wisconsin Services, Inc. (AMSG or the Company), is a provider of medical and specialty health and life insurance products and administrative services for small groups. The Company offers a wide variety of health care insurance products including medical, dental, prescription drug, disability and life insurance products. The Company's products are actively marketed in 33 states and the District of Columbia.

     On May 27, 1998, the Board of Directors of UWS approved a formal plan to spin off its managed care companies and specialty managed business to its shareholders. In connection with the spin-off, UWS changed its name to American Medical Security Group, Inc. On September 25, 1998, the distribution date, shareholders of AMSG received one share of common stock of a newly formed company, Newco/UWS, Inc. (Newco), for every share of ASMG owned as of September 11, 1998, the record date. AMSG has received a private letter ruling from the Internal Revenue Service that the distribution is tax-free to AMSG, Newco and AMSG shareholders.

     As a result of the spin-off, the revenues and expenses, assets and liabilities, and cash flows of the managed care and specialty segments have been classified as discontinued operations in the interim consolidated financial statements. Accordingly, the discussions of continuing operations that follow reflect the operations of the AMSG small group managed care and life products.


SUMMARY OF CONTINUING OPERATING RESULTS

INSURANCE PREMIUMS

     Insurance premiums for the three months ended September 30, 1998 increased 0.8% to $224.2 million from $222.4 million for the same period in 1997. The premium increase reflects an increase in the Company's health maintenance organization (HMO) premiums offset by slight declines in the health and life insurance premiums. Average fully insured medical premium per member per month during the three month period ending September 30, 1998 increased 2.5% to $123 compared to $120 during the same period in 1997.

     Insurance premiums for the nine months ending September 30, 1998 decreased 4.2% to $686.1 million from $716.3 million for the same period in 1997. The decline in premium is the result of a decline in average membership of 10.1% during the nine month period in 1998 compared to 1997. Membership has declined at a faster rate than the decline in premium as a result of a significant reduction in self funded members, which has a lower premium per member than other business. Average fully insured medical premium per month during the nine month period ending September 30, 1998 increased 4.2% to $123 from $118 during the same period in 1997.

     Medical membership at September 30, 1998 increased 5.8% from June 1998. The increase is the result of a revitalized sales effort along with a favorable environment for health care benefit companies offering PPOs (preferred provider organizations). Medical membership at September 30, 1998 also reflects two acquired blocks of business (one in October 1997 and one in July 1998) from Pan American Life Insurance Company (Pan Am) and HMO membership which is the result of acquiring controlling interest in the Florida HMO effective January 1, 1998. The following table reflects the growth in medical membership during 1998:

                                  September 30,                June 30,               September 30,
                                      1998                       1998                      1997
                            -------------------------- ------------------------- -------------------------

AMS medical                           460,062                   455,644                   478,000
AMS self funded                        49,092                    58,936                   112,214
Pan Am medical                         55,324                    46,536                         -
Pan Am self funded                     41,812                         -                         -
HMO                                    18,166                    16,404                         -
                            -------------------------- ------------------------- -------------------------
                                      624,456                   577,520                   590,214
                            ========================== ========================= =========================


NET INVESTMENT INCOME

     Net  investment  income  includes  investment  income  and  realized  gains
(losses) on investments. Net investment income for the three months ended September 30, 1998 increased 2.0% to $6.2 million from $6.0 million for the three months ended September 30, 1997. Net investment income for the nine months ended September 30, 1998 increased 8.4% to $18.0 million from $16.6 million for the same period one year ago. Average annual investment yields, excluding realized gains and losses, were 6.9% for the three months ended September 30, 1998 and 1997 respectively. Average annual investment yields, excluding realized gains and losses were 6.8% for the nine months ended September 30, 1998 compared to 7.2% for the same period in the prior year. Investment gains and losses are realized in the normal investment process in response to market opportunities. Average invested assets for the three months ended September 30, 1998 increased 3.3% to $307.3 million from $297.4 million for the three months ended September 30, 1997.

OTHER REVENUE

     Other revenue increased to $7.1 million for the three months ended September 30, 1998 from $5.7 million for the same period on 1997. The increase is primarily due to fee revenues associated with the Pan Am business acquired in July 1998 offset by lower self funded fee revenue on smaller self funded membership. Other revenue for the nine month period decreased to $16.6 million in 1998 from $20.1 million in 1997. The decrease is primarily due to lower self funded fee revenue in 1998 offset by additional fees related to Pan Am beginning in the third quarter 1998.

LOSS RATIO

     The health loss ratio for the three months ended September 30, 1998 was 75.8% compared with 77.2% for the three months ended September 30, 1997. The health loss ratio for the nine months ended September 30, 1998 was 77.3% compared with 77.8% for the nine months ended September 30, 1997. The improved loss ratio for the quarter and nine month period reflects management's efforts to remove unprofitable business and add profitable new business. Also, the 1998 health loss ratio reflects an improved dental loss ratio which is the result of the cancellation of the stand-alone dental business effective June 1, 1998.

     The life loss ratio for the three months ended September 30, 1998 was 41.0% compared to 33.1% for the three months ended September 30, 1997. The life loss ratio for the nine months ended September 30, 1998 was 31.7% compared to 33.1% for the nine months ended September 30, 1997. The higher loss ratio for the three months ended September 30, 1998 reflects a reserve strengthening in the third quarter offsetting favorable second quarter results. The nine month loss ratio is comparable to 1997 and is consistent with ongoing expectations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE RATIO

     The selling, general and administrative (SGA) expense ratio for health products for the three months ended September 30, 1998 was 24.5% compared with 22.7% for the three months ended September 30, 1997. For the nine months ended the SGA ratio for health products was 23.5% and 23.1% for 1998 and 1997, respectively. The increased health expense ratio for the third quarter and the nine month period in 1998 reflects higher commission costs related to growth in new business and an investment in the Company's distribution network. Also contributing to the increase were expenses related to the Year 2000 initiative, and a one-time investment in re-engineering administrative work flow processes.

     The SGA expense ratio for life products for the third quarter of 1998 was 30.2% compared with 29.4% for the same period in the prior year. The SGA expense ratio for life products for the nine months ended September 30, 1998 was 30.2% compared to the nine months ended September 30, 1997 of 29.7%.

     The Company's distribution system consists of a network of sales managers located in offices throughout the United States. The Company's sales managers support approximately 38,000 independent agents. The Company has made continued investments in its distribution channel during 1997 and 1998 to reorganize sales managers, sales offices and products. Management is currently studying its agent distribution system and expects to complete its analysis during the fourth quarter of 1998. Depending on the results of this study, the Company's distribution system intangible asset with a carrying value of $13.9 million at September 30, 1998, may be considered impaired.

OTHER EXPENSES

     Interest expense decreased to $2.0 million for the three months ended September 30, 1998 from $2.3 million for the same period in the prior year. For the nine months ended September 30, 1998, interest expense decreased to $6.7 million from $7.0 million for the nine months ended September 30, 1997. The decrease in interest expense for the quarter and nine month periods reflects the assumption of $70.0 million in debt by Newco on September 11, 1998 as described in Note B to the condensed consolidated financial statements.

     Amortization of goodwill and other intangibles totaled $2.2 million for the third quarter of 1998, compared with $2.0 million of amortization expense for the third quarter of 1997. On a year to date basis, amortization of goodwill and intangibles increased to $6.6 million from $6.0 million for the nine months ended September 30, 1997. The increase in amortization expense in 1998 is primarily due to recorded intangibles related to the Pan American small group business acquired in October 1997.

     The effective tax rate was 42.5% for the three months ended September 30, 1998 compared with 30.7% for the three months ended September 30, 1997. The effective tax rate for the nine months ended September 30, 1998 was 45.4% compared with 42.5% for the nine months ended September 30, 1997. The effective tax rate is impacted significantly by the amortization of non-deductible goodwill in relation to pretax income. In addition, in 1997 the Company fully utilized certain state net operating loss carryforwards and, as a result, has incurred higher state income tax expense in 1998.

INCOME FROM CONTINUING OPERATIONS

     Income from continuing operations for the three months ended September 30, 1998 decreased 30.3% to $1.6 million or $.10 per share from $2.3 million or $.14 per share for the three months ended September 30, 1997. The decline in income from continuing operations for the quarter is the result of an increased life loss ratio and a higher SGA expense ratio offset by an improved health loss ratio. Income from continuing operations for the nine months ended September 30, 1998 increased 19.8% to $3.6 million or $.22 per share from $3.0 million or $.18 per share for the nine months ended September 30, 1997. The increase in income from continuing operations for the nine month period is due to an improved loss ratio partially offset by higher expenses. Income from continuing operations, excluding debt service costs assumed by Newco on the $70.0 million debt, was $2.3 million or $.14 per share and $5.8 million or $.35 per share for the three and nine months ended September 30, 1998, respectively.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's sources of cash flow consist primarily of insurance premiums, administrative fee revenue and investment income. The primary uses of cash include medical and other benefits and operating expense payments. Positive cash flows are invested pending future payments of medical and other benefits and other operating expenses. The Company's investment policies are designed to maximize yield, preserve principal and provide liquidity to meet anticipated payment obligations.

     Cash flow from operations for the three months ended September 30, 1998 was $4.4 million. The Company generated negative cash flows from operations of $6.0 million for the nine months ended September 30, 1998. Negative cash flows from operations is principally the result of the decline in medical and other benefits payable of $19.4 million for 1998. The decline in medical and other benefits payable results primarily from a reduction in inventory claims pending adjudication and the decline in overall membership. The Company believes cash flow from operations will continue to improve due to a leveling of the claims inventory, growth in membership and lower debt service costs as a result of the assumption of $70.0 million in debt by Newco in September 1998.

     The Company's investment portfolio from continuing operations consists primarily of investment grade bonds and has limited exposure to equity securities. At September 30, 1998, $286.1 million or 94.2% of the Company's total investment portfolio was invested in bonds. At December 31, 1997, $270.8 million or 99.7% of the Company's total investment portfolio was invested in bonds. The bond portfolio had an average quality rating of Aa3 at both September 30, 1998 and December 31, 1997 as measured by Moody's Investor Service, and the majority of the bond portfolio was classified as available for sale. The market value of the total investment portfolio from continuing operations, which includes stocks and bonds, exceeded amortized cost by $2.8 million and $3.9 million at September 30, 1998 and December 31, 1997, respectively. The Company has no investment in mortgage loans, non-publicly traded securities (except for principal only strips of U.S. Government securities), real estate held for investment or financial derivatives.

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

     On July 31, 1998, in anticipation of the spin-off transactions, the Company refinanced its subordinated notes outstanding in the amount of $44.9 million. The subordinated notes, including accrued interest, were replaced with borrowings of $45.2 million on a bank line of credit with a maximum indebtedness of $70.0 million. The line of credit contains certain covenants which, among other matters, require the Company to maintain a minimum tangible net worth and restrict the Company's ability to incur additional debt, pay future cash dividends and transfer assets.

     In addition to internally generated funds and periodic borrowings on its bank line of credit, the Company believes that additional financing to facilitate long-term growth could be obtained through equity offerings, debt offerings, or bank borrowings, as market conditions may permit or dictate.

     The Company does not expect to pay any cash dividends in the foreseeable future and intends to employ its earnings in the continued development of its business. The future dividend policy will depend on the Company's earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors.

YEAR 2000

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer equipment and software devices with embedded technology that are time-sensitive may recognize a date using "00" as the Year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in similar normal business activities.

     The Company has divided the Year 2000 issues facing the organization into three major sections: 1) software applications developed in-house (In-house Applications); 2) software applications acquired from a third party that have been customized by the Company (Customized Applications); and 3) software applications acquired from a third party that have not been customized by the Company and those products and services provided to the Company by third parties (Third Party Products).

     In-house Applications represent the primary operating software of the Company and includes premium, claims and commission processing applications. In-house Applications are expected to be Year 2000 compliant by November 1998. The deletion of temporary bridges and workfiles used to facilitate communication between compliant and non-compliant computer codes during the course of the implementation will be completed in March of 1999.

     All Customized Applications software include electronic data interchange, publishing systems, fax capabilities, accounting packages and other special application software as well as ancillary software packages that serve as links among the various software packages. Each of these software packages are currently being upgraded or replaced. It is anticipated that all Customized Applications will be compliant during the third quarter of 1999.

     With respect to Third Party Products, the Company has reviewed its business processes that may have Year 2000 concerns performed by, with, or through external business associates. This includes computer hardware, telephone systems, security system and other numerous products as well as third party software applications that have not been customized by the Company. The Company has evaluated various third parties that provide products or services, such as printing companies, power and utility companies and other vendors. Where appropriate, agreements with third party vendors have been amended and Year 2000 compliance certifications have been obtained. Significant business partners and vendors will be required to provide the Company with Year 2000 certified products or services. Such products and services are being tested by the Company to validate the compliance certification. This portion of the plan is 65% complete, is on schedule, and is planned for completion during the second quarter of 1999.

       YEAR 2000 PLAN                                 PERCENT COMPLETE                 COMPLETION DATE

       In-house Applications                                72%                          March 1999

       Customized Applications                              42%                        September 1999

       Third Party Products                                 65%                           June 1999

     The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's financial position. The estimated total cost of the Year 2000 project is approximately $6.2 million, of which $3.1 million are costs from outside consultants and $3.1 million are costs related to modifying and/or replacing existing systems. The total amount expended on the project through September 30, 1998, was $2.6 million. Costs associated with the Year 2000 plan will be funded from operating cash flows.

     The Company is developing a comprehensive analysis of the operational problems and costs (including loss of revenues) that could result from the unlikely failure by the Company and certain third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. The majority of the contingency plans have been developed and documented for dealing with the worst case scenarios with the highest chance of occurring. The Company currently plans to complete such analysis and contingency planning during the second quarter of 1999.

     The costs of the project and the date on which the Company plans to complete the necessary Year 2000 modifications are based on management's best estimates, which were derived using numerous assumptions of future events including the continued availability of certain resources, third party remediation plans and other factors. There can be no guarantee that these timelines or estimates will be achieved. Actual results could differ materially from those planned. Specific factors that might cause such material differences to occur include, but are not limited to, the availability and cost of personnel trained in this area; the ability to locate and correct all relevant computer codes; and the ability of the Company's significant suppliers, customers and others with which it conducts business, including federal, state and local governmental agencies, to identify and resolve their own Year 2000 issues and similar uncertainties. Due to these uncertainties, the Company may face certain claims, the impact of which is not currently estimable. No assurance can be given that the cost of defending and resolving such claims, if any, will not significantly affect the Company's results of operations. Although the Company has some agreements with third party vendors and suppliers that contain indemnification provisions that protect the Company under certain circumstances relating to Year 2000 issues, there can be no assurances that such indemnification provisions will cover all of the Company's liabilities and costs related to Year 2000 claims by third parties.


FORWARD LOOKING STATEMENTS

     Statements contained in this report which are not historical facts are forward-looking statements subject to inherent risks and uncertainties that may cause actual results or events to differ materially from those contemplated by such forward-looking statements. The terms "anticipate", "believe", "estimate", "expert", "objective", "plan", "project" and similar expressions are intended to identify forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that may cause actual results or events to differ materially from those contemplated by such forward looking statements, include, among others, product and policy demand and market responses, the effect of economic conditions, the impact of competitive products, policies and pricing, product and policy development, development of claims reserves, rising health care costs, changes in regulatory conditions, rating agency policies and practices, investment portfolio developments and changes in market conditions, the actual closing of contemplated transactions and agreements and other factors that may be referred to in the Company's reports filed with the Securities and Exchange Commission from time to time.


ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable to the Company at this time.

PART II.  OTHER INFORMATION


ITEM 1.       LEGAL PROCEEDINGS

         None

ITEM 2.       CHANGES IN SECURITIES

         None

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At a special meeting of shareholders of the Company held on July 24, 1998, shareholders approved (i) the amendment of the Company's Restated and Amended Articles of Incorporation to change the name of the Company from United Wisconsin Services, Inc. to American Medical Security Group, Inc., and (ii) the amendment of the Company's 1995 Director Stock Option Plan to increase the number of shares that may be granted to individual participants. The voting results for the proposals were as follows:

          Amendment of Restated and Amended Articles of Incorporation:
                   For                                         15,721,901 Shares
                   Against                                          6,906 Shares
                   Abstained                                       10,041 Shares
                   Broker Non-votes                                26,083 Shares

          Amendment of 1995 Director Stock Option Plan:
                   For                                         13,717,286 Shares
                   Against                                      2,036,395 Shares
                   Abstained                                       11,250 Shares
                   Broker Non-votes                                     0 Shares

ITEM 5.       OTHER INFORMATION

         None

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

     See the Exhibit Index following the Signature page of this report, which is incorporated herein by reference.

          (b)     REPORTS ON FORM 8-K

     A Form 8-K Current Report dated September 25, 1998, was filed by the Company on September 30, 1998, to report (under Item 2) the distribution of shares of common stock of Newco to shareholders of the Company (the Distribution) and to include (under Item 7) unaudited pro forma consolidated financial statements of the Company reflecting the Distribution. The Form 8-K also included a description of the business of the Company, the Company's business strategy and the Company's dividend policy, in each instance, following the

Distribution. In addition, the Form 8-K identifie the executive officers and directors of the Company following the Distribution.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE:  November 12, 1998



                       AMERICAN MEDICAL SECURITY GROUP, INC.


                                  /s/  Gary D. Guengerich
                       ---------------------------------------------------------
                       Gary D. Guengerich
                       Executive Vice President and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer and duly authorized to sign on behalf of the Registrant)

                      AMERICAN MEDICAL SECURITY GROUP, INC.
                                    ("AMSG")
                          (COMMISSION FILE NO. 1-13154)

                                  EXHIBIT INDEX
                                       TO
                           FORM 10-Q QUARTERLY REPORT
                      for quarter ended September 30, 1998



                                                            INCORPORATED HEREIN                   FILED
EXHIBIT NO.          DESCRIPTION                            BY REFERENCE TO                       HEREWITH
2.1                  Distribution and Indemnity Agreement   Exhibit 2.1 to Newco/UWS, Inc.'s
                     between United Wisconsin Services,     Registration Statement on Form 10,
                     Inc. and Newco/UWS, Inc., dated as     as amended (the "Registration
                     of September 11, 1998                  Statement") (File No. 1-14177)

2.2                  Employee Benefits Agreement, dated     Exhibit 10.1 to the Registration
                     as of September 11, 1998, by and       Statement
                     between United Wisconsin Services,
                     Inc. and Newco/UWS, Inc.

2.3                  Tax Allocation Agreement, entered      Exhibit 10.2 to the Registration
                     into as of September 11, 1998, by      Statement
                     and between United Wisconsin
                     Services, Inc. and Newco/UWS, Inc.

3.1                  Restated and Amended Articles of       Exhibit 3.1 to AMSG's Current
                     Incorporation of American Medical      Report on Form 8-K dated September
                     Security Group, Inc. (f/k/a United     25, 1998
                     Wisconsin Services, Inc.), as          (the "9/25/98 8-K")
                     amended through September 28, 1998

3.2                  Bylaws of American Medical Security    Exhibit 3.2 to the 9/25/98 8-K
                     Group, Inc. (f/k/a United Wisconsin
                     Services, Inc.), as amended and
                     restated through September 25, 1998

4                    Amended and Restated Credit                                                          X
                     Agreement dated as of October  15,
                     1998 among AMSG, United Wisconsin
                     Life Insurance Company and the First
                     National Bank of Chicago and other
                     Lenders

10.1                 Equity Incentive Plan as amended and                                                 X
                     restated September 25, 1998

10.2                 1995 Director Stock Option Plan as                                                   X
                     amended and restated September 25,
                     1998.

10.3                 Deferred Compensation Plan for                                                       X
                     Directors as amended and restated
                     September 25, 1998

10.4                 Change of Control Severance Benefit                                                  X
                     Plan

27.1                 Financial Data Schedule                                                              X

27.2                 Restated Financial Data Schedule                                                     X
                     (nine months ended 9/30/97)
