Form 10-Q/A
period 1998-06-30
AMERICAN MEDICAL SECURITY GROUP INC
filed 1999-01-07
CIK 878897

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A

                                 Amendment No. 1
                                       to
              [X] Quarterly Report Pursuant To Section 13 Or 15(d)
                     Of The Securities Exchange Act Of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

           Common stock, outstanding as of July 31, 1998 was 16,569,578.

                      AMERICAN MEDICAL SECURITY GROUP, INC.
                                 AMENDMENT NO. 1
                                       TO
                QUARTERLY REPORT ON FORM 10-Q DATED JUNE 30, 1998


     The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report for the period ended June 30, 1998 on Form 10-Q as set forth herein.


PART II.      OTHER INFORMATION

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of shareholders of the Company was held on May 27, 1998 for the purpose of (i) electing three directors for terms expiring at the 2001 Annual Meeting of Shareholders, and (ii) amending the Company's Equity Incentive Plan (the "Equity Incentive Plan") to increase the number of shares available for grant under the Equity Incentive Plan and to increase the number of shares which may be granted to individual participants under the Equity Incentive Plan.

     All three of the Company's nominees were elected, and the amendment of the Equity Incentive Plan was approved. The voting results for the proposals were as follows:

Election of Directors for Terms Expiring in 2001:

         Michael D. Dunham:                                     Carol N. Skornicka:
         For                      14,821,907 shares             For                      14,824,412 shares
         Withheld                    802,076 shares             Withheld                    799,571 shares
         Abstained                                0             Abstained                                0
         Broker Non-Votes                         0             Broker Non-Votes                         0

         Eugene A. Menden:
         For                      14,823,652 shares
         Withheld                    800,331 shares
         Abstained                                0
         Broker Non-Votes                         0


Amendment of Equity Incentive Plan:

         For                      10,194,611 shares
         Against                   3,912,232 shares
         Abstained                    33,013 shares
         Broker Non-Votes          1,484,127 shares

     Further information concerning these matters, including the names of the directors whose terms continued after the meeting, is contained in the Company's Proxy Statement dated April 15, 1998 with respect to the 1998 Annual Meeting of Shareholders.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

                  See the Exhibit Index following the Signature page in this report, which is incorporated herein by reference.

                  A Restated Financial Data Schedule for American Medical Security Group, Inc. for the six months ended June 30, 1997, which was inadvertently omitted from the original filing of this Form 10-Q, is filed herewith. In addition, an amended Restated Financial Data
         Schedule for the nine months ended September 30, 1997 is filed herewith. A Restated Financial Data Schedule for the three months ended March 31, 1997, is not required to be filed because the adoption of SFAS No. 128 at December 31, 1997 did not result in a change in reported earnings per share data for the three months ended March 31, 1997.

         (b)      REPORTS ON FORM 8-K

                  No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.


DATE:  December 30, 1998
       -----------------

                       AMERICAN MEDICAL SECURITY GROUP, INC.


                       /s/ Gary D. Guengerich
                       -------------------------------------
                       Gary D. Guengerich
                       Executive Vice President and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer and duly authorized to sign on behalf of the Registrant)



                      AMERICAN MEDICAL SECURITY GROUP, INC.
                                    ("AMSG")
                          (COMMISSION FILE NO. 1-13154)
                                  EXHIBIT INDEX
                                       TO
                           FORM 10-Q QUARTERLY REPORT
                         FOR QUARTER ENDED JUNE 30, 1998

                                                            INCORPORATED HEREIN                   FILED
EXHIBIT NO.          DESCRIPTION                            BY REFERENCE TO                       HEREWITH

10.1                 United Wisconsin Services, Inc.                                                 X
                     Equity Incentive Plan, as revised
                     effective July 1, 1998

10.2                 Acquisition Agreement between United                                            X
                     Wisconsin Services, Inc. and
                     Victoria Hekkers dated July 2, 1998

10.3                 United Wisconsin Services, Inc. 1992                                            X
                     Stock Appreciation Rights Plan
                     (Adopted July 1, 1998)

10.4                 1995 Director Stock Option Plan of                                              X
                     United Wisconsin Services, Inc. (As
                     Amended July 24, 1998)

27.1                 Financial Data Schedule                                                         X

27.2                 Restated Financial Data Schedule                                                X*
                     (six months ended 6/30/97)

27.3                 Amended Restated Financial Data                                                 X*
                     Schedule (nine months ended 9/30/97)




-------------

         *Filed with Amendment No. 1.