Form 10-K405
period 1998-12-31
AMERICAN MEDICAL SECURITY GROUP INC
filed 1999-03-26
CIK 878897

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------

                                    FORM 10-K

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

         For the transition period from ________________ to __________________


                         COMMISSION FILE NUMBER 1-13154

                      AMERICAN MEDICAL SECURITY GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

       WISCONSIN                                         39-1431799
(State of incorporation)                    (I.R.S. Employer Identification No.)

         3100 AMS BOULEVARD
        GREEN BAY, WISCONSIN                                            54313
(Address of principal executive offices)                              (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:   (920) 661-1500
SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

   TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Stock, no par value                      New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

     As of February 28, 1999, there were issued and outstanding 16,653,222 shares of Common Stock. The aggregate market value of the shares of such stock held by non-affiliates of the registrant was $149,535,310 as of the same date, assuming solely for purposes of this calculation that all directors and executive officers of the Registrant are "affiliates." This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                       DOCUMENTS INCORPORATED BY REFERENCE
     Portions of American Medical Security Group, Inc. Proxy Statement dated
                            April 14, 1999 (Part III)

================================================================================

                      AMERICAN MEDICAL SECURITY GROUP, INC.
                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K
                      For the Year Ended December 31, 1998


                                                                            PAGE

PART I

Item 1   Business..............................................................3
Item 2   Properties............................................................9
Item 3   Legal Proceedings....................................................10
Item 4   Submission of Matters to a Vote of Security Holders..................10
Executive Officers of the Registrant..........................................10

PART II

Item 5   Market for Registrant's Common Equity and Related Stockholder
         Matters..............................................................11
Item 6   Selected Financial Data..............................................12
Item 7   Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................13
Item 7A  Quantitative and Qualitative Disclosures About Market Risk ..........21
Item 8   Financial Statements and Supplementary Data..........................22
Item 9   Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure.................................................44

PART III

Item 10  Directors and Executive Officers of the Registrant...................44
Item 11  Executive Compensation...............................................44
Item 12  Security Ownership of Certain Beneficial Owners and Management.......44
Item 13  Certain Relationships and Related Transactions.......................44

PART IV

Item 14  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....44
          Schedule II -  Condensed Financial Information of Registrant........46
          Schedule III - Supplementary Insurance Information..................49
          Schedule IV - Reinsurance...........................................50
          Schedule V - Valuation and Qualifying Accounts......................51
Signatures....................................................................52
Exhibit Index...............................................................EX-1

                                     PART I

ITEM 1.  BUSINESS

FORWARD LOOKING STATEMENTS

     A number of forward looking statements are included in this document. When used, the terms "anticipate", "believe", "estimate", "expect", "objective", "plan", "project" and similar expressions are intended to identify forward looking statements. Forward looking statements are subject to inherent risks, uncertainties and assumptions that may cause actual results or events to differ materially from those that are described. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that may cause actual results or events to differ are described in "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

GENERAL

     American Medical Security Group, Inc. is a leading marketer of individual and small employer group health care benefits and other insurance products. The Company's principal product offering is small group health insurance. The Company also offers individual and large group health insurance and group life, dental, prescription drug, disability and accidental death insurance. See the Company's Notes to Consolidated Financial Statements, Note 13 "Segments of the Business" for information concerning the Company's two reportable segments: health insurance products (which accounted for 93% of the Company's revenue for the year ended December 31, 1998) and life insurance products.

     The Company's products are sold through independent licensed agents in 33 states and the District of Columbia. The Company specializes in providing health care benefits and other insurance products designed to maximize choice and control costs in a compassionate environment. The Company principally markets health benefit products that provide discounts to insureds that utilize preferred provider organizations ("PPOs"). PPO plans differ from health maintenance organization ("HMO") plans in that they typically provide a wider choice of health professionals, fewer benefit restrictions and increased access to specialists at a somewhat higher premium cost.

     American Medical Security Group, Inc. is a Wisconsin corporation organized in 1983. As used herein, the terms "the Company" or "AMSG" include American Medical Security Group, Inc. and its subsidiaries. The Company's principal executive offices are located at 3100 AMS Boulevard, Green Bay, Wisconsin 54313 and its telephone number at that address is (920) 661-1500.

     Prior to and for most of the year 1998, the business of the Company, then known as "United Wisconsin Services, Inc.", consisted of two main components: the small group health business, and the managed care and specialty products business. Prior to December 1996, the small group health business consisted primarily of individual and small group health insurance written through a joint venture with American Medical Security Group, Inc., a Delaware corporation ("Old AMS"). During that time, the Company owned approximately 12% of the issued and outstanding shares of Old AMS. The Company underwrote all of the individual and small group health insurance marketed, produced and administered by Old AMS and ceded back to Old AMS approximately 50% of the individual and small group health insurance written by the Company through the joint venture. On December 3, 1996, Old AMS merged with and into the Company. The small group health insurance business of the Company was then combined with that of Old AMS in a wholly owned subsidiary of the Company.

     On September 11, 1998, the Company contributed all of its subsidiaries comprising the managed care and specialty products business to a newly created subsidiary named "Newco/UWS, Inc.", a Wisconsin corporation ("Newco/UWS"). On September 25, 1998, the Company spun off the managed care and specialty products business through a distribution of 100% of the issued and outstanding shares of common stock of Newco/UWS to the Company's shareholders of record as of September 11, 1998, (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Accomplishments -- Spin-off").

The Company then adopted its current name of "American Medical Security Group, Inc." and Newco/UWS changed its name to "United Wisconsin Services, Inc." Since the spin-off, the business of the Company consists solely of the Company's small group health insurance business.

PRODUCTS

     The Company is a leading marketer of health care benefits and other insurance products tailored to meet the varied health benefits needs of its primary markets, including: groups with two to 99 employees; groups that choose to self-fund their health benefits; and families and individuals. The Company specializes in providing health care benefits and other insurance products designed to maximize choice and control costs.

     The Company customizes employee benefit packages for businesses through IT'S YOUR CHOICE, an option that allows businesses to present employees multiple medical plans in a single package. For example, this strategy allows an employer with four employees to select four different and distinct medical plans, one for each employee. Although the premium cost of the plans may vary, the ability to offer different plans is without additional cost to the employer. With the Company's self-funded products, employers and their employees have access to PPO networks, but the sponsoring employer generally bears a significant portion of the financial risk associated with providing the health care. Through its MEDONECHOICE product, the Company provides coverage for individuals and families that is designed to fit various lifestyles and budgets. The Company provides insureds and plan participants with personal customer service 24 hours a day, 365 days a year. In addition, through the Company's wholly owned subsidiary, Nurse Healthline, Inc., insureds and plan participants have access to a 24-hour medical information line staffed by registered nurses. This confidential telephone health advisory service provides information about health conditions, medications, cost-effective treatments and the location of network providers.

     The Company augments its core business with a select line of complementary products and services. Ancillary benefits include group dental, group short-term disability, group term life and accidental death, and dependent life insurance. Voluntary dental and term life insurance products may be elected by employees with no minimum participation or employer contribution requirements. The PREMIUM ONLY PLAN, a Section 125 cafeteria plan allowing pretax deduction of medical insurance premiums, is offered at no cost to fully insured groups with two or more employees. Section 125 facilitation of pretax deduction of dependent care and unreimbursed medical expenses is also available. Additionally, the Company offers COBRA administration services to groups subject to regulations of the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended.

MARKETING

     The Company markets its employer group products and individual products in 33 states and the District of Columbia. Significant factors influencing an employer's selection of the Company's products include flexibility of plan design, choice and scope of benefits, quality of service, price, and the quality of relationships with their agents.

     Product sales are conducted exclusively through independent licensed agents. As of December 31, 1998, the Company marketed products through approximately 32,000 independent agents. Independent agents are paid commissions on new and renewal sales. The Company offers an attractive benefit and service package to agents, creating an environment as an "agent friendly" company.

     The leading states with respect to direct premium during 1998 were Florida, Texas, Illinois, Michigan and Wisconsin, which accounted for 51% of the Company's premium revenue. For the year ended December 31, 1998, the top ten employer groups in the aggregate accounted for approximately 1% of the premium on business sold by the Company.

     The Company divides its sales territory into two regions, each of which is the responsibility of a Regional Vice President ("RVP"). The RVPs work with approximately 120 sales managers located in offices throughout the United States in coordinating the Company's sales and marketing efforts. Additionally, through an agreement with the Principal Life Insurance Company ("Principal"), regional sales managers of Principal's Old Northwest Agent distribution network assume responsibility for product sales in four states.

PROVIDERS

     The Company uses over 65 commercial provider networks in 33 states and the District of Columbia. A master "payor" agreement is in place for each provider network that allows the Company to access the provider contracts for its PPO and exclusive provider organization products. These networks are made available to fully insured products as well as the Company's self-funded product offerings.

     The Company also owns and operates a commercial PPO network that includes providers in Texas, Florida, Iowa, Nebraska, Wisconsin, Arizona, North Dakota and South Dakota. Approximately 23% of the Company's business was conducted through this network for the year ended December 31, 1998. This network services the Company business and is also offered to other insurers and third party administrators. This provides additional revenue to the Company and increases the volume of business used to leverage provider contract pricing concessions which are largely volume related. The Company believes there is great value in owning provider networks in select markets as a way to directly interact with the provider networks as well as to effectively conduct its medical management initiatives.

COST CONTAINMENT

     The Company provides medical management services to all of its clients either directly or through its contracted networks. The Company's utilization review program is accredited to meet national standards to ensure services are provided at the appropriate level and meet members needs. Case management is performed by Company staff with the assistance of a combination of internally developed and commercially purchased software packages used to prompt, guide and record medical management decisions. In addition, the Company has developed a series of software programs that enhance its medical management effort.

     The Company has developed a high risk maternity program through a software application using claims data and clinical methodologies. Staff registered nurses classify all recognized pregnancies as to their potential risk of complications. Nurses contact expectant mothers and provide them with educational materials, reinforce compliance with medical treatment plans and provide guidance toward efficient use of provider resources. The Company has also developed a demand management telephonic service called Nurse Healthline. Company insureds and plan participants can access Nurse Healthline nurses 24 hours a day, seven days a week. By using a computerized algorithm based system, the nurses are able to gauge the severity of the problem and assist the insured in making an informed health care decision.

MANAGEMENT INFORMATION SYSTEMS

     The Company's medical, dental, life, and short-term disability products use custom built, integrated management information systems for all administrative processing tasks. These systems include underwriting, billing, enrollment, claims processing, utilization management, sales reporting, network analysis and service and status reporting. These systems support all products and provider arrangements. The management information systems handle electronic receipt of claims, referrals and eligibility with networks and providers. The systems support both fully insured and self-funded administrative needs.

     The Company regularly evaluates, upgrades, and enhances the management information systems that support its operations. An artificial intelligence system is used for claims processing, eligibility and enrollment tasks. In addition to electronic receipt of information, the Company's systems can also electronically scan and image documents. The Company uses extensive personal computer-based network and software solutions that are integrated with its mainframe system, which allows for its continuous enhancement with technology upgrades and other software solutions.

     The Company has completed a significant portion of its initiative to assess, correct or reprogram, and test its computer systems for Year 2000 compliance. The Company believes that the Year 2000 issue will not pose significant operational problems for its computer systems. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000" for a complete discussion of Year 2000 matters, including factors that could affect Year 2000 costs and consequences.

RECENT ACQUISITIONS

     In October 1997, the Company acquired, via assumption reinsurance, most of the individual and small group health insurance business previously underwritten by Pan American Life Insurance Company ("Pan American") of New Orleans,
Louisiana. Approximately 74,000 members were acquired with this block of business.

     In May 1998, the Company reached an agreement with Pan American to assume most of its remaining domestic health insurance business effective July 1998, which resulted in an additional 80,000 members at the time of acquisition.

     In October 1998, the Company reached an agreement with Continental Assurance Company ("CNA") to acquire the majority of CNA's fully insured employer group health business effective January 1, 1999. This block of business covered approximately 75,000 fully insured medical members as of January 1, 1999.

COMPETITION

     The small group health care product market is highly competitive. The major competition for the Company's products comes from national and regional firms with a specific focus on the small group market. Many of the Company's competitors have larger memberships in local markets or greater financial resources. The small group, agency-controlled market is price sensitive, and the business is put out for bid more frequently than larger group business. In addition, because most of the Company's products are marketed exclusively through independent agencies, most of which represent more than one company, the Company experiences competition within each agency. The Company and other insurers in the small group health care product market compete primarily on the basis of responsiveness to user demands, price, diversity of product offerings, quality of service, strength of provider networks, reputation and quality of agency relations.

REINSURANCE

     The Company has entered into a variety of reinsurance arrangements under which it (i) cedes business to other insurance companies to mitigate large claim risk, and (ii) accepts risk on a quota share basis from other insurance carriers.

     The Company cedes, through excess of loss arrangements, certain of its risks on the small group health business and life business. This reinsurance allows for greater diversification of risk to control exposure to potential losses arising from large claims. In addition, it permits the Company to enhance its premium and asset growth while maintaining favorable risk-based capital ratios. All excess of loss reinsurers with which the Company contracts are rated "A- (Excellent)" or better by A.M. Best.

     In addition, in connection with certain acquisitions and other business, the Company assumes risk from other insurance carriers on both an assumption and a "quota share" basis. Under assumption reinsurance, the Company becomes directly responsible to insureds for business previously written by the ceding carrier. Quota share reinsurance is a contractual arrangement whereby the reinsurer assumes an agreed percentage of certain risks insured by the ceding insurer and shares premium revenue and losses proportionately. Quota share reinsurance is being used by the Company as part of a vehicle to acquire certain business from other insurance carriers and allows the Company to assume insurance risk in certain jurisdictions.

INVESTMENTS

     The Company attempts to minimize its business risk through conservative investment policies. Investment guidelines set quality, concentration and return parameters. Individual fixed income issues must carry an investment grade rating at the time of purchase, with an ongoing average portfolio rating of "A-" or better, based on ratings of Standard & Poor's Corporation or another nationally recognized securities rating organization. The Company invests in securities authorized by applicable state laws and regulations and follows investment policies designed to maximize yield, preserve principal and provide liquidity. The Company's portfolio contains no investments in mortgage loans, non-publicly traded securities (except for principal only strips of U.S. Government securities), real estate held for investment or financial derivatives.

     With the exception of short-term investments and securities on deposit with various state regulators, investment responsibilities have been delegated to external investment managers. Such investment responsibilities, however, must be carried out within the investment parameters established by the Company, which are amended from time to time. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Market Risk Exposure" and the Company's Notes to Consolidated Financial Statements, Note 4, "Investments," for additional information on the Company's investments.

REGULATION

     Government regulation of employee benefit plans, including health care coverage and health plans, is a changing area of law that varies from jurisdiction to jurisdiction and generally gives responsible state and federal administrative agencies broad discretion. The Company strives to maintain compliance in all material respects with the various federal and state regulations applicable to its current operations. To maintain such compliance, it may be necessary for the Company or a subsidiary to make changes from time to time in its services, products, structure or operations. Additional governmental regulation or future interpretation of existing regulations could increase the cost of the Company's compliance or otherwise affect the Company's operations, products, profitability or business prospects.

     The Company is unable to predict what additional government regulations, if any, affecting its business may be enacted in the future or how existing or future regulations might be interpreted. Most jurisdictions have enacted small group insurance and rating reforms which generally limit the ability of insurers and health plans to use risk selection as a method of controlling costs for small group business. These laws may generally limit or eliminate use of pre-existing condition exclusions, experience rating and industry class rating, and limit the amount of rate increases from year to year. Under these laws, cost control through provider contracting and managing care may become more important, and the Company believes its experience in these areas will allow it to compete effectively. The Company regularly monitors state and federal legislative and regulatory activity as it affects the Company's business. The Company does this directly and through various trade associations to which it belongs.

     In 1997, federal legislation significantly expanded federal regulation of group health plans and health care coverage. The new laws placed restrictions on the use of pre-existing conditions and eligibility restrictions based upon health status, and prohibited cancellation of coverage due to claims experience or health status. Federal reform also prohibits insurance companies from declining coverage to small employers. Additional federal laws that took effect in 1998 include prohibitions against separate, lower dollar maximums for mental health benefits and requirements relating to minimum coverage for maternity inpatient hospitalization. Many requirements of the federal legislation are similar to small group reforms that have been in place for many years. The Company expects to be able to utilize and expand upon the cost control measures initiated as a result of small group reform.

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

     INSURANCE REGULATION

     The Company's insurance subsidiaries are subject to regulation by various insurance regulatory bodies in each state in which the respective entities are licensed. Regulatory authorities exercise extensive supervisory power over insurance companies in regard to (i) the licensing of insurance companies; (ii) the amount of reserves which must be maintained; (iii) the approval of forms and insurance policies used; (iv) the nature of, and limitation on, an insurance company's investments; (v) periodic examination of the operations of insurance companies; (vi) the form and content of annual financial statements and other reports required to be filed on the financial condition of insurance companies;
(vii) the  establishment of capital  requirements for insurance  companies;  and
(viii) transactions with affiliates and changes in control. The Company's insurance company subsidiaries are required to file periodic statutory financial statements in each jurisdiction in which they are licensed. Additionally, such companies are periodically examined by the insurance departments of the jurisdiction in which they are licensed to do business.

     The National Association of Insurance Commissioners ("NAIC") has adopted Risk-Based Capital ("RBC") requirements for life and health insurers to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks associated with: (i) asset quality; (ii) mortality and morbidity; (iii) asset and liability matching; and (iv) other business factors. The RBC formula is used by state insurance regulators to monitor trends in statutory capital and surplus for the purpose of initiating regulatory action. The Company has calculated the risk-based capital for its life insurance subsidiaries as of December 31, 1998, using the applicable RBC formula. These calculations produced risk-based capital levels which substantially exceed the levels at which the RBC formulas recommend intervention by regulatory authorities.

     Dividends paid by the Company's insurance subsidiaries to the Company are limited by state insurance regulations. The insurance regulator in the insurer's state of domicile may disapprove any dividend which, together with other dividends paid by an insurance company in the prior 12 months, exceeds the regulatory maximum as computed for the insurance company based on its statutory surplus and net income. Based upon the financial statements of the Company's insurance subsidiaries as of December 31, 1998, as filed with the insurance regulators, the aggregate amount available for the payment of dividends to the Company by its subsidiaries in 1999 without regulatory approval is $18.3 million.

     INSURANCE HOLDING COMPANY REGULATIONS

     The Company is an insurance holding company system under applicable state laws. As such, the Company's insurance subsidiaries are subject to regulation under state insurance holding company laws and regulations in each respective state of domicile. Such insurance holding company laws and regulations generally require annual registration with the state departments of insurance and the filing of certain reports describing capital structure, ownership, financial condition, certain intercompany transactions and general business operations. Various notice and reporting requirements generally apply to transactions between companies within an insurance holding company system, depending on the size and nature of the transactions. Certain state insurance holding company laws and regulations require prior regulatory approval or, in certain circumstances, prior notice of certain material intercompany transactions. Acquisition of control of an insurance company requires the prior approval of state regulators in the insurer's state of domicile and sometimes other jurisdictions as well. Acquisition of a controlling interest of the Company would constitute an acquisition of a controlling interest in each of its insurance subsidiaries. Under applicable state law, control is presumed to exist when greater than 10% of a company's shares are controlled by an entity.

     TPAS

     Certain subsidiaries of the Company are also licensed as third-party administrators ("TPAs") in states where such licensing is required for their activities. TPA regulations, although differing greatly from state to state, generally contain certain required administrative procedures, periodic reporting obligations and minimum financial requirements.

     PPOS

     Certain of the Company's subsidiaries' operations may be subject to PPO or managed care laws and regulations in certain states. PPO and managed care regulations generally contain requirements pertaining to provider networks, provider contracting, and reporting requirements that vary from state to state. In some cases the regulated activities are delegated by the Company's subsidiaries to a third party. In cases where activities are delegated, the Company's subsidiaries must monitor the activities of the third party for compliance with the laws and regulations.

     UTILIZATION REVIEW REGULATIONS

     A number of states have enacted laws and/or adopted regulations governing the provision of utilization review activities. Generally, these laws and regulations require compliance with specific standards for the performance of utilization review services including confidentiality, staffing, appeals and reporting requirements. Some of these laws and regulations may affect certain operations of the Company's subsidiaries. In some cases the regulated activities are delegated by the Company's subsidiaries to a third party. In cases where activities are delegated, the Company's subsidiaries must monitor the activities of the third party for compliance with the laws and regulations.

     ERISA

     The provision of goods and services to or through certain types of employee health benefit plans is subject to the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). ERISA is a complex set of laws and regulations that are subject to periodic interpretation by the United States Department of Labor and the Internal Revenue Service. ERISA governs how the Company's business units may do business with employers whose employee benefit plans are covered by ERISA, particularly employers that self fund such plans. There recently have been legislative attempts to limit ERISA's preemptive effect on state laws. If such limitations were to be enacted, they might increase the Company's liability exposure under state law-based suits relating to employee health benefits offered by the Company's health plans and may permit greater state regulation of other aspects of those businesses' operations.

EMPLOYEES

     As of December 31, 1998, the Company had 2,080 employees, 290 of whom were managerial and supervisory personnel and 147 of whom were part-time employees. None of these employees are represented by a union. The Company considers its relations with its employees to be good.

TRADEMARKS

     The phrase ITS YOUR CHOICE is a federally registered service mark of the Company. The Company has filed for and maintains various other service marks, trademarks and trade names at the federal level and in various states. Although the Company considers its registered service marks, trademarks and trade names important in the operation of its business, the business of the Company is not dependent on any individual service mark, trademark or trade name.

ITEM 2:  PROPERTIES

     The Company's headquarters are located in Green Bay, Wisconsin, in a 390,000 square foot office building owned by the Company. The Company also leases property at approximately 50 locations throughout the United States for its field sales and provider network offices.

ITEM 3:  LEGAL PROCEEDINGS

     The Company is involved in various legal and regulatory actions occurring in the normal course of its business. In the opinion of management, adequate provision has been made for losses which may result from these actions and, accordingly, the outcome of these matters is not expected to have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company, who are elected for one year terms, are as follows:

      Name            Age                     Title
Samuel V. Miller       53    Chairman of the Board, President and Chief
                             Executive Officer
Edward R. Skoldberg    49    Executive Vice President and Chief Operating
                             Officer
Gary D. Guengerich     53    Executive Vice President, Chief Financial Officer
                             and Treasurer
Timothy J. Moore       47    Senior  Vice  President  of  Corporate  Affairs,
                             General  Counsel  and Secretary
Christopher N. Earl    45    Senior Vice President of Sales and Marketing
Clifford A. Bowers     47    Vice President, Corporate Communications
Scott B. Westphal      36    Vice President and Chief Actuary
John R. Wirch          45    Vice President, Human Resources

     Samuel V. Miller has been Chairman of the Board, President and Chief Executive Officer of the Company since September 1998. Prior to that time, he was an Executive Vice President of the Company since December 1995. Mr. Miller has also served as President and Chief Executive Officer of American Medical Security Holdings, Inc. ("AMS Holdings") since October 1996. During 1994 and 1995, Mr. Miller was a member of the executive staff planning group with the Travelers Group, serving as Chairman and Group Chief Executive of National Benefit Insurance Company and Primerica Financial Services Ltd. of Canada. Prior to 1994, Mr. Miller spent 10 years as President and Chief Executive Officer of American Express Life Assurance Company.

     Edward R. Skoldberg has been Executive Vice President and Chief Operating Officer of the Company since September 1998. He also served in such capacity with AMS Holdings since November 1996. Prior to that time, he was a Senior Vice President with Time Insurance from August 1995 to November 1996. From 1988 to 1995, Mr. Skoldberg was a Vice President with Empire Blue Cross Blue Shield in New York City.

     Gary D. Guengerich has been Executive Vice President, Chief Financial Officer and Treasurer of the Company since September 1998. He also served in such capacity with AMS Holdings since November 1997. Prior to that time, Mr. Guengerich was Senior Vice President and Comptroller of First Colony Life Insurance since 1981.

     Timothy J. Moore has been Senior Vice President of Corporate Affairs, General Counsel and Corporate Secretary of the Company since September 1998. He also served in such capacity with AMS Holdings since March 1997. Prior to that time, Mr. Moore was a partner with the national law firm of Katten Muchin & Zavis, practicing at the firm from 1987 to 1997.

     Christopher N. Earl has been Senior Vice President of Sales and Marketing since February 1999. Prior to joining the Company, he held various senior management positions, including Regional Vice President of Sales, with United Healthcare Corporation from 1993 to 1999. From 1989 to 1993, Mr. Earl held senior marketing positions with Prudential Insurance Company of American.

     Clifford A. Bowers has been Vice President of Corporate Communications of the Company since September 1998. He also served in such capacity with American Medical Security, Inc. ("AMS Inc.), a subsidiary of the Company, since October 1997. From 1988 to 1997, Mr. Bowers was Director of Communications with Fort Howard Corporation (a paper manufacturer that subsequently merged with James River Corporation).

     Scott B. Westphal has been Vice President and Chief Actuary of the Company since September 1998. He also served in such capacity with AMS Holdings and/or AMS Inc. since December 1994. Prior to that time, Mr. Westphal was Manager of Actuarial Services for AMS Inc. for seven years.

     John R. Wirch has been Vice President of Human Resources of the Company since September 1998. He also served in such capacity with AMS Holdings and/or AMS Inc. since February 1996. Prior to that time, Mr. Wirch was Vice President of Human Resources for Little Rapids Corporation (a manufacturer of specialty papers) from 1993 to 1996, having served as Director of Human Resources of Little Rapids Corporation from 1980 to 1993.


                                     PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Common Stock of the Company is traded on the New York Stock Exchange ("NYSE") under the symbol "AMZ". Prior to September 14, 1998, the Common Stock was traded on the NYSE under the symbol "UWZ". The following table sets forth the per share high and low sales prices for the Common Stock as reported on the NYSE for the periods indicated and the cash dividends paid per share for those periods. Stock prices prior to the September 25, 1998 are not adjusted to reflect the spin-off.

                                                                                                 Cash
                                                                                              Dividends
                                                                  High            Low            Paid
                                                             --------------- -------------- ---------------

Year Ended December 31, 1998
    First Quarter                                                $33.38          $25.50          $0.12
    Second Quarter                                                33.19           28.38           0.12
    Third Quarter                                                 28.38            8.56           0.12
    Fourth Quarter                                                15.06            6.38            -


Year Ended December 31, 1997
    First Quarter                                                $26.75          $21.25          $0.12
    Second Quarter                                                37.88           24.63           0.12
    Third Quarter                                                 36.63           28.81           0.12
    Fourth Quarter                                                31.94           24.25           0.12


     The Company does not expect to pay any cash dividends in the foreseeable future and intends to employ its earnings in the continued development of its business. Future dividend policy will depend on the Company's earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors.

     As of March 1, 1999, there were 287 shareholders of record of Common Stock. Based on information obtained from the Company's Transfer Agent and from participants in security position listings and otherwise, the Company has reason to believe there are approximately 3,300 beneficial owners of shares of Common Stock.

ITEM 6:  SELECTED FINANCIAL DATA.

     The following selected financial data as of and for the years ended December 31, 1994, through 1998 has been derived from the Company's consolidated financial statements. The following data should be read in conjunction with the Company's Consolidated Financial Statements, the related notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                         As of and for the years ended December 31,
                                               ---------------------------------------------------------------
                                                 1998(b)       1997        1996(a)       1995        1994
                                               ------------ ------------ ------------ ----------- ------------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA:
Revenues:
  Health service revenues:
     Premium revenue                            $  914,017   $  957,204   $  596,099   $ 506,349   $  375,955
     Net investment income                          24,220       24,071       24,570      31,186        5,589
     Other revenue                                  22,632       24,249        2,935           -            -
                                               ------------ ------------ ------------ ----------- ------------
          Total revenues                           960,869    1,005,524      623,604     537,535      381,544

Expenses:
  Medical and other benefits                       691,767      733,491      472,319     399,449      250,034
  Selling, general and administrative              242,073      252,160      157,136     135,052       96,862
  Interest                                           7,691        9,311        4,325       3,483        3,487
  Amortization of goodwill and other
     intangibles                                     8,781        7,975          670           -            -
  Write-off of intangible assets and related
     charges                                        15,453            -            -           -            -
                                               ------------ ------------ ------------ ----------- ------------
        Total expenses                             965,765    1,002,937      634,450     537,984      350,383
                                               ------------ ------------ ------------ ----------- ------------
  Income (loss)  from continuing
     operations, before income taxes                (4,896)       2,587      (10,846)       (449)      31,161
  Income tax expense (benefit)                      (1,868)       1,032       (4,140)       (728)      11,231
                                               ------------ ------------ ------------ ----------- ------------
  Income (loss) from continuing operations          (3,028)       1,555       (6,706)        279       19,930
  Income from discontinued operations, less
     applicable income taxes                        10,003       16,595       16,909       6,094       12,833
                                               ------------ ------------ ------------ ----------- ------------
  Net income                                    $    6,975   $   18,150   $   10,203   $   6,373   $   32,763
                                               ============ ============ ============ =========== ============

  Earnings per common share - basic
     Continuing operations                      $    (0.18)  $     0.10   $    (0.52)  $    0.02   $     1.71
     Discontinued operations                          0.60         1.01         1.31        0.48         1.11
                                               ------------ ------------ ------------ ----------- ------------
  Net income per common share                   $     0.42   $     1.11   $     0.79   $    0.50   $     2.82

  Earnings per common share - diluted
     Continuing operations                      $    (0.18)  $     0.10   $    (0.52)  $    0.02   $     1.71
     Discontinued operations                          0.60         1.00         1.31        0.48         1.11
                                               ------------ ------------ ------------ ----------- ------------
  Net income per common share                   $     0.42   $     1.10   $     0.79   $    0.50   $     2.82

  Weighted average common shares outstanding        16,559       16,423       12,892      12,551       11,601
  Cash dividends per common share                     0.36         0.48         0.48        0.48         0.48

BALANCE SHEET DATA:
  Cash and investments                          $  309,562   $  316,858   $  335,839   $ 402,711   $  305,624
  Total assets                                     498,722      648,136      693,278     580,121      460,662
  Notes payable                                     55,064      124,578      125,788     109,898       44,960
  Total shareholders' equity                       266,451      326,377      313,655     212,411      171,705

(a)  Includes the operations of American Medical Security Group, Inc. since December 3, 1996, the date of acquisition.
(b)  Discontinued  operations  includes  the  operations  of  Newco/UWS  through September 25, 1998, the spin-off  distribution date.  Continuing operations includes  interest on debt assumed by Newco/UWS through September 11, 1998, the effective date of the spin-off.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     American Medical Security Group, Inc., formerly known as United Wisconsin Services, Inc., together with its subsidiary companies ("AMSG" or the "Company"), is a provider of life and health insurance products for individuals and employer groups. The Company's principal product offering is small group health insurance. It also sells individual and large group health insurance and group life, dental, prescription drug, disability and accidental death insurance. The Company's products are actively marketed in 33 states and the District of Columbia through independent agents. The Company's products generally provide discounts to insureds that utilize preferred provider organizations ("PPOs"). The average group size is eight lives.

HISTORY

     Prior to and for most of the year 1998, the business of the Company, then known as "United Wisconsin Services, Inc.", consisted of two main components: the small group business and the managed care and specialty business. Prior to December 1996, the small group business consisted primarily of individual and small group insurance written through a joint venture with American Medical Security Group, Inc., a Delaware corporation ("Old AMS"). During that time, the Company owned approximately 12% of the issued and outstanding shares of Old AMS. The Company underwrote all of the individual and small group insurance marketed, produced and administered by Old AMS and ceded back to Old AMS approximately 50% of the individual and small group insurance written by the Company through the joint venture. On December 3, 1996, Old AMS merged with and into the Company.

     On September 11, 1998, the Company contributed all of its subsidiaries comprising the managed care and specialty business to a newly created subsidiary named "Newco/UWS, Inc.", a Wisconsin corporation ("Newco/UWS"). On September 25, 1998, the Company spun off the managed care and specialty business through a distribution of 100% of the issued and outstanding shares of common stock of Newco/UWS to the Company's shareholders of record as of September 11, 1998 (see Spin-off below). The Company thereupon adopted its current name of "American Medical Security Group, Inc." and Newco/UWS changed its name to "United Wisconsin Services, Inc." After the spin-off, the business of the Company consists solely of the Company's small group insurance business. The Consolidated Financial Statements included hereafter report the Company's managed care and specialty business as discontinued operations. The continuing operations of the Company as reported herein reflect the historical small group insurance portion of the Company's business. Certain portions of Management's Discussion and Analysis discuss pro forma information for 1996 reporting selected financial information as if the business of Old AMS were a part of the Company's business for the entire year of 1996.

ACCOMPLISHMENTS

     SPIN-OFF

     On September 25, 1998, the Company completed the separation of its managed care and specialty business through the spin-off of Newco/UWS to the Company's shareholders on a share-for-share basis. The intent of the spin-off was to allow both companies to operate more effectively. Management believes that the separation should afford each company increased marketing, joint venture and acquisition opportunities.

     The net assets of Newco/UWS consisted of assets and liabilities of the managed care and specialty management business along with $70.0 million in debt that was assumed by Newco/UWS in conjunction with the spin-off. The Company obtained a private letter ruling from the Internal Revenue Service to the effect that the spin-off qualifies as tax-free to the Company, Newco/UWS and the Company's shareholders (see Newco/UWS Form 10 for more details).

     As a result of the spin-off, the revenues and expenses, assets and liabilities, and cash flows of the managed care and specialty business have been classified as discontinued operations in the consolidated financial statements.

Accordingly, the discussions of continuing operations to follow reflect only the operations of the Company's health and life products.

     TURNAROUND

     After experiencing major operating losses in 1995 and 1996, a new management team for the small group business was appointed, headed by Samuel V. Miller, President and Chief Executive Officer. Management implemented a turnaround strategy to return the small group business to profitability. Actions taken included the termination of unprofitable business, enhancement of network management, significant repricing of business and the initiation of a medical management process. These actions reduced the health loss ratio from 80.3% (pro forma) in 1996 to 77.5% in 1997 and 76.7% in 1998. Management also implemented cost saving measures, including a reduction in personnel, the automation of claim payments and increased productivity which caused the health expense ratio to decline from 24.2% (pro forma) in 1996 to 23.0% in 1997. During 1998, the health expense ratio increased to 23.9% due primarily to investments in the Company's distribution channel, costs related to the Year 2000 project and higher commissions resulting from a change in product mix. Management's efforts have resulted in a significant increase in income from continuing operations from a pro forma loss of $25.1 million in 1996 to income of $8.9 million and $8.4 million in 1997 and 1998, respectively, excluding non-recurring items and interest on debt assumed by Newco/UWS.

     ACQUISITIONS

     The Company continues to actively seek opportunities for growth through acquisition. Management believes that as industry consolidation occurs, the Company is in a position to take advantage of its operational efficiencies. During 1997 and 1998, the Company acquired the following blocks of business:

     - In the fourth quarter of 1997 the Company acquired most of the individual and small group health insurance business of Pan American Life Insurance Company ("Pan American"). Approximately 74,000 members were acquired with the acquisition of this block of business.
     - On May 7, 1998, the Company reached an agreement with Pan American to assume most of their remaining domestic health insurance business effective July 1, 1998, which resulted in an additional 80,000 members at the time of acquisition.
     - On October 15, 1998, the Company reached an agreement with Continental Assurance Company ("CNA") to acquire the majority of CNA's fully insured employer group health business effective January 1, 1999. Management estimates the book of business covered approximately 75,000 fully insured medical members as of January 1, 1999.

     Management continues to evaluate potential targets for acquisition.

     MEMBERSHIP

     Membership increased to 636,238 at December 31, 1998, from 623,727 at the end of 1997. New sales grew each quarter during 1998 from 16,800 new members in January to 27,800 by December. In addition, the acquisition in July of the second Pan American block of business added approximately 46,000 members as of December 31,1998.

     At the same time, the Company continued to take necessary steps to improve profitability through rate increases and exiting certain markets. By the end of 1998, new sales growth combined with slower terminations caused the membership in force to begin to grow.

     The following is a table reflecting the quarterly membership in force:

                       1997:
                           Fourth Quarter             623,727
                       1998:
                           First Quarter              594,585
                           Second Quarter             577,520
                           Third Quarter              624,456
                           Fourth Quarter             636,238

     TANGIBLE BOOK VALUE

     The tangible book value at December 31, 1998, increased to $8.95 per share compared to $8.02 at December 31, 1997. Tangible book value is computed by taking shareholders' equity adjusted by net gain (loss) on available for sale investments, less goodwill and other intangibles over end-of-period shares outstanding.

NON-RECURRING ITEMS

     The Company's distribution system asset was acquired in 1996 as part of the merger with Old AMS. During 1997 and 1998, the Company experienced significant turnover of sales managers and began to reorganize sales offices. In particular, during that period, the Company replaced commissioned independent sales managers with salaried sales offices, while it evaluated the Company's distribution strategy. In the fourth quarter of 1998, management concluded that a salaried sales office structure was more consistent with current strategy and the Company's intangible distribution system asset was impaired. As a result, the Company recorded an after tax charge of $9.3 million to write off the intangible asset and to record other related costs at December 31, 1998. Management believes that no other material impairment of goodwill and other intangible assets existed at December 31, 1998.

     Results  for  1997   include  an  after  tax  charge  of  $4.1  million  in
non-recurring costs related to the acquisition of the Pan American small group business in October 1997.

COMPARISON OF RESULTS OF CONTINUING OPERATIONS

     The Company's results of continuing operations includes certain non-recurring charges as previously discussed and interest on debt assumed by Newco/UWS in conjunction with the spin-off. The following table reflects the Company's income from continuing operations adjusted for these items:

                                                          1998           1997           1996
                                                      -------------- -------------- --------------
Income (loss) from continuing operations
   before interest on debt assumed by
   Newco/UWS and non-recurring items                   $    8,439     $    8,851     $   (6,340)

Interest on debt assumed by
   Newco/UWS, net of tax                                   (2,216)        (3,180)          (366)
Non-recurring items, net of tax                            (9,251)        (4,116)             -
                                                      -------------- -------------- --------------

Income (loss) from continuing operations               $   (3,028)    $    1,555     $   (6,706)
                                                      ============== ============== ==============


     YEARS ENDED DECEMBER 31, 1998 AND 1997

     Results from continuing operations for 1998 was a loss of $3.0 million, which is a $4.6 million decrease from income of $1.6 million for 1997. Excluding non-recurring charges and excluding interest on debt assumed by Newco/UWS, income from continuing operations for 1998 was $8.4 million compared to $8.9 million for 1997. The modest decline in income from continuing operations reflects an improved loss ratio offset by increased selling, general and administrative expenses. The turnaround slowed during 1998 principally due to losses in the individual dental business and delayed rate increases in the State of Florida. Action was taken by year end 1998 with respect to both challenges which management believes will be effective.

     For 1998, health insurance premiums declined 5.8% to $865.2 million from $918.6 million in 1997. The decline in premium is primarily the result of a decline in average fully insured medical membership of 7.2% in 1998 compared to 1997 reflecting the Company's efforts to cull unprofitable business. Life insurance premiums declined 15.4% in 1998 to $24.5 million from $28.9 million in 1997 which is consistent with the decline in average life membership of 16.2% in 1998 compared to 1997.

     The health loss ratio for the year ended December 31, 1998 was 76.7%, an improvement from 77.5% for 1997. The improved loss ratio for 1998, as previously mentioned, reflects the cancellation of unprofitable business, including the stand-alone dental business effective June 1, 1998, increased higher margin new business and repricing of existing business. The life loss ratio for the year ended December 31, 1998, was 31.5%, which is an improvement from 35.3% for 1997.

     Net investment income includes investment income and realized gains. Net investment income for 1998 increased 0.6% to $24.2 million from $24.1 million in 1997. Average annual investment yields, excluding realized gains and losses, were 6.7% for the year ended December 31, 1998, compared to 7.4% for the same period in the prior year. Net investment income for 1997 includes $1.4 million of mutual fund distributions which were favorably impacted by foreign financial markets in 1997. Investment gains and losses are realized in the normal investment process in response to market opportunities.

     During 1998, other revenue declined to $22.6 million from $24.2 million in 1997. The decrease is primarily due to lower administrative fee revenue from self-funded business in 1998 offset by additional fees related to the Pan American business acquired beginning in the third quarter 1998.

     The expense ratio includes commissions, administrative expenses and premium taxes and assessments, but excludes non-recurring charges. For 1998, the expense ratio for health products was 23.9% compared to 23.0% for 1997. The increased health expense ratio for the year reflects higher commission costs related to growth in new business in 1998 over 1997 and an investment in the Company's distribution network. Also contributing to the increase in the expense ratio were expenses related to the Year 2000 initiative, and a one-time investment in re-engineering administrative work flow processes.

     For 1998, interest expense decreased to $7.7 million from $9.3 million for 1997. The decrease in interest expense for 1998 reflects the assumption of $70.0 million in debt by Newco/UWS on September 11, 1998, as part of the spin-off transaction, as further described in Note 2 to the Consolidated Financial Statements. Excluding the interest on debt assumed by Newco/UWS, interest expense for 1998 was approximately $4.3 million which is consistent with management's ongoing expectations.

     Amortization of goodwill and intangibles for the year ended December 31, 1998, increased to $8.8 million from $8.0 million at December 31, 1997. The increase in amortization expense in 1998 is primarily due to recorded intangible assets related to the Pan American small group business acquired in October 1997. Amortization of intangibles is expected to decline significantly in 1999 due to the write-off of the Company's distribution system intangible asset.

     The effective tax rate for the year 1998 was 38.1% compared with 39.9% for the year 1997. The effective tax rate is raised by the amortization of non-deductible goodwill in relation to pretax income.

     YEARS ENDED DECEMBER 31, 1997 AND 1996

     Results from continuing operations for 1997 was income of $1.6 million compared with a loss of $6.7 million for 1996. Excluding non-recurring charges and interest on debt assumed by Newco/UWS, income from continuing operations for 1997 was $8.9 million which compares to a 1996 pro forma loss of $25.1 million. The increase in income from continuing operations was due to an improved loss ratio on health business and an improved expense ratio, offset by increased expenses related to interest costs on debt and amortization of goodwill and intangibles.

     For the year ended December 31, 1997, health insurance premiums increased 63.4% to $918.6 million from $562.1 million for 1996. The increase in 1997 was due primarily to the merger of the Company with Old AMS. Considering the effects of the merger with Old AMS, health insurance premiums decreased 12.4% from $1,094.5 million (pro forma) in 1996 to $957.2 million in 1997. The decline in health insurance premium is the result of management's efforts to return the business to profitability. Steps in this process included exiting certain unprofitable markets and lines of business, and implementing rate increases. Group life insurance premiums, which are generally tied to group health business, declined 13.9% to $28.9 million in 1997 from $33.6 million in 1996.

     The health loss ratio for 1997 was 77.5% compared to 80.3% (pro forma) for 1996. The lower loss ratio in 1997 reflects improvements in medical cost trends and pricing increases as discussed above. For 1997, the life loss ratio was 35.3%, which compares to 32.8% for 1996.

     Net investment income (including realized gains/losses) for 1997 decreased 0.2% to $24.1 million from $24.6 million at December 31, 1996. Net investment income declined due to a decrease in average invested assets offset by an increase in investment yield in 1997. Average annual investment yields, excluding realized gains and losses, were 7.4% for the year ended December 31, 1997, compared to 6.8% for 1996. The average yield for 1997 includes the mutual fund distribution of $1.4 million discussed above in the comparison of years 1998 and 1997.

     Other revenue for the year ended December 31, 1997, increased to $24.2 million from $2.9 million for the year ended December 31, 1996. Other revenue principally represents administrative and other related fees from the administration of medical polices. The increase in other revenue in 1997 is principally due to the merger with Old AMS in December 1996.

     For the year ended December 31, 1997, the expense ratio for health products was 23.0% compared with 24.2% (pro forma) for 1996. The improved health expense ratio for the year reflects a decline in commissions on new business, increased productivity, a reduction in personnel and the automation of claims payments. Interest expense increased from $4.3 million in 1996 to $9.3 million in 1997. The increase is attributable to $70.0 million of additional debt borrowed to finance the merger with Old AMS. For 1997, amortization of goodwill and intangibles increased to $8.0 million from $0.7 million in 1996. The large increase in amortization expenses is due to the $150.0 million of goodwill and other intangibles recorded at the time of the merger with Old AMS.

     The effective tax rate for 1997 was 39.9%, compared with 38.2% for 1996.

DISCONTINUED OPERATIONS

     Income from discontinued operations reflects the operating results of Newco/UWS (now called United Wisconsin Services, Inc.) through September 25, 1998, the distribution date of the spin-off. Reported results of discontinued operations in 1998 included direct costs associated with the spin-off of $4.9 million.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's sources of cash flow consist primarily of insurance premiums, administrative fee revenue and investment income. The primary uses of cash include payment of medical and other benefits, selling, general and administrative expenses and debt service costs. Positive cash flows are invested pending future payments of medical and other benefits and other operating expenses.  The  Company's  investment  policies are designed to maximize  yield,
preserve   principal  and  provide   liquidity  to  meet   anticipated   payment
obligations.

     The Company's cash flows from operations were negative at $3.7 million, $31.8 million and $17.0 million for the years ended 1998, 1997 and 1996, respectively. Negative cash flows from operations are principally the result of the decline in medical and other benefits payable of $14.9 million, $32.2 million and $13.5 million for the years ended December 31, 1998, 1997 and 1996, respectively. The decline in medical and other benefits payable results primarily from a decline in business and a reduction in the inventory of claims pending adjudication. The Company's cash flows from operations were positive during the last half of 1998 and should remain positive during 1999 due to a leveling of the claims inventory, growth in membership and lower debt service costs as a result of the assumption of $70.0 million in debt by Newco/UWS in September 1998.

     The Company's insurance subsidiaries operate in states that require certain levels of regulatory capital and surplus and may restrict dividends to their parent companies. The National Association of Insurance Commissioners ("NAIC") has adopted risk-based capital ("RBC") standards for life and health insurers designed to evaluate the adequacy of statutory capital and surplus in relation to various business risks faced by such insurers. The RBC formula is used by state insurance regulators as an early warning tool to identify insurance companies that potentially are inadequately capitalized. At December 31, 1998, the Company's principal insurance company subsidiaries had an RBC ratio that was substantially above the levels which would require regulatory action.

     On July 31, 1998, in anticipation of the spin-off transaction, the Company refinanced its subordinated notes outstanding in the amount of $44.9 million. The subordinated notes, including accrued interest, were replaced with borrowings of $45.2 million on a bank line of credit with a maximum commitment of $70.0 million. The line of credit contains certain covenants which, among other matters, requires the Company to maintain a minimum tangible net worth and restricts the Company's ability to incur additional debt, pay future cash dividends and transfer assets. The Company is in compliance with all such covenants at December 31, 1998.

     In addition to internally generated funds and periodic borrowings on its bank line of credit, the Company believes that additional financing could be obtained through equity offerings, debt offerings or bank borrowings, as market conditions may permit or dictate.

     The Company does not expect to pay any cash dividends in the foreseeable future and intends to employ its earnings in the continued development of its business. The Company's future dividend policy will depend on its earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors.

MARKET RISK EXPOSURE

     The primary investment objective of the Company is to maximize investment income while controlling risks and preserving principal. The Company seeks to meet this investment objective through diversity of coupon rates, liquidity, investment type, industry, issuer and geographic location. The investment portfolio of the Company consists primarily of investment grade debt securities. Outside investment managers who seek to maximize return on the portfolio within the Company's investment guidelines are utilized. At December 31, 1998, $296.5 million or 99.2% of the Company's total investment portfolio was invested in debt securities.

     The bond portfolio had an average quality rating of A1 at December 31, 1998, and Aa3 at December 31, 1997, as measured by Moody's Investor Service. Almost the entire portfolio was classified as available for sale. The Company had no investment mortgage loans, non-publicly traded securities (except for principal only strips of U.S. Government securities), real estate held for investment or financial derivatives. The market value of the total investment portfolio exceeded amortized cost by $1.9 million at December 31, 1998.

     The primary market risk affecting the Company is interest rate risk. Assuming an immediate increase of 100 basis points in interest rates, the net hypothetical decline in fair value of shareholders' equity is estimated to be $7.2 million (after tax) at December 31, 1998. This amount represents approximately 2.7% of the Company's shareholders' equity.

     At December 31, 1998, the fair value of the Company's borrowings under the line of credit facility approximated the carrying value. Market risk was estimated as the potential increase in the fair value resulting from a hypothetical 1% decrease in the Company's weighted average short-term borrowing rate at December 31, 1998, and was not materially different from the year end carrying value.

INFLATION

     Health care costs have been rising and are expected to continue to rise at a rate that exceeds the consumer price index. The Company's cost control measures and premium rate increases are designed to reduce the adverse effect of medical cost inflation on its operations. In addition, the Company uses its underwriting and medical management capabilities to help control inflation in health care costs. However, there can be no assurance that the Company's efforts will fully offset the impact of inflation or that premium revenue increases will equal or exceed increasing health care costs.

YEAR 2000

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer equipment and software devices with embedded technology that are time-sensitive may recognize a date using "00" as the year 1900 rather that the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in similar normal business activities.

     The Company has divided the Year 2000 issues facing the organization into three major sections: 1) software applications developed in-house ("In-house Applications"); 2) software applications acquired from a third party that have been customized by the Company ("Customized Applications"); and 3) software applications acquired from a third party that have not been customized by the Company and those products and services provided to the Company by third parties ("Third Party Products").

     In-house Applications represent the primary operating software of the Company and include applications that perform premium billing and cash posting, claims adjudication and commission payment processing. The project to make all In-House Applications Year 2000 compliant was completed in November 1998. The deletion of temporary bridges and workfiles used to facilitate communication between compliant and non-compliant computer codes during the course of the implementation was completed in early March 1999.

     Customized Applications include electronic data interchange applications, publishing systems, fax capabilities, accounting packages and other special application software as well as utility software packages that serve as links between different packages. Each of these software packages is currently being upgraded or replaced. It is anticipated that all Customized Applications will be compliant prior to the end of the third quarter of 1999. With respect to Third Party Products, the Company has reviewed its business processes that may have Year 2000 concerns performed by, with or through external business associates. This includes computer hardware, telephone  systems,  security  systems  and
numerous other products as well as third party applications that have not been customized by the Company. The Company has evaluated various third parties that provide products or services, such as printing companies, power and utility companies and other vendors. Where appropriate, agreements with third party vendors have been amended and Year 2000 compliance certifications have been obtained. Significant business partners and vendors will be required to provide the Company with Year 2000 certified products or services. Such products and services are being tested by the Company to validate the compliance certification. The Company estimates this portion of the plan is approximately 73% complete, is on schedule and is planned for completion in September 1999.

YEAR 2000 PLAN                   PERCENT COMPLETE             COMPLETION DATE

In-house Applications                  100%                   March 1999

Customized Applications                 43%                   September 1999

Third Party Products                    73%                   September 1999

     The cost of the Year 2000 project is being funded through operating cash flows and is not expected to be material to the Company's financial position. Through December 31,1998, the Company has incurred costs of $2.0 million ($1.5 million in 1998) relating to the Year 2000 project. In 1999, the Company anticipates an additional cost of $1.1 million which will be expensed as incurred. The Company has made capital expenditures of $1.8 million through December 31, 1998, and expects to make an additional $3.1 million in capital expenditures to complete the project.

     The Company is developing a comprehensive analysis of the operational problems and costs (including loss of revenues) that could result from the unlikely failure by the Company and certain third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. The majority of the contingency plans has been developed and documented for dealing with the worst case scenarios with the highest chance of occurring. The Company currently plans to complete such analysis and contingency planning during the second quarter of 1999.

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

FORWARD LOOKING STATEMENTS

     Statements contained in this report that are not historical facts are forward looking statements subject to inherent risks and uncertainties that may cause actual results or events to differ materially from those contemplated by such forward looking statements. The terms "anticipate", "believe", "estimate", "expect", "objective", "plan", "project" and similar expressions are intended to identify forward looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that may cause actual results or events to differ materially from those contemplated by such forward looking statements, include, among others, (1) the effects of either federal or state health care reform or other legislation; (2) rising health care costs, including the Company's ability to predict such costs and adequately price its products; (3) changes in membership utilization and risk; (4) government regulations, including changes in insurance, health care and other regulatory conditions; (5) delays in regulatory approvals, and regulatory action resulting from market conduct activity and general administrative compliance with state and federal laws; (6) general business conditions, including competitive practices and demand for the Company's products; (7) development of claims reserves; (8) rating agency policies and practices; (9) general economic conditions, including changes in interest rates and the effect of such changes on the Company's investment portfolio; (10) the Company's ability to integrate acquisitions; (11) unforeseen costs or consequences of Year 2000 issues; (12) the retention of key management and technical employees, and (13) other factors that may be referred to in the Company's reports filed with the Securities and Exchange Commission from time to time.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Market Risk Exposure" for information concerning potential market risks related to the Company's investment portfolio.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
American Medical Security Group, Inc.

     We have audited the accompanying consolidated balance sheets of American Medical Security Group, Inc. and its subsidiaries, formerly known as United Wisconsin Services, Inc., (the Company) as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in shareholders' equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/s/ Ernst & Young LLP

Milwaukee, Wisconsin
February 5, 1999




                                       AMERICAN MEDICAL SECURITY GROUP, INC.

                                            CONSOLIDATED BALANCE SHEETS


                                                                                    December 31,
                                                                                1998            1997
                                                                          ---------------------------------
                                                                                   (IN THOUSANDS)
ASSETS

Investments:
   Securities available for sale, at fair value:
       Fixed maturities                                                      $   293,096     $   266,976
       Equity securities-preferred                                                 2,457             787
   Fixed maturity securities held to maturity, at amortized cost                   3,361           3,804
                                                                          ---------------------------------

                Total Investments                                                298,914         271,567

Cash and Cash Equivalents                                                         10,648          45,291

Other Assets:
   Property and equipment, net                                                    35,356          37,169
   Goodwill and other intangibles, net                                           116,093         137,796
   Other assets                                                                   37,711          32,697
                                                                          ---------------------------------

                Total Other Assets                                               189,160         207,662

Net Assets of Discontinued Operations                                                  -         123,616
                                                                          ---------------------------------

Total Assets                                                                 $   498,722     $   648,136
                                                                          =================================



















SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                              23


                                       AMERICAN MEDICAL SECURITY GROUP, INC.

                                      CONSOLIDATED BALANCE SHEETS (CONTINUED)


                                                                                  December 31,
                                                                             1998              1997
                                                                       ------------------------------------
                                                                                 (IN THOUSANDS)
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Medical and other benefits payable                                   $     113,133      $   126,882
   Advance premiums                                                            18,157           19,986
   Payables and accrued expenses                                               23,439           28,930
   Notes payable                                                               55,064          124,578
   Other liabilities                                                           22,478           21,383
                                                                       ------------------------------------

         Total Liabilities                                                    232,271          321,759

Redeemable  preferred  stock - Series A adjustable rate
   nonconvertible,  $1,000 stated value, 25,000 shares
   authorized                                                                       -                -

Shareholders' Equity:
   Preferred stock (no par value, 475,000 shares authorized)                        -                -
   Common stock (no par value, $1 stated value, 50,000,000 shares authorized, 16,653,179 and 16,509,578 shares issued and
     outstanding at December 31, 1998 and 1997, respectively)                  16,653           16,510
   Paid-in capital                                                            188,981          186,768
   Retained earnings                                                           59,572          117,331
   Accumulated other comprehensive income (net of taxes
     of $642,000 in 1998 and $123,000 in 1997)                                  1,245            5,768
                                                                       ------------------------------------

         Total Shareholders' Equity                                           266,451          326,377
                                                                       ------------------------------------

Total Liabilities and Shareholders' Equity                              $     498,722      $   648,136
                                                                       ====================================












SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                              24



                                       AMERICAN MEDICAL SECURITY GROUP, INC.

                                         CONSOLIDATED STATEMENTS OF INCOME


                                                                          Year ended December 31,
                                                                   1998            1997             1996
                                                             --------------------------------------------------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
   Insurance premiums                                           $     914,017   $     957,204    $     596,099
   Net investment income                                               24,220          24,071           24,570
   Other revenue                                                       22,632          24,249            2,935
                                                             --------------------------------------------------
         Total Revenues                                               960,869       1,005,524          623,604

Expenses:
   Medical and other benefits                                         691,767         733,491          472,319
   Selling, general and administrative                                242,073         252,160          157,136
   Interest                                                             7,691           9,311            4,325
   Amortization of goodwill and other intangibles                       8,781           7,975              670
   Write-off of intangible assets and related charges                  15,453               -                -
                                                             --------------------------------------------------
         Total Expenses                                               965,765       1,002,937          634,450
                                                             --------------------------------------------------

Income (Loss) From Continuing Operations,
   Before Income Taxes                                                 (4,896)          2,587          (10,846)

Income Tax Expense (Benefit)                                           (1,868)          1,032           (4,140)
                                                             --------------------------------------------------

Income (Loss) From Continuing Operations                               (3,028)          1,555           (6,706)

Income From Discontinued Operations,
   Less Applicable Income Taxes                                        10,003          16,595           16,909
                                                             --------------------------------------------------

Net Income                                                      $       6,975   $      18,150    $      10,203
                                                             ==================================================

Earnings (Loss) Per Common Share - Basic
   Continuing operations                                        $       (0.18)  $        0.10    $       (0.52)
   Discontinued operations                                               0.60            1.01             1.31
                                                             --------------------------------------------------
Net Income Per Common Share                                     $        0.42   $        1.11    $        0.79
                                                             ==================================================

Earnings (Loss) Per Common Share - Diluted
   Continuing operations                                        $       (0.18)  $        0.10    $       (0.52)
   Discontinued operations                                               0.60            1.00             1.31
                                                             --------------------------------------------------
Net Income Per Common Share                                     $        0.42   $        1.10    $        0.79
                                                             ==================================================











SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                       AMERICAN MEDICAL SECURITY GROUP, INC.

                CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                                                                                          Accumulated
                                                                                             Other
                                         Common                                          Comprehensive      Total
                                         Shares       Common      Paid-In     Retained    Income, Net   Shareholders'
                                       Outstanding     Stock      Capital     Earnings      of Taxes        Equity
                                      ---------------------------------------------------------------------------------
                                                     (IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)

Balance at January 1, 1996               12,599,715  $  12,600   $  86,902   $ 103,361     $    9,548      $ 212,411

Comprehensive income:
   Net income                                                                   10,203                        10,203
   Change in net unrealized gain
     on securities, net of
     reclassification adjustment
     in net income of $4,615,000
     and net of taxes of
     $3,789,000                                                                                (3,279)        (3,279)
                                                                                                        ---------------
Comprehensive income                                                                                           6,924
                                                                                                        ---------------

Cash dividends paid on common
   stock ($.48 per share)                                                       (6,491)                       (6,491)
Issuance of common stock and
   options related to
   acquisition of subsidiary              3,694,280      3,694      97,117                                   100,811
                                      ---------------------------------------------------------------------------------
Balance at December 31, 1996             16,293,995     16,294     184,019     107,073          6,269        313,655

Comprehensive income:
   Net income                                                                   18,150                        18,150
   Change in net unrealized gain
     on securities, net of
     reclassification adjustment
     in net income of $1,854,000
     and net of taxes of $123,000                                                                (501)          (501)
                                                                                                        ---------------
Comprehensive income                                                                                          17,649
                                                                                                        ---------------

Cash dividends paid on common
   stock ($.48 per share)                                                       (7,892)                       (7,892)
Issuance of common stock                    215,583        216       2,749                                     2,965
                                      ---------------------------------------------------------------------------------
Balance at December 31, 1997             16,509,578     16,510     186,768     117,331          5,768        326,377

Comprehensive income:
   Net income                                                                    6,975                         6,975
   Change in net unrealized gain
     on securities, net of
     reclassification adjustment
     in net income of $3,670,000
     and net of taxes of $642,000                                                              (4,613)        (4,613)
                                                                                                        ---------------
Comprehensive income                                                                                           2,362
                                                                                                        ---------------

Cash dividends paid on common
   stock ($.36 per share)                                                       (5,956)                       (5,956)
Issuance of common stock                    143,601        143       2,213                                     2,356
Distribution of Newco/UWS to
   shareholders                                                                (58,778)            90        (58,688)
                                      ---------------------------------------------------------------------------------
Balance at December 31, 1998             16,653,179  $  16,653   $ 188,981   $  59,572     $    1,245      $ 266,451
                                      =================================================================================
SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                              26



                                          AMERICAN MEDICAL SECURITY, INC.

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Year ended December 31,
                                                                1998              1997             1996
                                                          -----------------------------------------------------
                                                                             (IN THOUSANDS)
OPERATING ACTIVITIES:
   Income (loss) from continuing operations               $        (3,028)    $      1,555     $      (6,706)
     Adjustments to reconcile income (loss) from
       continuing operations to net cash used in
       operating activities:
         Depreciation and amortization                             15,343           17,424             1,611
         Write-off of intangible asset                             12,833                -                 -
         Net realized investment gains                             (3,670)          (1,854)           (4,615)
         Deferred income tax benefit                               (8,256)          (1,722)             (319)
         Changes in operating accounts:
         Other assets                                              (4,869)          10,204            15,877
         Medical and other benefits payable                       (14,911)         (32,181)          (13,536)
         Advance premiums                                          (2,004)          (5,485)           (7,792)
         Payables and accrued expenses                             (6,129)           2,122               266
         Funds held on behalf of affiliated reinsurers                  -                -           (21,002)
         Other liabilities                                         10,982          (21,882)           19,237
                                                          -----------------------------------------------------
             Net Cash Used in Operating Activities                 (3,709)         (31,819)          (16,979)

INVESTING ACTIVITIES:
   Acquisition of subsidiaries (net of cash and
     cash equivalents acquired of $2,773,000 in 1998
     and $14,793,000 in 1996)                                       2,623                -           (56,837)
   Purchases of available for sale securities                    (347,931)        (276,510)         (126,361)
   Proceeds from sale of available for sale securities            300,416          311,374           200,605
   Proceeds from maturity of available for sale securities         20,225              400            23,694
   Purchases of held to maturity securities                          (540)          (1,629)           (1,416)
   Proceeds from maturity of held to maturity securities            1,100              935             1,195
   Purchases of property and equipment                             (3,326)          (1,839)             (102)
   Proceeds from sale of property and equipment                       254            2,404                 6
                                                          -----------------------------------------------------
             Net Cash Provided by (Used in) Investing
               Activities                                         (27,179)          35,135            40,784
Activities

FINANCING ACTIVITIES:
   Cash dividends paid                                             (5,956)          (7,892)           (6,491)
   Issuance of common stock                                         2,356            2,965                 -
   Proceeds from notes payable borrowings                          45,158                -                 -
   Repayment of notes payable                                     (46,944)          (1,210)           (9,277)
   Proceeds from notes with affiliate                                   -                -            70,000
   Repayment of notes with affiliate                                    -                -           (65,000)
                                                          -----------------------------------------------------
             Net Cash Used in Financing Activities                 (5,386)          (6,137)          (10,768)

Net Cash Provided by Discontinued Operations                        1,631           16,113            13,751
                                                          -----------------------------------------------------

Cash and cash equivalents:
   Net increase (decrease) during year                            (34,643)          13,292            26,788
   Balance at beginning of year                                    45,291           31,999             5,211
                                                          -----------------------------------------------------
             Balance at End of Year                       $        10,648     $     45,291     $      31,999
                                                          =====================================================
SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                              27

                      AMERICAN MEDICAL SECURITY GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

     American Medical Security Group, Inc., formerly known as United Wisconsin Services, Inc., together with its subsidiary companies ("AMSG" or the
"Company"), provides life and health insurance products for individuals and small employer groups. The Company offers a wide variety of health and life insurance products including medical, dental, prescription drug, disability, group term life and accidental death insurance. The Company's products are sold through licensed, independent agents in 33 states and the District of Columbia. Approximately 120 Company sales managers located in sales offices throughout the United States support the independent agents. The Company principally markets health benefit products that provide discounts to insureds that utilize preferred provider organizations (PPOs). AMSG owns a large preferred provider network and also contracts with more than 65 other networks to ensure cost-effective health care choices to its customers.

BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the Company and all of its majority-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.

     The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include operating cash and short-term investments with original maturities of three months or less. These amounts are recorded at cost, which approximates market.

INVESTMENTS

     Investments are classified as either held-to-maturity or available-for-sale. Investments which the Company has the positive intent and ability to hold to maturity are designated as held-to-maturity and are stated at amortized cost. All other investments are classified as available-for-sale and are stated at fair value based on quoted market prices, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity as accumulated other comprehensive income, net of income tax effects. Realized gains and losses from the sale of available-for-sale debt securities and equity securities are based on the first-in, first-out basis.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair values of investments are reported in Note 4. The fair values of other financial instruments, principally other assets, advanced premiums, payables and accrued expenses, notes payable and other liabilities approximate their December 31, 1998 and 1997 carrying values.

GOODWILL AND OTHER INTANGIBLES

     Goodwill represents the excess of cost over the fair market value of net assets acquired. Goodwill and other intangible assets are being amortized on a straight-line basis over a period of 40 years or less. Accumulated amortization was $8,403,000 and $8,895,000 at December 31, 1998 and 1997, respectively.

     The Company periodically evaluates whether events and circumstances have occurred which may affect the estimated useful life or the recoverability of the remaining balance of its intangibles. The study conducted during 1998, determined that the Company's sales distribution system intangible assets were considered to be impaired as the Company largely eliminated its commission-based sales offices, replacing them with salaried sales offices since the acquisition. This resulted in an after-tax charge of $9,251,000 or $0.56 per share, including $7,683,000 of intangible distribution system assets and $1,568,000 of related costs. The Company's management believes that no other material impairment of goodwill or other intangible assets exists at December 31, 1998.

REVENUE RECOGNITION

     Premiums for group life and health policies are recognized ratably over the period that insurance coverage is provided.

MEDICAL AND OTHER BENEFITS

     The liabilities for medical and other benefits are determined using statistical analyses and represent estimates of the ultimate net cost of all reported and unreported claims that are unpaid at year end. The Company's year-end claim liabilities are substantially satisfied through claim payments in the subsequent year. Management believes that the liabilities for insurance claims are adequate. The liability for medical and other benefits, excluding reinsurance recoverables, of $123,907,000 at December 31, 1997, was deficient in the subsequent year by $1,228,000. At December 31, 1996, medical and other benefits payable, including reinsurance recoverables of $155,114,000, developed favorably by $9,418,000 in the subsequent year. The estimates are reviewed periodically and, as adjustments to the liabilities become necessary, the adjustments are reflected in current operations.

REINSURANCE

     Reinsurance premiums, commissions and expense reimbursements on reinsured business are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Premiums and benefits ceded to other companies have been reported as a reduction of premium revenue and benefits. Reinsurance receivables and prepaid reinsurance premium amounts are reported as assets.

     The Company limits the maximum net loss that can arise from certain lines of business by reinsuring (ceding) a portion of these risks with other insurance organizations (reinsurers) on an excess of loss or quota share basis. The Company is contingently liable on reinsurance ceded in the event that the reinsurers do not meet their contractual obligations.

     The Company has acquired certain business from other carriers through reinsurance transactions. A summary of reinsurance ceded and assumed related to acquired business is as follows:

                                                         1998               1997
                                                    --------------- -- ---------------
                                                             (IN THOUSANDS)
Reinsurance Assumed:
  Insurance Premiums                                $    99,645        $      30,256
  Medical and Other Benefits                             80,786               23,270

Reinsurance Ceded:
  Insurance Premiums                                $    14,074        $           -
  Medical and Other Benefits                             12,958                    -


PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives, which are 20 to 30 years for land improvements, 10 to 40 years for buildings and building improvements, three to five years for computer equipment and software and three to 10 years for furniture and other equipment.

INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. A valuation allowance is recorded on deferred tax assets that management believes more likely than not will not be realized.

EARNINGS PER COMMON SHARE

     In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which replaces the presentation of primary and fully diluted earnings per share ("EPS") with a presentation of basic and diluted EPS.

     The following table sets forth the computation of basic and diluted EPS:

                                                                          Year ended December 31,
                                                                    1998           1997           1996
                                                                -------------- -------------- --------------
                                                              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Numerator:
 Income (loss) from continuing operations                        $     (3,028)  $      1,555   $     (6,706)

Denominator:
  Denominator for basic EPS - weighted average shares              16,558,887     16,423,270     12,892,431
  Effect of dilutive securities - employee stock options                    -        147,715              -
                                                                -------------- -------------- --------------
  Denominator for diluted EPS                                      16,558,887     16,570,985     12,892,431
                                                                ============== ============== ==============

Income (loss) from continuing operations:
  Basic                                                          $      (0.18)  $       0.10   $      (0.52)
  Diluted                                                        $      (0.18)  $       0.10   $      (0.52)

     The effect of dilutive securities is excluded from the diluted EPS computation for the years 1998 and 1996 because employee stock options are antidilutive during such periods. Options to purchase 1,908,449 shares of common stock were outstanding and exercisable at the end of 1997 and all but 147,715 were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of common shares and, therefore, the effect would be antidilutive.

COMPREHENSIVE INCOME

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" which established standards for the reporting and display of comprehensive income and its components in a full set of comparative general-purpose financial statements. The statement became effective for the Company as of January 1, 1998. Comprehensive income is defined in this statement as net income plus other comprehensive income, which for the Company, under existing accounting standards, includes unrealized gains and losses, net of income tax effects, on certain investments in debt and equity securities. Comprehensive income is reported by the Company in the consolidated statements of changes in shareholders' equity and comprehensive income.

RECLASSIFICATIONS

     Certain reclassifications have been made to the 1997 and 1996 consolidated financial statements to conform with the 1998 presentation.

2.       DISTRIBUTION OF NEWCO/UWS TO SHAREHOLDERS

     On May 27, 1998, the Board of Directors of the Company, then known as United Wisconsin Services, Inc., ("UWS") approved a plan to spin off its managed care companies and specialty management business to its shareholders (the "Distribution"). In connection with the spin-off, the Company changed its name to "American Medical Security Group, Inc." On September 25, 1998, the distribution date, shareholders of AMSG received one share of common stock of a newly formed company, Newco/UWS, Inc. ("Newco/UWS"), for every share of AMSG owned as of September 11, 1998, the record date. At December 31, 1998, Blue Cross and Blue Shield United of Wisconsin ("BCBSUW") holds approximately 38% of the outstanding stock of AMSG.

     The net assets of Newco/UWS consisted of assets and liabilities of the managed care and specialty management business along with $70,000,000 in debt that was assumed by Newco/UWS in conjunction with the Distribution. Newco/UWS was renamed United Wisconsin Services, Inc. AMSG has obtained a private ruling from the Internal Revenue Service to the effect that the spin-off qualifies as tax free to AMSG, Newco/UWS and to AMSG shareholders. The operations of Newco/UWS, along with direct costs of approximately $4,900,000 associated with the spin-off, have been reflected in discontinued operations. All prior periods of the consolidated financial statements of AMSG have been restated to reflect Newco/UWS operations as discontinued operations in the accompanying consolidated financial statements of AMSG. Discontinued operations reported total revenues of $488,033,000, $609,109,000 and $539,764,000 for 1998, 1997 and 1996
respectively. Interest expense on the $70,000,000 debt assumed by Newco/UWS is reflected in continuing operations only through September 11, 1998.

3.       ACQUISITIONS

     Prior to December 3, 1996, the Company owned 12% of the common stock of American Medical Security Group, Inc., a Delaware corporation, ("Old AMS"). The Company also had a joint venture agreement with Old AMS and its subsidiaries and was a party to related reinsurance agreements. Effective December 3, 1996, the Company acquired the remaining 88% of Old AMS. The aggregate consideration for the acquisition was cash of $71,800,000, including expenses, and $98,719,000 representing the market value of 3,694,280 newly issued shares of the Company's common stock and options to purchase the Company's common stock. Most of the cash consideration came from $70,000,000 borrowed from BCBSUW. In conjunction with the acquisition, $150,018,000 of goodwill and other intangibles and
$22,173,000 of related deferred tax liabilities were recorded on the consolidated balance sheet.

     The above acquisition has been accounted for using the purchase method of accounting, and the accompanying consolidated financial statements include the results of operations from the date of acquisition.

     On a pro forma basis, assuming the acquisition had occurred on January 1, 1996, after giving effect to certain adjustments arising from the recording of the transaction, including amortization of goodwill and other intangibles, reduction of investment income due to cash payments, interest expense on debt and intercompany eliminations, 1996 revenues would have been $1,150,000,000. In addition, the loss from continuing operations would have been $25,112,000, resulting in a loss per common share of $1.95.

     These pro forma results are not necessarily indicative of the results that would have occurred had the acquisition taken place on January 1, 1996, or indicative of future results of operations for the combined companies.

4.       INVESTMENTS

         Net  investment   income  from  continuing   operations   includes  the
following:

                                                                          Year ended December 31,
                                                                    1998           1997           1996
                                                                -------------- -------------- --------------
                                                                              (IN THOUSANDS)

Interest on fixed maturities                                     $   18,437     $   19,037     $   18,889
Dividends on equity securities                                          716          2,369          1,205
Realized gains                                                        5,078          2,219          7,413
Realized losses                                                      (1,408)          (365)        (2,798)
Interest on cash equivalents and other investment income              2,112          1,720            744
                                                                -------------- -------------- --------------
Gross investment income                                              24,935         24,980         25,453
Investment expenses                                                    (715)          (909)          (883)
                                                                -------------- -------------- --------------
                                                                 $   24,220     $   24,071     $   24,570
                                                                ============== ============== ==============

     Unrealized gains (losses) are computed as the difference between estimated fair value and amortized cost for equity securities and fixed maturities classified as available for sale. A summary of the net increase (decrease) in unrealized gains, which is included in other accumulated comprehensive income, is as follows:


                                                                          Year ended December 31,
                                                                    1998           1997           1996
                                                                -------------- -------------- --------------
                                                                              (IN THOUSANDS)

Fixed maturities                                                 $   (1,849)    $    7,669     $   (6,186)
Equity securities                                                      (105)        (7,545)        (4,841)
Funds held on behalf of affiliated reinsurer, net of
   deferred income taxes                                                  -              -          3,511
Discontinued operations, net of deferred income taxes                (3,211)          (748)           448
                                                                -------------- -------------- --------------
                                                                 $   (5,165)    $     (624)    $   (7,068)
                                                                ============== ============== ==============

         The amortized cost and estimated fair values of investments are as follows:

                                                                Gross           Gross
                                             Amortized       Unrealized       Unrealized      Estimated
                                                Cost            Gains           Losses        Fair Value
                                           --------------- ---------------- --------------- ---------------
                                                                   (IN THOUSANDS)
AT DECEMBER 31, 1998:
   Available for sale:
     Fixed maturities:
       U.S. Treasury securities             $    35,932     $       630      $       (31)    $    36,531
       Corporate debt securities                168,853           3,201           (2,230)        169,824
       Foreign government securities             18,055             371             (476)         17,950
       Government agency mortgage-backed
         securities                              68,291             536              (36)         68,791
                                           --------------- ---------------- --------------- ---------------
                                                291,131           4,738           (2,773)        293,096
       Equity securities - preferred              2,507               -              (50)          2,457
   Held to maturity:
       U.S. Treasury securities                   3,361              85                -           3,446
                                           --------------- ---------------- --------------- ---------------
                                            $   296,999     $     4,823      $    (2,823)    $   298,999
                                           =============== ================ =============== ===============



                                                               Gross           Gross
                                             Amortized      Unrealized      Unrealized       Estimated
                                                Cost           Gains          Losses         Fair Value
                                           --------------- -------------- ---------------- ---------------
                                                                   (IN THOUSANDS)
AT DECEMBER 31, 1997:
   Available for sale:
     Fixed maturities:
       U.S. Treasury securities             $    59,038     $       625    $         -      $    59,663
       Corporate debt securities                145,289           2,847           (177)         147,959
       Foreign government securities             16,489             218           (298)          16,409
       Government agency mortgage-backed
         securities                              42,346             607             (8)          42,945
                                           --------------- -------------- ---------------- ---------------
                                                263,162           4,297           (483)         266,976
       Equity securities - preferred                732              55              -              787
   Held to maturity:
       U.S. Treasury securities                   3,804              91              -            3,895
                                           --------------- -------------- ---------------- ---------------
                                            $   267,698     $     4,443    $      (483)     $   271,658
                                           =============== ============== ================ ===============


     The amortized cost and estimated fair values of debt securities at December 31, 1998, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations.

                                                             Available-for-Sale           Held-to-Maturity
                                                          Amortized     Estimated      Amortized     Estimated
                                                             Cost       Fair Value       Cost        Fair Value
                                                         ------------- ------------- -------------- -------------
                                                                             (IN THOUSANDS)
Available for sale:
   Due in one year or less                                $     12,597  $    12,635   $       617    $       627
   Due after one through five years                             89,529       89,852         2,744          2,819
   Due after five through ten years                             83,619       84,304             -              -
   Due after ten years                                          37,095       37,514             -              -
                                                         ------------- ------------- -------------- -------------
                                                               222,840      224,305         3,361          3,446
  Government agency mortgage-backed securities                  68,291       68,791             -              -
                                                         ------------- ------------- -------------- -------------
                                                          $    291,131  $   293,096   $     3,361    $     3,446
                                                         ============= ============= ============== =============

     At December 31, 1998, the insurance subsidiaries had fixed securities and cash equivalents on deposit with various state insurance departments with carrying values of approximately $3,361,000.

5.       PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost and are summarized as follows:

                                                                                      December 31,
                                                                                  1998            1997
                                                                             --------------- ---------------
                                                                                     (IN THOUSANDS)
Land and land improvements                                                    $     3,877     $     3,877
Building and building improvements                                                 23,740          23,232
Computer equipment and software                                                    13,052          10,594
Furniture and other equipment                                                      13,137          12,281
                                                                             --------------- ---------------
                                                                                   53,806          49,984
Less accumulated depreciation                                                     (18,450)        (12,815)
                                                                             --------------- ---------------
                                                                              $    35,356     $    37,169
                                                                             =============== ===============

     The Company recognized depreciation expense on property and equipment of $5,450,000, $8,625,0000 and $1,425,000 in 1998, 1997 and 1996, respectively.

6.       DEBT

     Notes payable consists of the following:

                                                                                      December 31,
                                                                                  1998            1997
                                                                             -------------------------------
                                                                                     (IN THOUSANDS)
Line of credit,  commercial bank, adjusted periodically,  interest payments
due quarterly through July 31, 2003                                           $      45,158    $          -

Mortgage  payable,  commercial  bank,  9.05%  interest,  monthly  principal
payments of $100,000 plus interest through January 1, 2004                            8,500           9,700

Notes payable, commercial bank, adjusted periodically, one year
note due March 31, 1999, interest payments due monthly                                1,000               -

Promissory note, 8.00% interest, quarterly principal payments of
$47,000 plus interest through October 1, 2001                                           406               -

Subordinated notes, 7.75% interest, due July 1, 2000; retired
July 30, 1998                                                                             -          44,878

Note payable, BCBSUW, 1.25% in excess of LIBOR, adjusted quarterly                        -          70,000

                                                                             --------------- ---------------
                                                                              $      55,064    $    124,578
                                                                             =============== ===============

     As further discussed in Note 2, the note payable to BCBSUW was assumed by Newco/UWS in conjunction with the Distribution.

     On July 31, 1998, the Company entered into a five year revolving bank line of credit with a maximum commitment of $70,000,000, and a $10,000,000 sublimit for swingline loans. Under the bank line of credit, the Company has the option to select an interest rate at the Eurodollar rate or the alternate base rate. The alternate base rate is the larger of the bank's corporate base rate of interest or the federal funds rate plus 1/2% per annum. The swingline loans are used for short term borrowing and are required to be repaid no later than 30 days after they are made. Swingline loans are charged the bank's daily floating rate of interest. The agreement contains certain convenants which, among other matters, require the Company to maintain a minimum tangible net worth and restrict the Company's ability to incur additional debt, pay future cash dividends and transfer assets. The aggregate commitment on the line of credit must be reduced to $60,000,000, $50,000,000 and $35,000,000 on July 31, 2000,
July 31, 2001 and July 31, 2002, respectively.

     During 1998 the Company borrowed $45,158,000 on the bank line of credit to retire its subordinated notes outstanding. A six month Eurodollar rate of 6.00% was selected on November 5, 1998 for the outstanding line of credit borrowings. The weighted average interest rate on swingline loans as of December 31, 1998 was 7.75%. The mortgage payable is collateralized by the Company's home office property located in Green Bay, Wisconsin.

     The Company believes the carrying value of all notes payable approximates their fair value. Future annual principal amounts due for all notes are $2,222,000 for 1999, $1,392,000 for 2001, $11,358,000 for 2002 and $36,200,000
for 2003. During 1998, 1997 and 1996 interest paid totaled $6,971,000, $9,320,000 and $5,105,000, respectively.

7.       RELATED-PARTY TRANSACTIONS

     The Company has loans and advances receivable from employees, agents and joint venture partners of $2,517,000 and $2,204,000 at December 31, 1998 and
1997, respectively. The Company has a deferred compensation payable to executives of $1,421,000 and $1,288,000 for 1998 and 1997, respectively.

     Prior to the Company's acquisition of Old AMS on December 3, 1996, the Company ceded to Old AMS, on a quota share basis, approximately 50% of the premium revenue on small group health care and life business sold by Old AMS. As a result, the Company retained 50% of the premium revenue and 50% of the profit
(loss) on the products sold by Old AMS.

8.       INCOME TAXES

     The Company and most of its subsidiaries file a consolidated federal income tax return. The Company and its subsidiaries file separate state franchise, income and premium tax returns as applicable.

     The Company had a net federal income tax payable of $620,000 and a net federal income tax receivable of $1,373,000 at December 31, 1998 and 1997, respectively. The Company and its subsidiaries have state net business loss carryforwards totaling $45,622,000 at December 31, 1998, which expire in the year 2013. Federal and state income tax payments related to continuing operations, net of refunds, were $710,000 in 1998 and $3,534,000 in 1997, while 1996 netted a refund of $1,495,000.

     The components of income tax expense (benefit) are as follows:

                                                                          Year ended December 31,
                                                                    1998           1997           1996
                                                                -------------- -------------- --------------
                                                                              (IN THOUSANDS)
  Current:
     Federal                                                     $    5,295     $    1,965     $   (4,874)
     State                                                            1,091            292             (9)
                                                                -------------- -------------- --------------
                                                                      6,386          2,257         (4,883)
  Deferred:
     Federal                                                         (5,522)          (137)           962
     State                                                           (2,732)        (1,088)          (219)
                                                                -------------- -------------- --------------
                                                                     (8,254)        (1,225)           743
                                                                -------------- -------------- --------------
Income Tax Expense (Benefit) from Continuing
   Operations                                                        (1,868)         1,032         (4,140)
Income Tax Expense from Discontinued Operations                       9,028          9,918         10,986
                                                                -------------- -------------- --------------
Total Income Tax Expense                                         $    7,160     $   10,950     $    6,846
                                                                ============== ============== ==============

     The differences between taxes computed at the federal statutory rate and recorded income taxes attributable to continuing operations are as follows:

                                                                          Year ended December 31,
                                                                    1998           1997           1996
                                                                -------------- -------------- --------------
                                                                              (IN THOUSANDS)

Tax expense (benefit) at federal statutory rate                  $   (1,714)    $      904     $   (3,796)
Goodwill amortization                                                   878            844             96
State income and franchise taxes, net of federal
   benefit                                                           (1,066)          (559)          (140)
Other, net                                                               34           (157)          (300)
                                                                -------------- -------------- --------------
Tax Expense (Benefit) From Continuing Operations                 $   (1,868)    $    1,032     $   (4,140)
                                                                ============== ============== ==============

     Significant components of the Company's federal and state deferred tax liabilities and assets are as follows:

                                                        December 31, 1998            December 31, 1997
                                                   ---------------------------- ----------------------------
                                                     Federal         State         Federal        State
                                                   ------------- -------------- -------------- -------------
                                                                        (IN THOUSANDS)

Deferred tax liabilities:
   Intangibles                                      $   (6,685)   $      759     $  (13,275)    $   (3,263)
   Unrealized gains on investments                        (669)            -         (1,316)             -
   Other taxable temporary differences                  (2,228)         (147)        (3,573)          (105)
                                                   ------------- -------------- -------------- -------------
                                                        (9,582)          612        (18,164)        (3,368)
Deferred tax assets:
   Advance premium discounting                           1,203             5          1,354              -
   Basis in minority-owned subsidiaries                  1,317           313          1,031            249
   Medical and other benefits payable discounting
                                                         1,415            51          1,300             27
   Unearned income                                       1,172           226          1,699            327
   Bad debt reserve and other non-deductible
     liabilities                                         1,756           371            457            148
   Specified policy acquisition costs                      802             -          1,701              -
   Depreciation and amortization                           544           299          1,647            440
   State net business loss carryforwards                     -         2,646              -          3,159
   Other deductible temporary differences                  286            38            804            390
                                                   ------------- -------------- -------------- -------------
                                                         8,495         3,949          9,993          4,740
Valuation allowance                                       (519)       (2,135)             -         (1,277)
                                                   ------------- -------------- -------------- -------------
                                                         7,976         1,814          9,993          3,463
                                                   ------------- -------------- -------------- -------------
Net Deferred Tax Assets (Liabilities)               $   (1,606)   $    2,426     $   (8,171)    $       95
                                                   ============= ============== ============== =============

     The federal deferred benefit arising from the deductibility of state deferred tax is included as a component of other federal deferred taxes. The net deferred tax assets and liabilities are included in other assets and liabilities, as applicable in the accompanying balance sheets.

9.       COMMITMENTS AND CONTINGENCIES

     The Company is involved in various legal actions and other contingencies occurring in the normal course of its business. In the opinion of management, adequate provision has been made for losses which may result from these actions and, accordingly, the outcome of these matters is not expected to have a material adverse effect on the consolidated financial statements.

     As of  December  31,  1998,  aggregate  minimum  rental  commitments  under
noncancelable  leases  amount  to  $3,193,000  in  1999,   $2,292,000  in  2000,
$1,555,000 in 2001, $350,000 in 2002 and $58,000 in 2003.

10.      SHAREHOLDERS' EQUITY

STATUTORY FINANCIAL INFORMATION

     Insurance companies are subject to state insurance regulations. These regulations require, among other matters, the filing of financial statements prepared in accordance with statutory accounting practices prescribed or permitted for insurance companies. The combined statutory surplus of the Company's insurance subsidiaries, United Wisconsin Life Insurance Company and American Medical Security Insurance Company of Georgia, at December 31, 1998 and 1997, was $183,288,000 and $176,518,000, respectively.

     State insurance regulations also require the maintenance of a minimum compulsory surplus based on a percentage of premiums written. At December 31, 1998, the Company's insurance subsidiaries were in compliance with these compulsory regulatory requirements.

RESTRICTIONS ON DIVIDENDS FROM SUBSIDIARIES

     Dividends paid by the insurance subsidiaries to the Company are limited by state insurance regulations. The insurance regulator in the state of domicile may disapprove any dividend which, together with other dividends paid by an insurance company in the prior twelve months, exceeds the regulatory maximum as computed for the insurance company based on its statutory surplus and net income. Based upon the financial statements of the Company's insurance subsidiaries as of December 31, 1998, as filed with the insurance regulators, the aggregate amount available for dividends in 1999 without regulatory approval is $18,329,000.

11.      EMPLOYEE BENEFIT PLANS

STOCK BASED COMPENSATION PLANS

     The Company has a stock-based compensation plan, Equity Incentive Plan (the "Plan"), for the benefit of eligible employees of the Company. The Plan permits the grant of nonqualified stock options ("NQSO"), incentive stock options, stock appreciation rights, restricted stock awards and performance awards. Persons eligible to participate in the Plan include all full-time active employees, including employees who are members of the board of directors, but excluding directors who are not employees. The Plan allows for the granting of up to 4,000,000 shares of which 1,121,303 shares are available for grant as of December 31, 1998. No benefits other than NQSOs have been granted under the plan.

     The terms of incentive stock options and nonqualified stock options granted under the Plan cannot exceed more than 10 and 12 years, respectively, and the option exercise price generally cannot be less than the fair market value of the Company's common stock on the date of grant. Incentive stock options and NQSOs are not exercisable in any event prior to six months following the grant date.

     Stock appreciation rights generally have a grant price at least equal to 100% of the fair market value of the Company's common stock. The term of the stock appreciation rights cannot exceed 12 years. Stock appreciation rights are not exercisable prior to six months following the grant date.

     Restricted stock generally may not be sold or otherwise transferred for certain periods based on the passage of time, the achievement of performance goals or the occurrence of other events. However, participants may exercise full voting rights and are entitled to receive all dividends and other distributions with respect to restricted stock. Restricted stock does not vest prior to six months following the date of grant.

     On November 17, 1998, the Company and a key executive entered into a deferred stock agreement. Under the agreement the Company has an obligation to issue 73,506 shares of AMSG common stock provided the executive remains continuously employed with AMSG through November 17, 2002. The Company incurred expense of $28,000 in 1998 related to this agreement.

     The Company also has a Director Stock Option Plan which permits the grant of NQSOs. As of December 31, 1998, 29,000 shares are available for grant.

     Stock option activity for all plans is as follows:

                                                                                        December 31,
                                                                          1998              1997               1996
                                                                    ----------------- ------------------ -----------------
TOTAL NUMBER OF NQSOS
Outstanding at beginning of year                                          2,217,307         2,244,459            394,404
Granted                                                                     874,560           184,500          1,863,259
Exercised                                                                  (114,028)         (204,152)                 -
Forfeited                                                                   (20,000)           (7,500)           (13,204)
Spin-off related:
  Conversion to UWS options (a)                                            (351,322)                -                  -
  AMSG modification (b)                                                     312,376                 -                  -
                                                                    ----------------- ------------------ -----------------
Outstanding at end of year                                                2,918,893         2,217,307          2,244,459
                                                                    ================= ================== =================

Exercisable at end of year                                                2,365,893         1,908,449          2,029,557
Available for grant at end of year                                        1,150,303           403,541            580,541

WEIGHTED AVERAGE EXERCISE PRICE OF NQSOS
Outstanding at beginning of year                                             $27.02            $25.00             $26.36
Granted - Exercise price equals market price on grant date                    10.75             27.32              24.26
Granted - Exercise price is less than market price on grant date                  -                 -              11.05
Granted - Exercise price exceeds market price on grant date                   12.00                 -              32.83
Exercised                                                                      4.15              4.95                  -
Forfeited                                                                     18.44             32.67              27.78
Outstanding at end of year                                                    15.18             27.02              25.00
Exercisable at end of year                                                    16.23             27.16              25.02

NQSOS BY EXERCISE PRICE RANGE
Exercise price                                                                $3.01             $4.66              $4.66
Weighted average exercise price                                               $3.01             $4.66              $4.66
Weighted average remaining contractual life (years)                            3.93              4.93               5.93
Exercisable at end of year                                                   47,960           104,044            305,696
Weighted average exercise price of options exercisable at end of
   year                                                                       $3.01             $4.66              $4.66

Range of exercise prices                                            $10.25 - $14.38   $18.13 - $26.63    $18.13 - $26.00
Weighted average exercise price                                              $11.38            $22.91             $22.33
Weighted average remaining contractual life (years)                           10.62             10.24              11.07
Exercisable at end of year                                                  595,765           708,582            657,895
Weighted average exercise price of options exercisable at end of
   year                                                                      $12.01            $22.30             $22.25

Range of exercise prices                                            $15.76 - $22.74   $28.00 - $37.13    $28.00 - $35.00
Weighted average exercise price                                              $18.06            $32.39             $32.39
Weighted average remaining contractual life (years)                            5.69              4.64               5.52
Exercisable at end of year                                                1,722,168         1,095,823          1,065,966
Weighted average  exercise price of options  exercisable at end of
   year                                                                      $18.06            $32.44             $32.56

(a) Effective on the date of the Distribution, certain AMSG stock options held by Newco/UWS employees were converted to Newco/UWS stock options.
(b) Immediately following the Distribution, the number of options was increased and exercise prices were decreased (the "modification") to preserve the economic value of those options that existed just prior to the Distribution for the holders of certain AMSG stock options.

                                                                              39

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

     The Company follows Accounting Principles Board Opinion No. 25 under which no compensation expense is recorded when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant. The Company's pro forma information regarding net income and net income per share has been determined as if these options had been accounted for since January 1, 1995, in accordance with the fair value method of SFAS No. 123, "Accounting for Stock-Based Compensation".

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                                  Year ended December 31,
                                                        1998                1997               1996
                                                 ------------------- ------------------- ------------------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Pro forma net income                              $      6,484        $     17,719        $       8,862
Pro forma earnings per common share:
    Basic                                         $       0.39        $       1.08        $        0.69
    Diluted                                       $       0.39        $       1.06        $        0.67

     In determining compensation cost pursuant to SFAS No. 123, the fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 1998 and 1997, respectively: risk-free interest rates of 4.53% and 5.71%; dividend yields of 0.00% and 1.78%; volatility factors of the expected market price of the Company's common stock of 0.39 and 0.38; and a weighted average expected life of the options of 3.55 and 6.03 years. As calculated using the Black-Scholes model, the weighted average, grant-date fair value of options granted in which the exercise price equaled the market price on the date of the grant was $4.83 per share for 1998 and $10.66 per share for 1997 and 1996. The weighted average grant-date fair value of options granted in which the exercise price was less than the market price on the date of the grant was $7.37 per share for 1998 and $1.29 per share for 1996. The weighted average grant-date fair value of options granted in which the exercise price was greater than market price on the date of the grant was $1.77 per share for 1998.

     The pro forma disclosures only include the effect of options granted subsequent to January 1, 1995. Accordingly, the effects of applying the SFAS No. 123 pro forma disclosures to future periods may not be indicative of future effects.

RETIREMENT SAVINGS PLAN

     The Company's employees are included in a defined contribution plan (the "Retirement Savings Plan") with profit sharing and discretionary savings provisions covering all eligible salaried and hourly employees. Beginning in 1998, participant contributions up to 6% of the participants compensation are matched 50% by the Company. Profit sharing contributions to the Retirement Savings Plan are determined annually by the Company. Participants vest in company contributions over seven years. The Company recognized expense associated with the Retirement Savings Plan of $1,449,000 and $1,044,000 in 1998 and 1997, respectively.

12.      QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Selected continuing operations quarterly financial data for the years ended December 31, 1998 and 1997 are as follows:

                                                                   Quarter
                                             ------------ -------------------------- ------------ ------------
                                                First        Second        Third       Fourth        Total
                                             ------------ ------------- ------------ ------------ ------------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
1998
Total Revenues                                $  245,840   $  237,354    $  237,409   $  240,266   $  960,869
Income (Loss) From Continuing
  Operations                                       1,551          392         1,637       (6,608)      (3,028)
Net Income (Loss)                                  6,391        1,266         5,926       (6,608)       6,975

Earnings (Loss) Per Common Share -
  Basic (1)
      Continuing Operations                         0.09         0.03          0.10        (0.40)       (0.18)
      Discontinued Operations                       0.29         0.05          0.26            -         0.60
Net Income (Loss) Per Common Share                  0.38         0.08          0.36        (0.40)        0.42

Earnings (Loss) Per Common Share -
  Diluted (1)
      Continuing Operations                         0.09         0.03          0.10        (0.40)       (0.18)
      Discontinued Operations                       0.29         0.05          0.26            -         0.60
Net Income (Loss) Per Common Share                  0.38         0.08          0.36        (0.40)        0.42

1997
Total Revenues                                $  265,455   $  253,376    $  234,168   $  252,525   $1,005,524
Income (Loss) From Continuing
  Operations                                        (831)       1,471         2,349       (1,434)       1,555
Net Income                                         3,370        5,563         6,411        2,806       18,150

Earnings (Loss) Per Common Share -
  Basic (1)
      Continuing Operations                        (0.05)        0.09          0.15        (0.09)        0.10
      Discontinued Operations                       0.26         0.25          0.24         0.26         1.01
Net Income  Per Common Share                        0.21         0.34          0.39         0.17         1.11

Earnings (Loss) Per Common Share -
  Diluted (1)
      Continuing Operations                        (0.05)        0.09          0.14        (0.09)        0.10
      Discontinued Operations                       0.26         0.25          0.24         0.26         1.00
Net Income  Per Common Share                        0.21         0.34          0.38         0.17         1.10

(1) The sum of the four quarters does not equal the earnings (loss) per common share for the year due to the change in the number of shares outstanding during the year.

13.      SEGMENTS OF THE BUSINESS

     The Company has two reportable  segments:  1) health insurance products and
2) life insurance products. The Company's health insurance products consist of the following coverages related to small group PPO products: fully insured medical, self funded medical, dental and short-term disability. Life products consist primarily of group term-life insurance. The "All Other" segment includes operations not directly related to the business segments and unallocated corporate items (i.e., corporate investment income, interest expense on corporate debt, amortization of goodwill and intangibles and unallocated overhead expenses). The Company's all other segment also includes data for its 80% owned HMO subsidiary. The reportable segments are managed separately because they differ in the nature of the products offered and in profit margins.

     The Company evaluates segment performance based on profit or loss from continuing operations before income taxes, not including gains and losses on the Company's investment portfolio. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intercompany transactions have been eliminated prior to reporting reportable segment information.

YEAR ENDED DECEMBER 31, 1998:
                                             Health           Life                        Consolidated
                                            Insurance      Insurance       All Other         Total
                                          -------------- --------------- -------------- -----------------
                                                                  (IN THOUSANDS)
Revenues:
    Insurance premiums                     $  865,187     $   24,488      $   24,342     $  914,017
    Net investment income                       8,463            214          15,543         24,220
    Other revenue                              17,317            268           5,047         22,632
                                          -------------- --------------- -------------- -----------------
                                              890,967         24,970          44,932        960,869
Benefits and Expenses:
    Medical and other benefits                663,775          7,713          20,279        691,767
    Selling, general and
      administrative expenses                 223,976          7,839          10,258        242,073
    Interest                                        -              -           7,691          7,691
    Amortization of goodwill and other
     intangibles                                    -              -           8,781          8,781
    Write-off of intangible assets and
     related charges                                -              -          15,453         15,453
                                          -------------- --------------- -------------- -----------------
                                              887,751         15,552          62,462        965,765
                                          -------------- --------------- -------------- -----------------
Income (loss) from continuing
   operations, before income taxes         $    3,216     $    9,418      $  (17,530)    $   (4,896)
                                          ============== =============== ============== =================

As of December 31, 1998:
    Segment assets                         $  153,965     $    3,753      $  341,004     $  498,722
                                          ============== =============== ============== =================




YEAR ENDED DECEMBER 31, 1997:
                                             Health           Life                        Consolidated
                                            Insurance      Insurance       All Other         Total
                                          -------------- --------------- -------------- -----------------
                                                                  (IN THOUSANDS)
Revenues:
    Insurance premiums                     $  918,566     $   28,942      $   9,696      $    957,204
    Net investment income                      11,256            298         12,517            24,071
    Other revenue                              22,437            241          1,571            24,249
                                          -------------- -------------- --------------- -----------------
                                              952,259         29,481         23,784         1,005,524
Benefits and Expenses:
    Medical and other benefits                712,059         10,226         11,206           733,491
    Selling, general and
      administrative expenses                 233,613          8,907          9,640           252,160
    Interest                                        -              -          9,311             9,311
    Amortization of goodwill and other
     intangibles                                    -              -          7,975             7,975
                                          -------------- -------------- --------------- -----------------
                                              945,672         19,133         38,132         1,002,937
                                          -------------- -------------- --------------- -----------------
Income (loss) from continuing
   operations, before income taxes         $    6,587     $   10,348      $ (14,348)     $      2,587
                                          ============== ============== =============== =================

As of December 31, 1997:
    Segment assets                         $  158,008     $    4,142      $ 362,370      $    524,520
                                          ============== ============== =============== =================

YEAR ENDED DECEMBER 31, 1996:
                                             Health           Life                        Consolidated
                                            Insurance      Insurance       All Other         Total
                                          -------------- --------------- -------------- -----------------
                                                                  (IN THOUSANDS)
Revenues:
    Insurance premiums                     $  562,091     $   33,613      $      395     $    596,099
    Net investment income                       8,821            218          15,531           24,570
    Other revenue                               2,369             29             537            2,935
                                          -------------- --------------- -------------- -----------------
                                              573,281         33,860          16,463          623,604
Benefits and Expenses:
    Medical and other benefits                453,576         18,409             334          472,319
    Selling, general and
      administrative expenses                 144,973          5,214           6,949          157,136
    Interest                                        -              -           4,325            4,325
    Amortization of goodwill and other
     intangibles                                    -              -             670              670
                                          -------------- --------------- -------------- -----------------
                                              598,549         23,623          12,278          634,450
                                          -------------- --------------- -------------- -----------------
Income (loss) from continuing
   operations, before income taxes         $  (25,268)    $   10,237      $    4,185     $    (10,846)
                                          ============== =============== ============== =================

As of December 31, 1996:
    Segment assets                         $  173,055     $    5,793      $  390,548     $    569,396
                                          ============== =============== ============== =================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information required by this item with respect to directors and executive officers is incorporated herein by reference to the information included under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement, to be dated April 14, 1999, relating to the 1999 Annual Meeting of Shareholders currently scheduled for May 27, 1999 (the "1999 Proxy Statement") and the information under the heading "Executive Officers of the Registrant" in Part I of this report. The 1999 Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year.

ITEM 11. EXECUTIVE COMPENSATION.

     Information required by this item is incorporated herein by reference to the information included under the headings "Executive Compensation" and "Election of Directors -- Compensation of Directors" in the 1999 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information required by this item is included under the heading "Security Ownership of Certain Beneficial Owners and Management" in the 1999 Proxy Statement, which section is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information required by this item is included under the heading "Certain Transactions" in the 1999 Proxy Statement, which section is hereby incorporated by reference.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

      (A)    1 AND 2. FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                                                      PAGE IN
                                                                                                     FORM 10-K
                                                                                                      REPORT
The following  consolidated  financial  statements of American  Medical Security
Group, Inc. and subsidiaries are included in Item 8:


Report of Independent Auditors....................................................................      22
Consolidated Balance Sheets at December 31, 1998 and 1997.........................................      23
Consolidated Statements of Income for the years ended December 31, 1998, 1997 and 1996............      25
Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income
   for the years ended December 31, 1998, 1997, and 1996..........................................      26
Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996........      27
Notes to Consolidated Financial Statements........................................................      28

                                                                              44



                                                                                                     PAGE IN
                                                                                                    FORM 10-K
                                                                                                     REPORT

The following financial statement schedules of American Medical Security Group, Inc. and subsidiaries are included in Item 14(d):


   Schedule II - Condensed Financial Information of Registrant.................................        46
   Schedule III - Supplementary Insurance Information..........................................        49
   Schedule IV - Reinsurance...................................................................        50
   Schedule V - Valuation and Qualifying Accounts..............................................        51

All other schedules for which provision is made in applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

             3.  EXHIBITS

     See the Exhibit Index following the Signature page of this report, which is incorporated herein by reference. Each management contract and compensatory plan or arrangement required to be filed as an exhibit to this report is identified in the Exhibit Index by an asterisk following its exhibit number.

      (B)    REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the fourth quarter of 1998.

      (C)    EXHIBITS

     See the Exhibit Index following the Signature page of this report.

      (D)    FINANCIAL STATEMENT SCHEDULES

     The financial statement schedules referenced in Item 14(a) are as follows.



                                                                                                        SCHEDULE II

                                       AMERICAN MEDICAL SECURITY GROUP, INC.
                                               (PARENT COMPANY ONLY)

                                   CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                             CONDENSED BALANCE SHEETS

                                                                                         December 31,
                                                                                  1998                  1997
                                                                            ---------------------------------------
                                                                                        (IN THOUSANDS)

ASSETS

Cash and Cash Equivalents                                                      $        128          $          -

Other Assets:
   Investment in consolidated subsidiaries                                          300,262               306,530
   Goodwill and other intangibles, net                                               21,355                21,919
   Other assets                                                                       1,421                 1,528
                                                                            -----------------     -----------------

         Total Other Assets                                                         323,038               329,977

Net Assets of Discontinued Operations                                                     -               123,616
                                                                            -----------------     -----------------

Total Assets                                                                   $    323,166          $    453,593
                                                                            =================     =================

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Notes payable                                                               $     45,158          $    114,878
   Taxes payable                                                                      6,995                10,819
   Payables and accrued expenses                                                        532                    41
   Due to affiliates                                                                  3,158                     -
   Other liabilities                                                                    872                 1,478
                                                                            -----------------     -----------------

         Total Liabilities                                                           56,715               127,216

Shareholders' Equity:
   Common stock                                                                      16,653                16,510
   Paid-in capital                                                                  188,981               186,768
   Retained earnings                                                                 59,572               117,331
   Accumulated other comprehensive income                                             1,245                 5,768
                                                                            -----------------     -----------------

         Total Shareholders' Equity                                                 266,451               326,377
                                                                            -----------------     -----------------

Total Liabilities and Shareholders' Equity                                     $    323,166          $    453,593
                                                                            =================     =================




                                                                                                        SCHEDULE II

                                       AMERICAN MEDICAL SECURITY GROUP, INC.
                                               (PARENT COMPANY ONLY)

                                   CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                          CONDENSED STATEMENTS OF INCOME


                                                                           Year ended December 31,
                                                                 1998               1997                1996
                                                            --------------- --- -------------- ---- --------------
                                                                               (IN THOUSANDS)
Revenues:
   Fees from consolidated subsidiaries                       $      2,013        $      2,303        $        213
   Net investment income                                                -                   -               1,054
   Other                                                               35                   -                   -
                                                            ---------------     --------------      --------------
         Total revenues                                             2,048               2,303               1,267

Expenses:
   General and administrative                                         888               1,620               3,242
   Interest                                                         5,960               8,371               4,043
   Amortization of goodwill and intangibles                           563                 278                  44
                                                            ---------------     --------------      --------------
         Total expenses                                             7,411              10,269               7,329
                                                            ---------------     --------------      --------------

Loss from continuing operations before income tax
   benefit and equity in net income of subsidiaries                (5,363)             (7,966)             (6,062)

Income tax benefit                                                 (1,793)             (3,031)             (2,314)
                                                            ---------------     --------------      --------------

Loss from continuing operations before
   equity in net income (loss) of subsidiaries                     (3,570)             (4,935)             (3,748)

Equity in net income (loss) of subsidiaries                           542               6,490              (2,958)
                                                            ---------------     --------------      --------------

Income (loss) from continuing operations                           (3,028)              1,555              (6,706)

Income from discontinued operations, less
   applicable income taxes                                         10,003              16,595              16,909
                                                            ---------------     --------------      --------------

Net income                                                   $      6,975        $     18,150        $     10,203
                                                            ===============     ==============      ==============





                                                                                                        SCHEDULE II

                                       AMERICAN MEDICAL SECURITY GROUP, INC.
                                               (PARENT COMPANY ONLY)

                                   CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                        CONDENSED STATEMENTS OF CASH FLOWS


                                                                           Year ended December 31,
                                                                 1998               1997                1996
                                                            --------------- --- -------------- ---- --------------
                                                                               (IN THOUSANDS)
OPERATING ACTIVITIES:
   Income (loss) from continuing operations                  $     (3,028)       $      1,555        $     (6,706)
   Adjustments to reconcile income (loss) from
   continuing operations to net cash provided by
   (used in) operating activities:
     Equity in the net (income) loss of subsidiaries                 (542)             (6,490)              2,958
     Dividends received (contributed to) subsidiaries               5,000             (10,330)                  -
     Amortization of intangibles                                      563                 278                  44
     Deferred income tax benefit                                     (772)               (407)             11,246
     Changes in operating accounts:
       Net other assets and liabilities                               596               5,718               8,916
                                                            ---------------     --------------      --------------
         Net cash provided by (used in)
         operating activities                                       1,817              (9,676)             16,458

INVESTING ACTIVITIES:
   Acquisition of subsidiaries                                          -                   -            (195,751)
   Investment in subsidiaries                                           -              (1,500)            (66,677)
   Proceeds from sale of security investments                           -                   -              70,000
                                                            ---------------     --------------      --------------
         Net cash used in investing activities                          -              (1,500)           (192,428)

FINANCING ACTIVITIES:
   Cash dividends paid                                             (5,956)             (7,892)             (6,491)
   Issuance of common stock                                         2,356               2,965              98,720
   Proceeds from noted payable borrowings                          45,158                   -                   -
   Repayment of notes payable                                     (44,878)                (10)                (10)
   Proceeds from notes with affiliate                                   -                   -              70,000
                                                            ---------------     --------------      --------------
         Net cash provided by (used in)
         financing activities                                      (3,320)             (4,937)            162,219

Net cash provided by discontinued operations                        1,631              16,113              13,751
                                                            ---------------     --------------      --------------

Cash and cash equivalents:
   Net increase (decrease) during year                                128                   -                   -
   Balance at beginning of year                                         -                   -                   -
                                                            ---------------     --------------      --------------
         Balance at end of year                              $        128        $          -        $          -
                                                            ===============     ==============      ==============



                                                                                                       SCHEDULE III

                                       AMERICAN MEDICAL SECURITY GROUP, INC.

                                        SUPPLEMENTARY INSURANCE INFORMATION



                                Deferred Policy    Medical and                            Other
                                  Acquisition     Other Benefits       Advance        Policyholder
          Segment                    Costs           Payable           Premiums           Funds
------------------------------  ---------------- ----------------- ----------------- ----------------
                                                         (IN THOUSANDS)
DECEMBER 31, 1998:
     Health                      $            -   $       106,427   $        16,778   $            -
     Life                                     -             2,189               927                -
     All Other                                -             4,517               452                -
                                ---------------- ----------------- ----------------- ----------------
          Total                  $            -   $       113,133   $        18,157   $            -
                                ================ ================= ================= ================

DECEMBER 31, 1997:
     Health                      $            -   $       118,730   $        19,350   $            -
     Life                                     -             3,632               636                -
     All Other                                -             4,520                 -                -
                                ---------------- ----------------- ----------------- ----------------
          Total                  $            -   $       126,882   $        19,986   $            -
                                ================ ================= ================= ================

DECEMBER 31, 1996:
     Health                      $            -   $       151,561   $        24,528   $            -
     Life                                     -             4,933               943                -
     All Other                                -             2,569                 -                -
                                ---------------- ----------------- ----------------- ----------------
          Total                  $            -   $       159,063   $        25,471   $            -
                                ================ ================= ================= ================




                                                                           Amortization
                                                             Medical and   of Deferred
                                                   Net          Other         Policy         Other
                                  Premium      Investment       Benefit    Acquisition    Operating      Premiums
          Segment                 Revenue        Income        Expenses        Costs        Expenses      Written
------------------------------  ------------- -------------- ------------- -------------- ------------- -------------
                                                                    (IN THOUSANDS)

1998:
   Health                        $   865,187   $      8,463   $   663,775   $          -   $   223,976   $   862,615
   Life                               24,488            214         7,713              -         7,839
   All Other                          24,342         15,543        20,279              -        10,258        24,794
                                ------------- -------------- ------------- -------------- -------------
       Total                     $   914,017   $     24,220   $   691,767   $          -   $   242,073
                                ============= ============== ============= ============== =============

1997:
  Health                         $   918,566   $     11,256   $   712,059   $          -   $   233,613   $   913,388
  Life                                28,942            298        10,226              -         8,907
  All Other                            9,696         12,517        11,206              -         9,640         9,696
                                ------------- -------------- ------------- -------------- -------------
       Total                     $   957,204   $     24,071   $   733,491   $          -   $   252,160
                                ============= ============== ============= ============== =============

1996:
  Health                         $   562,091   $      8,821   $   453,576   $          -   $   144,973   $   568,312
  Life                                33,613            218        18,409              -         5,214
  All Other                              395         15,531           334              -         6,949           395
                                ------------- -------------- ------------- -------------- -------------
       Total                     $   596,099   $     24,570   $   472,319   $          -   $   157,136
                                ============= ============== ============= ============== =============



                                                                                                        SCHEDULE IV


                                       AMERICAN MEDICAL SECURITY GROUP, INC.

                                                    REINSURANCE


                                                                                                        Percentage
                                                          Ceded to      Assumed from                     of Amount
                                           Direct          Other           Other            Net          Assumed
                                          Business       Companies       Companies         Amount         to Net
                                       --------------- --------------- --------------- -------------- ---------------
                                                                      (IN THOUSANDS)

YEAR ENDED DECEMBER 31, 1998

    Life insurance in force             $  13,467,780   $   9,670,800   $           -   $  3,796,980

    Premiums:
       Accident and Health                    859,560          14,680          44,649        889,529            5.0%
       Life                                    26,337           2,256             407         24,488            1.7%
                                       --------------- --------------- --------------- --------------
     Total Premiums                           885,897          16,936          45,056        914,017            4.9%


YEAR ENDED DECEMBER 31, 1997

     Life insurance in force            $  11,750,841   $   9,320,314   $   2,033,624   $   ,464,151           45.6%

     Premiums:
       Accident and Health                    878,369           3,097          52,990        928,262            5.7%
       Life                                    29,527             585               -         28,942               -
                                       --------------- --------------- --------------- --------------
     Total Premiums                           907,896           3,682          52,990        957,204            5.5%


YEAR ENDED DECEMBER 31, 1996

     Life insurance in force            $  17,187,431   $     321,528   $           -   $ 16,865,903               -

     Premiums:
       Accident and Health                  1,014,589         478,575          26,472        562,486            4.7%
       Life                                    42,545          19,808          10,876         33,613           32.4%
                                       --------------- --------------- --------------- --------------
     Total Premiums                         1,057,134         498,383          37,348        596,099            6.3%



                                                                                                         SCHEDULE V

                                       AMERICAN MEDICAL SECURITY GROUP, INC.

                                         VALUATION AND QUALIFYING ACCOUNTS



                                                  Balance at        Additions
                                                   Beginning     Charged to Cost                     Balance at End
                                                   of Period       and Expenses      Deductions        of Period
                                                ---------------- ----------------- ---------------- -----------------
                                                                           (IN THOUSANDS)

YEAR ENDED DECEMBER 31, 1998
  Write-down of intangible asset                 $            -   $        12,833   $       12,833   $             -
  Allowance for bad debts                                 1,061                84               27             1,118
  Valuation allowance for deferred taxes (a)              1,277             1,555              178             2,654
                                                ---------------- ----------------- ---------------- -----------------
       Total                                     $        2,338   $        14,472   $       13,038   $         3,772
                                                ================ ================= ================ =================



YEAR ENDED DECEMBER 31, 1997
  Allowance for bad debts                        $        1,439   $           140   $          518   $         1,061
  Valuation allowance for deferred taxes                    636               641                -             1,277
                                                ---------------- ----------------- ---------------- -----------------
       Total                                     $        2,075   $           781   $          518   $         2,338
                                                ================ ================= ================ =================



YEAR ENDED DECEMBER 31, 1996
  Allowance for bad debts (b)                    $            -   $         1,439   $            -   $         1,439
  Valuation allowance for deferred taxes                    294               342                -               636
                                                ================ ================= ================ =================
      Total                                      $          294   $         1,781   $            -   $         2,075
                                                ================ ================= ================ =================






(a) A valuation allowance for deferred taxes of approximately $1.5 million was established in the first quarter of 1998 upon the consolidation of a subsidiary previously accounted for under the equity method.
(b) Allowance for bad debts of $1.4 million was established with the purchase of American Medical Security Group, Inc. ("Old AMS") on December 3, 1996.


                                                    SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     AMERICAN MEDICAL SECURITY GROUP, INC.

                                     By:  /s/ SAMUEL V. MILLER
                                          -----------------------------
                                          Samuel V. Miller, Chairman, President,
                                          and Chief Executive Officer

                                     Date:     March 26, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.*

       SIGNATURE                             TITLE

/s/ SAMUEL V. MILLER        Chairman of the Board, President and Chief Executive
Samuel V. Miller            Officer; Director

/s/ GARY D. GUENGERICH      Executive Vice President and Chief Financial Officer
Gary D. Guengerich          (Principal Financial Officer and Principal
                            Accounting Officer)

/s/ ROGER H. BALLOU         Director
Roger H. Ballou

/s/ W. FRANCIS BRENNAN      Director
W. Francis Brennan

/s/ JAMES C. HICKMAN        Director
James C. Hickman

/s/ WILLIAM R. JOHNSON      Director
William R. Johnson

/s/ EUGENE A. MENDEN        Director
Eugene A. Menden

/s/ MICHAEL T. RIORDAN      Director
Michael T. Riordan

/s/ FRANK L. SKILLERN       Director
Frank L. Skillern

/s/ J. GUS SWOBODA          Director
J. Gus Swoboda

---------------

*Each of the above signatures is affixed as of March 26, 1999.

                                                                                                               EX-4


                                       AMERICAN MEDICAL SECURITY GROUP, INC.
                                           (COMMISSION FILE NO. 1-13154)

                                                   EXHIBIT INDEX
                                                        TO
                                              FORM 10-K ANNUAL REPORT
                                       FOR THE YEAR ENDED DECEMBER 31, 1998
EXHIBIT NUMBER                                              INCORPORATED HEREIN                   FILED
                     DOCUMENT DESCRIPTION                   BY REFERENCE TO                       HEREWITH

2.1                  Distribution and Indemnity Agreement   Exhibit 2.1 to Newco/UWS'
                     between the United Wisconsin           Registration Statement on Form 10,
                     Services, Inc., now known as           as amended (File No. 1-14177)
                     American Medical Security Group,
                     Inc. ("AMSG f/k/a UWS or
                     Registrant") and Newco/UWS, Inc.
                     ("Newco/UWS") dated as of September
                     11, 1998

2.2                  Employee Benefits Agreement dated as   Exhibit 10.1 to Newco/UWS'
                     of September 11, 1998, by and          Registration Statement on Form 10,
                     between AMSG f/k/a UWS and Newco/UWS   as amended (File No. 1-14177)

2.3                  Tax Allocation Agreement, entered      Exhibit 10.2 to Newco/UWS'
                     into as of September 11, 1998, by      Registration Statement on Form 10,
                     and between AMSG f/k/a UWS and         as amended (File No. 1-14177)
                     Newco/UWS

3.1                  Restated Articles of Incorporation                                                   X
                     of Registrant dated as February 17,
                     1999

3.2                  Bylaws of Registrant as amended and                                                  X
                     restated February 17, 1999

4.1                  Amended and Restated Credit            Exhibit 4 to the Registrant's Form
                     Agreement dated as of October 15,      10-Q for the quarter ended
                     1998 among the Registrant, United      September 30, 1998 (the "9/30/98
                     Wisconsin Life Insurance Company and   10-Q")
                     the First National Bank of Chicago
                     and other Lenders

4.2                  Dividend Reinvestment and Direct       Exhibit 4.1 to AMSG f/k/a UWS' Form
                     Stock Purchase Plan                    S-3 Registration Statement
                                                            (No. 333-29425)

10.1*                Equity Incentive Plan as amended and                                                 X
                     restated March 15, 1999

10.2*                Form of Nonqualified Stock Option                                                    X
                     Award Agreement

                                                                            EX-1

10.3*                Deferred Stock Agreement between the                                                 X
                     Registrant and Samuel V. Miller

10.4*                1995 Director Stock Option Plan as     Exhibit 10.2 to the 9/30/98 10-Q
                     amended and restated September 25,
                     1998

10.5*                Deferred Compensation Plan for         Exhibit 10.3 to the 9/30/98 10-Q
                     Directors as amended and restated
                     September 25, 1998

10.6*                Voluntary Deferred Compensation Plan   Exhibit 10.47 to AMSG f/k/a UWS'
                                                            Form 10-K for the year ended
                                                            December 31, 1998 (the "1998 10-K")

10.7*                Deferred Compensation Trust            Exhibit 10.48 to the 1998 10-K

10.8*                Executive Reimbursement Group                                                        X
                     Insurance Policy

10.9*                Change of Control Severance Benefit    Exhibit 10.4 to the 9/30/98 10-Q
                     Plan

10.10*               Severance Benefit for Certain                                                        X
                     Executive Officers

10.11*               Executive Management Incentive Plan                                                  X

10.12*               Employment and Noncompetition          Exhibit 10.1 to the AMSG f/k/a UWS'
                     Agreement of Samuel V. Miller dated    Form 10-Q for the quarter ended
                     April 7, 1998                          March 31, 1998

10.13*               Amendment No. 1 to Employment and                                                    X
                     Noncompetition Agreement of Samuel
                     V. Miller dated as of September 25,
                     1998

10.14*               Employment Agreement of Scott                                                        X
                     Westphal dated August 21, 1996

10.15                Employment and Noncompetition          Exhibit 4.1 to the AMSG f/k/a UWS'
                     Agreement between American Medical     Form 10-K for the year ended
                     Security Holdings, Inc. and Wallace    December 31, 1996 (the "1996 10-K")
                     J. Hilliard

                                                                            EX-2


10.16                Employment and Noncompetition          Exhibit 4.2 to the 1996 10-K
                     Agreement between American Medical
                     Security Holdings, Inc. and Ronald
                     A. Weyers

10.17                Settlement Agreement between AMSG      Exhibit 10.3 to Newco/UWS'
                     f/k/a UWS, Wallace J. Hilliard and     Registration Statement on Form 10,
                     Ronald A. Weyers dated April 1, 1998   as amended (File No. 1-14177)

10.18                Registration Rights and Stock          Exhibit 2.1 to AMSG f/k/a UWS'
                     Restriction Agreement between AMSG     Registration Statement on Form S-4,
                     f/k/a UWS, Wallace J. Hilliard and     as amended (No. 333-10935)
                     Ronald A. Weyers dated December 3,
                     1996

10.19                Registration Rights Agreement                                                        X
                     between the Registrant and Blue
                     Cross Blue Shield United of
                     Wisconsin ("BCBSUW") dated as of
                     September 1, 1998

10.20                Agreement for Electronic Data          Exhibit 10.20 to AMSG f/k/a UWS'
                     Processing Services between BCBSUW     Registration Statement on Form S-1,
                     and EDS Federal Corporation (as        as amended (No. 33-42571) and
                     amended).  As amended by Settlement    Exhibit 10.20 to AMSG f/k/a UWS'
                     Agreement and Amendment No. 5 dated    Registration Statement on Form S-1
                     October 19, 1992.                      (No. 33-59798)

10.21*               BCBSUW/UWS Long Term Incentive Plan    Exhibit 10.44 to AMSG f/k/a UWS'
                     (1997-1999)                            Form 10-K for the year ended
                                                            December 31, 1997 ("1997 10-K")

10.22*               BCBSUW/UWS Long Term Incentive Plan    Exhibit 10.25 to 1996 10-K
                     (1996-1998)

10.23                Various service agreements between     Exhibits 10.13 to 10.25 and Exhibit
                     BCBSUW and AMSG f/k/a UWS and/or its   10.27 to the 1998 10-K
                     subsidiaries (assigned to Newco/UWS)

21                   Subsidiaries of the Registrant                                                       X

23                   Consent of Ernst & Young LLP                                                         X

27.1                 Financial Data Schedule                                                              X

27.2                 Restated Financial Data Schedule (12                                                 X
                     months ended 12/31/97)

                                                                            EX-3

27.3                 Restated Financial Data Schedule (12                                                 X
                     months ended 12/31/96)


*  Indicates compensatory plan or arrangement.

