Form 10-Q
period 1999-03-31
AMERICAN MEDICAL SECURITY GROUP INC
filed 1999-05-13
CIK 878897

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
         OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from __________________ to __________________

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



Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           Yes __X__        No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, no par value, outstanding as of April 30, 1999: 16,653,269 shares

                      AMERICAN MEDICAL SECURITY GROUP, INC.

                                      INDEX


PART I.       FINANCIAL INFORMATION

  Item 1.      Financial Statements (Unaudited)

               Condensed Consolidated Balance Sheets--
                 March 31, 1999 and December 31, 1998..........................3
               Condensed Consolidated Statements of Income--
                 Three months ended March 31, 1999 and 1998....................5
               Condensed Consolidated Statements of Cash Flows--
                 Three months ended March 31, 1999 and 1998....................6
               Notes to Condensed Consolidated Financial Statements--
                 March 31, 1999................................................7

  Item 2.      Management's Discussion and Analysis of Financial
                 Condition and Results of Operations..........................11

  Item 3.      Quantitative and Qualitative Disclosures About Market Risk.....15


PART II.      OTHER INFORMATION


  Item 6.      Exhibits and Reports on Form 8-K...............................16

               Signatures.....................................................17

               Exhibit Index................................................EX-1

PART I.       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS


                      AMERICAN MEDICAL SECURITY GROUP, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                                     March 31,          December 31,
                                                                                        1999                1998
                                                                                   ------------------------------------
                                                                                             (000'S OMITTED)

ASSETS

Investments:
   Securities available for sale, at fair value:
       Fixed maturities                                                               $   292,272       $   293,096
       Equity securities-preferred                                                          2,130             2,457
   Fixed maturity securities held to maturity, at amortized cost                            3,541             3,361
                                                                                   ------------------------------------

           Total Investments                                                              297,943           298,914

   Cash and Cash Equivalents                                                               24,262            10,648

Other Assets:
   Property and equipment, net                                                             35,093            35,356
   Goodwill and other intangibles, net                                                    115,060           116,093
   Other assets                                                                            46,043            37,711
                                                                                   ------------------------------------

           Total Other Assets                                                             196,196           189,160
                                                                                   ------------------------------------

Total Assets                                                                          $   518,401       $   498,722
                                                                                   ====================================









            See Notes to Condensed Consolidated Financial Statements




                      AMERICAN MEDICAL SECURITY GROUP, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                                                                      March 31,          December 31,
                                                                                        1999                 1998
                                                                                   -------------------------------------
                                                                                             (000'S OMITTED)

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Medical and other benefits payable                                                  $  130,761         $  113,133
   Advance premiums                                                                        21,451             18,157
   Payables and accrued expenses                                                           23,864             23,439
   Notes payable                                                                           53,763             55,064
   Other liabilities                                                                       23,641             22,478
                                                                                   -------------------------------------

         Total Liabilities                                                                253,480            232,271

Redeemable preferred stock - Series A adjustable rate nonconvertible,
   $1,000 stated value, 25,000 shares authorized                                                -                  -

Shareholders' Equity:
   Preferred stock (no par value, 475,000 shares authorized)                                    -                  -
   Common stock (no par value, $1 stated value, 50,000,000 shares authorized, 16,653,262 and 16,653,179 issued and outstanding
     at March 31, 1999 and December 31, 1998, respectively)                                16,653             16,653
   Paid-in capital                                                                        187,949            188,981
   Retained earnings                                                                       62,567             59,572
   Accumulated other comprehensive income (loss), net of taxes of $1,211,000
     and $642,000 at March 31, 1999 and December 31, 1998, respectively                    (2,248)             1,245
                                                                                   ----------------    -----------------

         Total Shareholders' Equity                                                       264,921            266,451
                                                                                   ----------------    -----------------

Total Liabilities and Shareholders' Equity                                             $  518,401         $  498,722
                                                                                   =====================================








            See Notes to Condensed Consolidated Financial Statements


                      AMERICAN MEDICAL SECURITY GROUP, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                            Three Months Ended
                                                                                 March 31,
                                                                   --------------------------------------
                                                                         1999                  1998
                                                                   --------------------------------------
                                                                   (000'S OMITTED, EXCEPT PER SHARE DATA)
Revenues:
   Insurance premiums                                                 $    262,892         $    234,959
   Net investment income                                                     4,975                6,081
   Other revenue                                                             6,186                4,800
                                                                   --------------------------------------
         Total Revenues                                                    274,053              245,840

Expenses:
   Medical and other benefits                                              198,407              179,285
   Selling, general and administrative                                      68,681               59,042
   Interest                                                                    894                2,371
   Amortization of goodwill and other intangibles                            1,048                2,240
                                                                   --------------------------------------
         Total Expenses                                                    269,030              242,938
                                                                   --------------------------------------

Income From Continuing Operations,
   Before Income Taxes                                                       5,023                2,902

Income Tax Expense                                                           2,028                1,351
                                                                   --------------------------------------

Income From Continuing Operations                                            2,995                1,551

Income from Discontinued Operations
   Less Applicable Income Taxes                                                 -                 4,840
                                                                   --------------------------------------
Net Income                                                            $      2,995         $      6,391
                                                                   ======================================

Earnings Per Common Share - Basic
   Income from continuing operations                                  $       0.18         $      0.09
   Income from discontinued operations                                          -                 0.29
                                                                   --------------------------------------
Net Income Per Common Share                                           $       0.18         $      0.38

Earnings Per Common Share - Diluted
   Income from continuing operations                                  $       0.18         $      0.09
   Income from discontinued operations                                          -                 0.29
                                                                   --------------------------------------
Net Income Per Common Share                                           $       0.18         $      0.38
                                                                   ======================================

            See Notes to Condensed Consolidated Financial Statements


                      AMERICAN MEDICAL SECURITY GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                         ------------------------------------------
                                                                                1999                   1998
                                                                         ------------------------------------------
                                                                                      (000'S OMITTED)
OPERATING ACTIVITIES:
   Income from continuing operations                                       $        2,995         $       1,551
     Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
       Depreciation and amortization                                                2,590                 3,874
       Net realized investment (gains) losses                                          61                  (876)
       Deferred income tax benefit (expense)                                         (430)                  334
       Changes in operating accounts:
           Other assets                                                            (8,347)               (5,899)
           Medical and other benefits payable                                      17,628               (10,830)
           Advance premiums                                                         3,293                 1,962
           Payables and accrued expenses                                              425                (6,886)
           Other liabilities                                                        2,442                10,509
                                                                         ------------------------------------------
             Net Cash Provided by (Used in) Operating Activities                   20,657                (6,261)

INVESTING ACTIVITIES:
   Acquisition of subsidiaries (net of cash and cash
     equivalents acquired of $2,773,000)                                                -                 2,623
   Purchases of available for sale securities                                    (147,926)              (82,278)
   Proceeds from sale of available for sale securities                            142,590                66,001
   Proceeds from maturity of available for sale securities                            700                     -
   Purchases of held to maturity securities                                          (200)                    -
   Purchases of property and equipment                                               (993)                 (395)
   Proceeds from sale of property and equipment                                        85                    54
                                                                         ------------------------------------------
             Net Cash Used in Investing Activities                                 (5,744)              (13,995)

FINANCING ACTIVITIES:
   Cash dividends paid                                                                  -                (1,982)
   Issuance of common stock                                                             1                   893
   Borrowings under line of credit agreement                                        5,000                     -
   Repayment on line of credit agreement                                           (5,000)                    -
   Repayment of notes payable                                                      (1,300)                 (408)
                                                                         ------------------------------------------
             Net Cash Used in Financing Activities                                 (1,299)               (1,497)
Net Cash Provided by Discontinued Operations                                            -                   128
                                                                         ------------------------------------------
Cash and Cash Equivalents:
   Net increase (decrease)                                                         13,614               (21,625)
   Balance at beginning of year                                                    10,648                45,291
                                                                         ------------------------------------------
             Balance at End of Period                                      $       24,262         $      23,666
                                                                         ==========================================




            See Notes to Condensed Consolidated Financial Statements

                      AMERICAN MEDICAL SECURITY GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


                                 March 31, 1999


NOTE A.       BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the American Medical Security Group, Inc. ("AMSG" or the "Company") annual report or Form 10-K for the year ended December 31, 1998.


NOTE B.       DISCONTINUED OPERATIONS

     On May 27, 1998, the Board of Directors of the Company, then known as United Wisconsin Services, Inc. ("UWS"), approved a plan to spin off its managed care companies and specialty management business to its shareholders (the "Spin-off"). In connection with the Spin-off, UWS changed its name to "American Medical Security Group, Inc." On September 25, 1998, the distribution date, shareholders of AMSG received one share of common stock of a newly formed company, Newco/UWS, Inc. ("Newco/UWS"), for every share of AMSG owned as of September 11, 1998, the record date. The net assets of Newco/UWS consisted of assets and liabilities of the managed care and specialty business along with $70.0 million in debt that was assumed by Newco/UWS in conjunction with the Spin-off. Newco/UWS was renamed United Wisconsin Services, Inc. AMSG has obtained a private ruling from the Internal Revenue Service to the effect that the Spin-off qualifies as tax free to AMSG, Newco/UWS and to AMSG shareholders. The operations of Newco/UWS are reflected in discontinued operations through September 25, 1998. All prior periods of the Company's financial statements have been restated to reflect Newco/UWS operations as discontinued operations. Interest expense on the $70.0 million in debt assumed by Newco/UWS is reflected in continuing operations through September 11, 1998.

NOTE C.       EARNINGS PER SHARE

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

     The following table provides a reconciliation of the number of weighted average basic and diluted shares outstanding:

                                                                      Three Months Ended
                                                                           March 31,
                                                               ----------------------------------
                                                                    1999              1998
                                                               ---------------- -----------------
Weighted average common shares outstanding - Basic               16,653,226        16,515,874
Effect of dilutive stock options                                    173,473           171,410
                                                               ---------------- -----------------
Weighted average common shares outstanding - Dilutive            16,826,699        16,687,284
                                                               ================ =================


     Other options to purchase shares were not included in the computation of earnings per diluted common share because the options' exercise prices were greater than the average market price of the outstanding common shares for the period. In addition, 1,000,000 options, which were at exercise prices greater than the average market price of the common stock, were surrendered in the first quarter of 1999.


NOTE D.       COMPREHENSIVE INCOME

     Comprehensive loss from continuing operations was $0.5 million for the three months ended March 31, 1999. Comprehensive income from continuing operations and discontinued operations was $0.8 million and $5.8 million, respectively, for the three months ended March 31, 1998. Comprehensive income for the Company is net income plus or minus unrealized gains or losses, net of income tax effects, on certain investments in debt and equity securities.


NOTE E.       SEGMENT INFORMATION

     The Company has two reportable  segments:  1) health insurance products and
2) life insurance products. The Company's health insurance products consist of the following coverages related to small group preferred provider organization products: fully insured medical, self funded medical, dental and short-term disability. Life products consist primarily of group term-life insurance. Operations not directly related to the business segments (i.e., corporate investment income, interest expense on corporate debt, amortization of goodwill and intangibles, unallocated overhead expenses and health maintenance organization ("HMO") operations) are included in "All Other". The reportable segments are managed separately because they differ in the nature of the products offered and in profit margins.

     The Company evaluates segment performance based on profit or loss from operations before income taxes, not including gains and losses on the Company's investment portfolio. The accounting policies of the reportable segments are the same as those used to report the Company's consolidated financial statements. Intercompany transactions have been eliminated prior to reporting reportable segment information.

     A reconciliation of segment income before income taxes to consolidated income from continuing operations before income taxes is as follows:

                                      Three Months Ended
                                           March 31,
                                --------------------------------
                                     1999             1998
                                ---------------- ---------------
                                        (000'S OMITTED)
            Health               $      3,481     $      (393)
            Life                        1,876           2,426
            All other                    (334)            869
                                ---------------- ---------------
                                  $     5,023     $     2,902
                                ================ ===============

     Operating results and statistics for each of the Company's segments are as follows:

                                                               Three Months Ended
                                                                    March 31,
                                                       -----------------------------------
                                                             1999              1998
                                                       ----------------- -----------------
                                                        (000'S OMITTED, EXCEPT FINANCIAL
                                                                   STATISTICS)
HEALTH SEGMENT

OPERATING RESULTS

Revenues:
  Insurance premiums                                     $  246,652        $  222,872
  Net investment income                                       2,268             2,137
  Other revenue                                               5,212             3,507
                                                       ----------------- -----------------
     Total Revenues                                         254,132           228,516

Expenses:
  Medical and other benefits                                187,420           174,145
  Selling, general and administrative                        63,231            54,764
                                                       ----------------- -----------------
     Total Expenses                                         250,651           228,909
                                                       ----------------- -----------------
       Income Before Income Taxes                        $    3,481        $     (393)
                                                       ================= =================

FINANCIAL STATISTICS

Loss ratio                                                    76.0%             78.1%
Expense ratio                                                 23.5%             23.0%
                                                       ----------------- -----------------
     Combined ratio                                           99.5%            101.1%
                                                       ================= =================

Membership at End of Period:
  Medical:
     Fully insured                                          586,042           512,182
     Self funded                                             49,264            68,746
                                                       ----------------- -----------------
       Total medical*                                       635,306           580,928
  Dental                                                    357,860           451,772

*Total medical membership of the Company includes HMO membership of 26,820 and 13,657 at March 31, 1999 and 1998 respectively. HMO operations are not included in health segment operating results.



                                                              Three Months Ended
                                                                   March 31,
                                                       -----------------------------------
                                                             1999              1998
                                                       ----------------- -----------------
                                                       (000'S OMITTED, EXCEPT FINANCIAL
                                                                  STATISTICS)
LIFE SEGMENT

OPERATING RESULTS

Revenues:
  Insurance premiums                                     $    6,660        $    6,470
  Net investment income                                          51                55
  Other revenue                                                  72                40
                                                       ----------------- -----------------
     Total Revenues                                           6,783             6,565

Expenses:
  Medical and other benefits                                  2,773             2,135
  Selling, general and administrative                         2,134             2,004
                                                       ----------------- -----------------
     Total Expenses                                           4,907             4,139
                                                       ----------------- -----------------
       Income Before Income Taxes                        $    1,876        $    2,426
                                                       ================= =================

FINANCIAL STATISTICS

Loss ratio                                                    41.6%             33.0%
Expense ratio                                                 31.0%             30.4%
                                                       ----------------- -----------------
     Combined ratio                                           72.6%             63.4%
                                                       ================= =================

Membership at end of period                                 307,674           238,824



ITEM 2.       MANAGEMENT'S  DISCUSSION   AND  ANALYSIS  OF  FINANCIAL  CONDITION
              AND RESULTS OF OPERATIONS




OVERVIEW

     American Medical Security Group, Inc., formerly known as United Wisconsin Services, Inc., together with its subsidiary companies ("AMSG" or the "Company"), is a provider of life and health insurance products for individuals and employer groups. The Company's principal product offering is small group health insurance. It also sells individual and large group health insurance and group life, dental, prescription drug, disability and accidental death insurance. The Company's products are actively marketed in 33 states and the District of Columbia through independent agents. The Company's products generally provide discounts to insureds that utilize preferred provider organizations. The average group size is eight lives.

HISTORY

     Prior to and for most of the year 1998, the business of the Company, then known as "United Wisconsin Services, Inc.", consisted of two main components: the small group business and the managed care and specialty business. On September 11, 1998, the Company contributed all of its subsidiaries comprising the managed care and specialty business to a newly created subsidiary named "Newco/UWS, Inc.", a Wisconsin corporation ("Newco/UWS"). On September 25, 1998, the Company spun off the managed care and specialty business through a distribution of 100% of the issued and outstanding shares of common stock of Newco/UWS to the Company's shareholders of record as of September 11, 1998. The Company thereupon adopted its current name of "American Medical Security Group, Inc." and Newco/UWS changed its name to "United Wisconsin Services, Inc." The net assets of Newco/UWS consisted of assets and liabilities of the managed care and specialty management business along with $70.0 million in debt that was assumed by Newco/UWS in conjunction with the Spin-off. The operations of Newco/UWS are reflected in discontinued operations through September 25, 1998. Interest expense on the $70.0 million in debt assumed by Newco/UWS is reflected in continuing operations through September 11, 1998. After the Spin-off, the business of the Company consisted solely of the Company's small group insurance business. The continuing operations of the Company reflect the historical small group insurance portion of the Company's business.

RESULTS OF CONTINUING OPERATIONS

INSURANCE PREMIUMS

     Insurance premiums for the three months ended March 31, 1999 increased 11.9% to $262.9 million from $235.0 million for the same period in 1998. Effective January 1, 1999, the Company acquired the majority of the fully insured group health business of Continental Assurance Company ("CNA"). The results for the three months ended March 31, 1999 included $28.5 million of premium related to the CNA acquired business.

     Average fully insured medical premium per member per month during the three month period ended March 31, 1999 increased 2.4% to $126 compared to $123 during the same period in 1998. Medical membership (including HMO members) at March 31, 1999 increased 11.4% to 662,126 from 594,585 at March 31, 1998. New sales growth combined with the addition of CNA business has caused the membership in force to grow.

NET INVESTMENT INCOME

     Net investment income includes investment income and realized gains (losses) on investments. Net investment income for the three months ended March 31, 1999 declined 18.2% to $5.0 million from $6.1 million for the three months ended March 31, 1998. The decline is due to lower average annual investment yields and a decrease in realized gains of $0.9 million. Average annual investment yields, excluding realized gains and losses, were 6.7% and 7.5% for the three months ended March 31, 1999 and 1998, respectively. Investment gains and losses are realized in the normal investment process in response to market opportunities. Average invested assets for the three months ended March 31, 1999 and March 31, 1998 were $299.2 million and $276.2 million, respectively.

OTHER REVENUE

     Other revenue increased to $6.2 million for the three months ended March 31, 1999 from $4.8 million for the same period in 1998. The increase is primarily due to an increase in fee revenue associated with the Pan American Life Insurance Company business acquired July 1998 and CNA business acquired January 1999, offset by lower self funded fee revenue on smaller self funded membership. Management expects that other revenue will decline slightly during the remainder of 1999 as the acquired blocks of business run off.

LOSS RATIO

     The health segment loss ratio for the three months ended March 31, 1999 was 76.0% compared with 78.1% for the three months ended March 31, 1998. The improved loss ratio for the quarter reflects the cancellation of unprofitable business during the second half of 1998, including the one-life dental business effective July 1, 1998, increased margin on new business, and the repricing of existing business. The first quarter 1999 loss ratio reflects a higher loss ratio on the business acquired from CNA than experienced on the Company's existing business. The health loss ratio for the remainder of 1999 is dependent upon future events including claim cost trends, membership utilization and regulatory approvals and actions. Management continues to pursue rate increases aggressively in various states where the loss ratio has not responded as quickly as expected. However, there can be no guarantee that these actions will have the desired effect on the health loss ratio in future periods or when such results may be realized.

     The life segment loss ratio for the three months ended March 31, 1999 was 41.6% compared to 33.0% for the three months ended March 31, 1998. The increase in the life loss ratio for the first quarter of 1999 is due primarily to a fluctuation in claims experience. Management expects the life loss ratio to return to historical patterns during the remainder of 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE RATIO

     The selling, general and administrative ("SGA") expense ratio for health segment products for the three months ended March 31, 1999 was 23.5% compared with 23.0% for the three months ended March 31, 1998. The increase in the SGA expense ratio is the result of higher commissions on new policy sales offset by a lower administrative expense ratio resulting from a leveraging of the Company's operations over increased revenues.

OTHER EXPENSES

     Interest expense decreased to $0.9 million for the three months ended March 31, 1999 from $2.4 million for the same period in the prior year. The decrease in interest expense reflects the assumption of $70.0 million in debt by Newco/UWS on September 11, 1998, as part of the spin-off transaction, as described in Note B of the Notes to Condensed Consolidated Financial Statements.

     Amortization of goodwill and other intangibles totaled $1.0 million for the first quarter of 1999, compared with $2.2 million of amortization expense for the first quarter of 1998. The decline in amortization is principally due to the write-off of the Company's distribution system intangible asset at December 31, 1998, as described in the Company's annual report on Form 10-K for the year ended December 31, 1998. Management believes that no other material impairment of goodwill and other intangible assets existed at March 31, 1999.

     The effective tax rate was 40.4% for the three months ended March 31, 1999 compared with 46.6% for the three months ended March 31, 1998. The effective tax rate is impacted primarily by level amortization of non-deductible goodwill in relation to varying pretax income.

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

     The Company's cash flow from operations was positive at $20.7 million for the three months ended March 31, 1999. This compares to negative cash flow from operations of $6.3 million for the three months ended March 31, 1998. The positive results are due to an increase in claims inventory, growth in membership and lower debt costs as a result of the assumption of $70.0 million in debt by Newco/UWS in September 1998.

     The Company's investment portfolio from continuing operations consists primarily of investment grade bonds and has limited exposure to equity securities. At March 31, 1999, $295.8 or 99.3% of the Company's investment portfolio was invested in bonds. At December 31, 1998, $296.5 or 99.2% of the Company's investment portfolio was invested in bonds. The bond portfolio had an average quality rating of Aa3 at March 31, 1999, and A1 at December 31, 1998, as measured by Moody's Investor Service. The majority of the bond portfolio was classified as available for sale. The Company has no investment in mortgage loans, non-publicly traded securities (except for principal only strips of U.S. Government securities), real estate held for investment or financial derivatives.

     The Company's insurance subsidiaries operate in states that require certain levels of regulatory capital and surplus and may restrict dividends to their parent companies. The National Association of Insurance Commissioners has adopted risk-based capital ("RBC") standards for life and health insurers designed to evaluate the adequacy of statutory capital and surplus in relation to various business risks faced by such insurers. The RBC formula is used by state insurance regulators as an early warning tool to identify insurance companies that potentially are inadequately capitalized. At December 31, 1998, the Company's principal insurance company subsidiaries had an RBC ratio that was substantially above the levels which would require regulatory action.

     The Company has a five year revolving line of credit with a maximum commitment of $70.0 million, and a $10.0 million sublimit for swingline loans. The outstanding line of credit balance at March 31, 1999 was $45.2 million, which is included in notes payable.

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

     With respect to Third Party Products, the Company has reviewed its business processes that may have Year 2000 concerns performed by, with or through external business associates. This includes computer hardware, telephone systems, security systems and numerous other products as well as third party applications that have not been customized by the Company. The Company has evaluated various third parties that provide products or services, such as printing companies, power and utility companies and other vendors. Where appropriate, agreements with third party vendors have been amended and Year 2000 compliance certifications have been obtained. Significant business partners and vendors will be required to provide the Company with Year 2000 certified products or services. Such products and services are being tested by the Company to validate the compliance certification. The Company estimates this portion of the plan is approximately 80% complete, is on schedule and is planned for completion in September 1999.

         YEAR 2000 PLAN                         PERCENT COMPLETE                   COMPLETION DATE

         In-house Applications                         100%                        March 1999

         Customized Applications                        76%                        September 1999

         Third Party Products                           80%                        September 1999

     The cost of the Year 2000 project is being funded through operating cash flows and is not expected to be material to the Company's financial position. Through March 31, 1999, the Company had incurred costs of $2.5 million ($0.5 million in 1999) relating to the Year 2000 project. For the remainder of 1999, the Company anticipates an additional cost of $0.6 million which will be expensed as incurred. The Company has made capital expenditures of $4.2 million through March 31, 1999, and expects to make an additional $0.7 million in capital expenditures to complete the project.

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

     The costs of the project and the dates on which the Company plans to complete the necessary Year 2000 modifications are based on management's best estimates, which were derived using numerous assumptions of future events including the continued availability of certain resources, third party remediation plans and other factors. There can be no guarantee that these timelines or estimates will be achieved. Actual results could differ materially from those planned. Specific factors that might cause such material differences to occur include, but are not limited to, the availability and cost of personnel trained in this area; the ability to locate and correct all relevant computer codes; and the ability of the Company's significant suppliers, customers and others with which it conducts business, including federal, state and local governmental agencies, to identify and resolve their own Year 2000 issues and similar uncertainties. Due to these uncertainties, the Company may face certain claims, the impact of which is not currently estimable. No assurance can be given that the cost of defending and resolving such claims, if any, will not significantly affect the Company's results of operations. Although the Company has some agreements with third party vendors and suppliers that contain indemnification provisions that protect the Company under certain circumstances relating to Year 2000 issues, there can be no assurances that such indemnification provisions will cover all of the Company's liabilities and costs related to Year 2000 claims by third parties.

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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's market risk exposure has not changed substantially from the year ended December 31, 1998. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Market Risk Exposure" in the Company's annual report or Form 10-K for the year ended December 31, 1998.

PART II.      OTHER INFORMATION



ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

     See the Exhibit Index following the Signature page of this report, which is incorporated herein by reference.

         (b)      REPORTS ON FORM 8-K

     The Company did not file any Form 8-K reports during the quarter ended March 31, 1999.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE:  MAY 12, 1999
     ----------------

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

                                  EXHIBIT INDEX
                                       TO
                           FORM 10-Q QUARTERLY REPORT
                        for quarter ended March 31, 1999

                                                                       INCORPORATED HEREIN                 FILED
  EXHIBIT NO.                    DESCRIPTION                             BY REFERENCE TO                 HEREWITH

3.1               Restated Articles of Incorporation of       Exhibit 3.1 to the Company's Annual
                  American Medical Security Group, Inc.       Report on Form 10-K for the year
                  (the "Company") dated as of February 17,    ended December 31, 1998 (the "1998
                  1999                                        10-K")

3.2               Bylaws of the Company as amended and        Exhibit 3.2 to 1998 10-K
                  restated February 17, 1999

10.1              Equity Incentive Plan as amended and        Exhibit 10.1 to 1998 10-K
                  restated March 15, 1999

10.2              Amendment dated March 30, 1999 to                                                          X
                  Employment and Noncompetition Agreement
                  between American Medical Security
                  Holdings, Inc. ("AMS Holdings") and
                  Wallace J. Hilliard

10.3              Option Surrender Agreement dated March                                                     X
                  30, 1999 between AMS Holdings and Wallace
                  J. Hilliard

10.4              Amendment dated March 30, 1999 to                                                          X
                  Employment and Noncompetition Agreement
                  between AMS Holdings and Ronald A. Weyers

10.5              Option Surrender Agreement dated March                                                     X
                  30, 1999 between AMS Holdings and Ronald
                  A. Weyers

27.1              Financial Data Schedule                                                                    X

27.2              Restated Financial Data Schedule                                                           X
                  (three months ended March 31, 1998)





























                                                                            EX-1