Form 10-Q
period 1999-06-30
AMERICAN MEDICAL SECURITY GROUP INC
filed 1999-08-13
CIK 878897

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
         OR
         [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ______________ to ______________

                         COMMISSION FILE NUMBER 1-13154


                      AMERICAN MEDICAL SECURITY GROUP, INC.
             (Exact name of Registrant as specified in its charter)

       WISCONSIN                                        39-1431799
(State of Incorporation)                    (I.R.S. Employer Identification No.)

          3100 AMS BOULEVARD
         GREEN BAY, WISCONSIN                                            54313
(Address of principal executive offices)                              (Zip Code)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (920) 661-3075



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

Common stock, no par value, outstanding as of July 31, 1999: 16,653,359 shares

                      AMERICAN MEDICAL SECURITY GROUP, INC.

                                      INDEX


PART I.       FINANCIAL INFORMATION

  Item 1.      Financial Statements (Unaudited)

               Condensed Consolidated Balance Sheets--June 30, 1999 and
                 December 31, 1998.............................................3
               Condensed Consolidated Statements of Income--
                 Three months ended June 30, 1999 and 1998;
                 Six months ended June 30, 1999 and 1998.......................5
               Condensed Consolidated Statements of Cash Flows--
                 Six months ended June 30, 1999 and 1998.......................6
               Notes to Condensed Consolidated Financial Statements--
                 June 30, 1999.................................................7

  Item 2.      Management's Discussion and Analysis of Financial Condition
                 and Results of Operations....................................11

  Item 3.      Quantitative and Qualitative Disclosures About Market Risk.....16


PART II.      OTHER INFORMATION

  Item 4.      Submission of Matters to a Vote of Security Holders............17

  Item 5.      Other Information..............................................18

  Item 6.      Exhibits and Reports on Form 8-K...............................18

            Signatures........................................................19

            Exhibit Index...................................................EX-1

PART I.       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS


                                       AMERICAN MEDICAL SECURITY GROUP, INC.

                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                    (Unaudited)




                                                                                      June 30,          December 31,
                                                                                        1999                1998
                                                                                   -----------------------------------
                                                                                            (000'S OMITTED)

ASSETS

Investments:
   Securities available for sale, at fair value:
       Fixed maturities                                                               $  303,100         $  293,096
       Equity securities-preferred                                                         2,198              2,457
   Fixed maturity securities held to maturity, at amortized cost                           3,795              3,361
                                                                                   ----------------------------------

                Total Investments                                                        309,093            298,914

   Cash and Cash Equivalents                                                              (1,951)            10,648

Other Assets:
   Property and equipment, net                                                            34,470             35,356
   Goodwill and other intangibles, net                                                   114,035            116,093
   Other assets                                                                           43,913             37,711
                                                                                   ----------------------------------

                Total Other Assets                                                       192,418            189,160
                                                                                   ----------------------------------

Total Assets                                                                          $  499,560         $  498,722
                                                                                   ==================================










                             See Notes to Condensed Consolidated Financial Statements




                                       AMERICAN MEDICAL SECURITY GROUP, INC.

                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                    (Unaudited)

                                                                                      June 30,          December 31,
                                                                                        1999                1998
                                                                                   -----------------------------------
                                                                                            (000'S OMITTED)

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Medical and other benefits payable                                                 $  119,364         $  113,133
   Advance premiums                                                                       19,300             18,157
   Payables and accrued expenses                                                          25,749             23,439
   Notes payable                                                                          53,463             55,064
   Other liabilities                                                                      24,007             22,478
                                                                                   ----------------------------------

              Total Liabilities                                                          241,883            232,271

Redeemable preferred stock - Series A adjustable rate nonconvertible,
   $1,000 stated value, 25,000 shares authorized                                               -                  -

Shareholders' Equity:
   Preferred stock (no par value, 475,000 shares authorized)                                   -                  -
   Common stock (no par value, $1 stated value, 50,000,000 shares authorized, 16,653,303 and 16,653,179 issued and outstanding
     at June 30, 1999 and December 31, 1998, respectively)                                16,653             16,653
   Paid-in capital                                                                       187,950            188,981
   Retained earnings                                                                      59,037             59,572
   Accumulated other comprehensive income (loss), net of taxes of $3,211,000
     and $642,000 at June 30, 1999 and December 31, 1998, respectively                    (5,963)             1,245
                                                                                   ---------------    ---------------

              Total Shareholders' Equity                                                 257,677            266,451
                                                                                   ---------------    ---------------

Total Liabilities and Shareholders' Equity                                            $  499,560         $  498,722
                                                                                   ==================================







                             See Notes to Condensed Consolidated Financial Statements


                      AMERICAN MEDICAL SECURITY GROUP, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)



                                                            Three Months Ended                    Six Months Ended
                                                                 June 30,                             June 30,
                                                     ---------------------------------    ---------------------------------
                                                          1999              1998               1999              1998
                                                     ---------------------------------    ---------------------------------
                                                                    (000'S OMITTED, EXCEPT PER SHARE DATA)
Revenues:
   Insurance premiums                                   $  264,198        $  226,956         $  527,090        $  461,915
   Net investment income                                     4,700             5,723              9,675            11,804
   Other revenue                                             5,498             4,675             11,684             9,475
                                                     ---------------------------------    ---------------------------------
         Total Revenues                                    274,396           237,354            548,449           483,194

Expenses:
   Medical and other benefits                              210,758           174,325            409,165           353,610
   Selling, general and administrative                      67,109            57,693            135,790           116,735
   Interest expense                                            872             2,336              1,766             4,707
   Amortization of goodwill and intangibles                  1,010             2,195              2,058             4,435
                                                     ---------------------------------    ---------------------------------
         Total Expenses                                    279,749           236,549            548,779           479,487
                                                     ---------------------------------    ---------------------------------

Income (Loss) From Continuing Operations,
   Before Income Taxes                                      (5,353)              805               (330)            3,707

Income Tax Expense (Benefit)                                (1,823)              413                205             1,764
                                                     ---------------------------------    ---------------------------------

Income (Loss) From Continuing Operations                    (3,530)              392               (535)            1,943

Income From Discontinued Operations,
   Less Applicable Income Taxes                                  -               874                  -             5,714
                                                     ---------------   ---------------    ---------------   ---------------

Net Income (Loss)                                       $   (3,530)       $    1,266         $     (535)       $    7,657
                                                     =================================    =================================

Earnings (Loss) Per Common Share - Basic
   Income (loss) from continuing operations             $   (0.21)        $     0.03         $   (0.03)        $     0.12
   Income from discontinued operations                           -              0.05                  -              0.34
                                                     ---------------   ---------------    ---------------   ---------------
Net Income (Loss) Per Common Share                      $   (0.21)        $     0.08         $   (0.03)        $     0.46
                                                     =================================    =================================

Earnings (Loss) Per Common Share - Diluted
   Income (loss) from continuing operations             $   (0.21)        $     0.03         $   (0.03)        $     0.12
   Income from discontinued operations                           -              0.05                  -              0.34
                                                     ---------------   ---------------    ---------------   ---------------
Net Income (Loss) Per Common Share                      $   (0.21)        $     0.08         $   (0.03)        $     0.46
                                                     =================================    =================================

                             See Notes to Condensed Consolidated Financial Statements


                                       AMERICAN MEDICAL SECURITY GROUP, INC.

                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)



                                                                                           Six Months Ended
                                                                                               June 30,
                                                                                   ----------------------------------
                                                                                        1999               1998
                                                                                   ----------------------------------
                                                                                            (000'S OMITTED)
OPERATING ACTIVITIES:
   Income (loss) from continuing operations                                           $     (535)        $    1,943
     Adjustments to reconcile income (loss) from continuing
        operations to net cash provided by (used in) operating activities:
       Depreciation and amortization                                                       5,299              7,740
       Net realized investment (gains) losses                                                282             (1,465)
       Deferred income tax (benefit) expense                                                (320)               185
       Changes in operating accounts:
           Other assets                                                                   (6,202)               589
           Medical and other benefits payable                                              6,231            (20,521)
           Advance premiums                                                                1,143                354
           Payables and accrued expenses                                                   2,310             (9,167)
           Other liabilities                                                               4,697              9,884
                                                                                   ----------------------------------
             Net Cash Provided by (Used in) Operating Activities                          12,905            (10,458)

INVESTING ACTIVITIES:
   Acquisition of subsidiaries (net of cash and cash equivalents
      acquired of $2,773,000)                                                                  -              2,623
   Purchases of available for sale securities                                           (183,689)          (176,093)
   Proceeds from sale of available for sale securities                                   143,046            140,948
   Proceeds from maturity of available for sale securities                                18,496              8,700
   Purchases of held to maturity securities                                                 (200)                 -
   Purchases of property and equipment                                                    (1,589)            (2,070)
   Proceeds from sale of property and equipment                                               31                 54
                                                                                   ----------------------------------
             Net Cash Used in Investing Activities                                       (23,905)           (25,838)

FINANCING ACTIVITIES:
   Cash dividends paid                                                                         -             (3,967)
   Issuance of common stock                                                                    2              1,718
   Borrowings under line of credit agreement                                               5,000                  -
   Repayment on line of credit agreement                                                  (5,000)                 -
   Repayment of notes payable                                                             (1,601)              (837)
                                                                                   ----------------------------------
             Net Cash Used in Financing Activities                                        (1,599)            (3,086)

Net Cash Provided by Discontinued Operations                                                   -              1,169
                                                                                   ----------------------------------
Cash and Cash Equivalents:
   Net decrease                                                                          (12,599)           (38,213)
   Balance at beginning of year                                                           10,648             45,291
                                                                                   ----------------------------------
             Balance at End of Period                                                 $   (1,951)        $    7,078
                                                                                   ==================================

                             See Notes to Condensed Consolidated Financial Statements

                      AMERICAN MEDICAL SECURITY GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


                                  June 30, 1999


NOTE A.       BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the American Medical Security Group, Inc. ("AMSG" or the "Company") annual report on Form 10-K for the year ended December 31, 1998.


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

     The following table provides a reconciliation of the number of weighted average basic and diluted shares outstanding:

                                                     Three Months Ended               Six Months Ended
                                                          June 30,                        June 30,
                                                -----------------------------   -----------------------------
                                                     1999          1998              1999          1998
                                                -----------------------------   -----------------------------
Weighted average common shares
   outstanding - Basic                             16,653,282    16,546,176        16,653,254    16,531,108
Effect of dilutive stock options                            -       175,925                 -       173,671
                                                -----------------------------   -----------------------------
Weighted average common shares
   outstanding - Diluted                           16,653,282    16,722,101        16,653,254    16,704,779
                                                =============================   =============================


     The effect of dilutive securities is excluded from the diluted earnings per common share computation for the three and six months ended June 30, 1999 because employee stock options are antidilutive during such periods. Certain options to purchase shares were not included in the computation of diluted earnings per common share because the options' exercise prices were greater than the average market price of the outstanding common shares for the three and six month periods ended June 30, 1998.

NOTE D.       COMPREHENSIVE INCOME

     Comprehensive income (loss) for the Company is defined as net income (loss) plus or minus unrealized gains or losses, net of income tax effects, on certain investments in debt and equity securities. Comprehensive income (loss) totaled $(7.2) million and $(1.5) million for the three months ended June 30, 1999 and 1998, respectively, and $(7.7) million and $5.1 million for the six months ended June 30, 1999 and 1998, respectively.

NOTE E.       SEGMENT INFORMATION

     The Company has two reportable  segments:  1) health insurance products and
2) life insurance products. The Company's health insurance products consist of the following coverages related to small group preferred provider organization products: fully insured medical, self funded medical, dental and short-term disability. Life products consist primarily of group term-life insurance. Operations not directly related to the business segments (i.e., corporate investment income, interest expense on corporate debt, amortization of goodwill and intangibles, unallocated overhead expenses and health maintenance organization ("HMO") operations) are included in "All Other". The segments are reported separately because they differ in the nature of the products offered and in profit margins.

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

     A   reconciliation   of  segment  income  (loss)  before  income  taxes  to
consolidated income (loss) from continuing operations before income taxes is as follows:

                                    Three Months Ended                  Six Months Ended
                                         June 30,                           June 30,
                              -------------------------------     ------------------------------
                                   1999            1998               1999            1998
                              --------------- ---------------     -------------- ---------------
                                 (000'S OMITTED)
            Health              $ (7,426)      $     421           $  (3,945)     $      28
            Life                   2,700           3,061               4,576          5,487
            All other               (627)         (2,677)               (961)        (1,808)
                              --------------- ---------------     -------------- ---------------
                               $  (5,353)      $     805           $    (330)     $   3,707
                              =============== ===============     ============== ===============

     Operating results and statistics for each of the Company's segments are as follows:

                                                      Three Months Ended               Six Months Ended
                                                           June 30,                        June 30,
                                                  ---------------------------     ---------------------------
                                                      1999          1998              1999          1998
                                                  ------------- -------------     ------------- -------------
                                                         (000'S OMITTED, EXCEPT FINANCIAL STATISTICS)
HEALTH SEGMENT

OPERATING RESULTS

Revenues:
  Insurance premiums                              $    246,752  $    215,649      $    493,404  $    438,521
  Net investment income                                  2,297         2,151             4,565         4,288
  Other revenue                                          4,696         3,400             9,908         6,907
                                                  ------------- -------------     ------------- -------------
     Total Revenues                                    253,745       221,200           507,877       449,716

Expenses:
  Medical and other benefits                           199,474       167,887           386,894       342,032
  Selling, general and administrative                   61,697        52,892           124,928       107,656
                                                  ------------- -------------     ------------- -------------
     Total Expenses                                    261,171       220,779           511,822       449,688
                                                  ------------- -------------     ------------- -------------
       Income (Loss) Before Income Taxes          $    (7,426)  $        421      $    (3,945)  $         28
                                                  ============= =============     ============= =============

FINANCIAL STATISTICS

Loss ratio                                               80.8%         77.9%             78.4%         78.0%
Expense ratio                                            23.1%         22.9%             23.3%         23.0%
                                                  ------------- -------------     ------------- -------------
       Combined ratio                                   103.9%        100.8%            101.7%        101.0%
                                                  ============= =============     ============= =============


Membership at End of Period:
  Medical:
     Fully insured                                     615,729       518,584
     Self funded                                        49,964        58,936
                                                  ------------- -------------
       Total medical*                                  665,693       577,520
  Dental                                               350,806       411,364

*Total medical membership of the Company includes HMO membership of 29,182 and 16,404 at June 30, 1999 and 1998, respectively. HMO operations are not included in health segment operating results.



                                                      Three Months Ended               Six Months Ended
                                                           June 30,                        June 30,
                                                  ---------------------------     ---------------------------
                                                      1999          1998              1999          1998
                                                  ------------- -------------     ------------- -------------
                                                         (000'S OMITTED, EXCEPT FINANCIAL STATISTICS)
LIFE SEGMENT

OPERATING RESULTS

Revenues:
  Insurance premiums                              $      6,450  $      6,082      $     13,110  $     12,552
  Net investment income                                     48            59                99           114
  Other revenue                                             66            38               138            78
                                                  ------------- -------------     ------------- -------------
     Total Revenues                                      6,564         6,179            13,347        12,744

Expenses:
  Medical and other benefits                             2,078         1,250             4,851         3,385
  Selling, general and administrative                    1,786         1,868             3,920         3,872
                                                  ------------- -------------     ------------- -------------
     Total Expenses                                      3,864         3,118             8,771         7,257
                                                  ------------- -------------     ------------- -------------
       Income Before Income Taxes                 $      2,700  $      3,061      $      4,576  $      5,487
                                                  ============= =============     ============= =============

FINANCIAL STATISTICS

Loss ratio                                               32.2%         20.6%             37.0%         27.0%
Expense ratio                                            26.7%         30.1%             28.8%         30.2%
                                                  ------------- -------------     ------------- -------------
       Combined ratio                                    58.9%         50.7%             65.8%         57.2%
                                                  ============= =============     ============= =============


Membership at end of period                            309,173       228,832


NOTE F.           RECLASSIFICATIONS

         Certain reclassifications have been made to the consolidated financial statements for 1998 to conform with the 1999 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



OVERVIEW

     American Medical Security Group, Inc. ("AMSG" or the "Company"), formerly known as United Wisconsin Services, Inc., together with its subsidiary companies is a provider of health and life insurance products for individuals and employer groups. The Company's principal product offering is small group health insurance. It also sells individual and large group health insurance and group life, dental, prescription drug, disability and accidental death insurance. The Company's products are actively marketed in 33 states and the District of Columbia through independent agents. The Company's products generally provide discounts to insureds that utilize preferred provider organizations. The average group size is six lives.

HISTORY

     Prior to and for most of the year 1998, the business of the Company, then known as "United Wisconsin Services, Inc.", consisted of two main components: the small group business and the managed care and specialty business. On September 11, 1998, the Company contributed all of its subsidiaries comprising the managed care and specialty business to a newly created subsidiary named "Newco/UWS, Inc.", a Wisconsin corporation ("Newco/UWS"). On September 25, 1998, the Company spun off the managed care and specialty business through a distribution of 100% of the issued and outstanding shares of common stock of Newco/UWS to the Company's shareholders of record as of September 11, 1998. The Company thereupon adopted its current name of "American Medical Security Group, Inc." and Newco/UWS changed its name to "United Wisconsin Services, Inc." The net assets of Newco/UWS consisted of assets and liabilities of the managed care and specialty management business along with $70.0 million in debt that was assumed by Newco/UWS in conjunction with the distribution. The operations of Newco/UWS are reflected in discontinued operations through September 25, 1998. Interest expense on the $70.0 million in debt assumed by Newco/UWS is reflected in continuing operations through September 11, 1998. After the Spin-off, the business of the Company consisted solely of the Company's small group insurance business. The continuing operations of the Company reflect the historical small group insurance portion of the Company's business.

RESULTS OF CONTINUING OPERATIONS

RESERVE STRENGTHENING CHARGE

     During the second quarter of 1999, the Company recorded an after-tax charge to earnings of $5.8 million or $0.35 per share to strengthen its medical claims reserves. The reserve strengthening is the result of an adverse medical loss ratio trend identified by management in the second quarter. The adverse medical loss ratio trend relates primarily to three principle areas of its health segment: 1) continued adverse trends in its one and two life business, particularly in Florida where the corrective action plan initiated late in 1998 has developed more slowly than expected; 2) adverse trends on certain older blocks of business; and 3) increased utilization claim cost trends particularly in pharmacy benefits.

     In response, management has developed and implemented a series of strategic action plans directed at improving the profitability of these identified under-performing segments. Specifically, in Florida, the Company's actions include a redesigned product line, the conversion of older benefit plans to new plans with higher deductibles, and widespread repricing.

     Other plans designed to improve the Company's health loss ratio include raising its average rate increases on renewals during the last half of this year, accelerated repricing in certain targeted business segments, introduction of redesigned products, and the conversion of older group health plans into new benefit designs. In August 1999, the Company is also introducing a two-tier copay plan to help reverse the unfavorable pharmacy cost trend. While management is confident in the success of these actions, the financial impact of these actions will not be significant during the remainder of 1999. However, it is anticipated that the financial impact will be significant early in the year 2000. Management anticipates that the Company's financial performance for the second half of 1999 will be break even to a small profit. In addition, management anticipates that earnings per share for the year 2000 will be $0.70 or greater. These performance and earnings forecasts are subject to certain risks, uncertainties and assumptions. Factors that could cause actual results to differ materially include, but are not limited to, claim cost trends, utilization persistency, new sales, regulatory approvals of rate increases and other factors discussed in "Forward Looking Statements" below.

INSURANCE PREMIUMS

     Insurance premiums for the three months ended June 30, 1999 increased 16.4% to $264.2 million from $227.0 million for the same period in 1998. Insurance premiums for the six months ended June 30, 1999 increased 14.1% to $527.1 million from $461.9 million for the same period in 1998. The premium increase reflects both internal growth and growth from business acquired from other insurance carriers. The Company acquired the majority of the fully insured group health business of Continental Assurance Company ("CNA") effective January 1, 1999. The results for the three and six months ended June 30, 1999 included $23.7 and $52.3 million, respectively, of premium related to the CNA acquired business.

     Average fully insured medical premium per member per month during the six month period ended June 30, 1999 increased 2.4% to $126 compared to $123 during the same period in 1998. Medical membership at June 30, 1999 increased 15.3% to 665,693 from 577,520 at June 30, 1998, primarily due to new sales growth and the addition of the CNA business.

NET INVESTMENT INCOME

     Net investment income includes investment income and realized gains and losses on investments. Net investment income for the three months ended June 30, 1999 declined 17.9% to $4.7 million from $5.7 million for the three months ended June 30, 1998. The decline is due to lower average annual investments yields and a decrease in realized gains of $0.8 million. Net investment income for the six months ended June 30, 1999 decreased 18.0% to $9.7 million from $11.8 million for the same period one year ago. Average annual investment yields, excluding realized gains and losses were 6.4% and 6.5% for the three months and six months ended June 30, 1999, respectively, compared to 7.1% and 7.4% for the same respective periods in the prior year. Investment gains and losses are realized in the normal investment process in response to market opportunities. Average invested assets at cost for the three months ended June 30, 1999 were $309.8 million compared to $290.0 million for the three months ended June 30, 1998.

OTHER REVENUE

     Other revenue increased to $5.5 million for the three months ended June 30, 1999 from $4.7 million for the same period in 1998. The increase is primarily due to an increase in fee revenue associated with the Pan American Life Insurance Company business acquired July 1998 and CNA business acquired January 1999. Other revenue for the six month period increased to $11.7 million in 1999 from $9.5 million in 1998. Management expects that other revenue will decline slightly during the remainder of 1999 as the acquired blocks of business run off.

LOSS RATIO

     The health segment loss ratio for the three months ended June 30, 1999 was 80.8% compared with 77.9% for the three months ended June 30, 1998. The unfavorable health loss ratio for the quarter reflects the reserve strengthening in the second quarter as discussed above. The health segment loss ratio for the six months ended June 30, 1999 was 78.4% compared with 78.0% for the six months ended June 30, 1998. As discussed previously, management is aggressively pursuing strategic action plans designed to improve the Company's health loss ratio. Management anticipates the health loss ratio will be approximately 78.5% to 79.0% for the last half of 1999. However, the Company's actual health loss ratio for the remainder of 1999 is dependent upon future events including claim cost trends, utilization persistency, new sales, regulatory approvals of rate increases and other factors. Consequently, there can be no assurance that the Company's action plans will have the desired effect on the health loss ratio in future periods.

     The life segment loss ratio for the three months ended June 30, 1999 was 32.2% compared to 20.6% for the three months ended June 30, 1998. The life segment loss ratio for the six months ended June 30, 1999 was 37.0% compared with 27.0% for the six months ended June 30, 1998. The results in the life segment for the second quarter of 1999 are consistent with historical trends and management's expectations on an on-going basis. The fluctuation from the second quarter of 1998 is due to unusually low claims utilization during that period. Management expects the life segment loss ratio to remain relatively stable during the remainder of 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE RATIO

     The selling, general and administrative ("SGA") expense ratio for health segment products for the three months ended June 30, 1999 was 23.1% compared with 22.9% for the three months ended June 30, 1998. For the six months ended June 30, 1999 and 1998, the SGA expense ratio for health segment products was 23.3% and 23.0%, respectively. The slight increase in the SGA expense ratio is the result of higher commissions on new policy sales offset by a lower administrative expense ratio caused by a leveraging of the Company's operations over increased revenues.

OTHER EXPENSES

     Interest expense decreased to $0.9 million for the three months ended June 30, 1999 from $1.1 million for the same period in the prior year. For the six months ended June 30, 1999, interest expense decreased to $1.8 million from $2.3 million for the six months ended June 30, 1998. The decrease in interest expense for the quarter and six month period reflects the assumption of $70.0 million in debt by Newco/UWS on September 11, 1998, as part of the Spin-off transaction, as described in Note B of the Notes to Condensed Consolidated Financial Statements.

     Amortization of goodwill and other intangibles totaled $1.0 million for the second quarter of 1999, compared with $2.2 million of amortization expense for the second quarter of 1998. On a year to date basis, amortization of goodwill and intangibles decreased to $2.1 million from $4.4 million for the six months ended June 30, 1998. The decline in amortization is principally due to the write-off of the Company's distribution system intangible asset at December 31, 1998, as described in the Company's annual report on Form 10-K for the year ended December 31, 1998. Management believes that no other material impairment of goodwill and other intangible assets exists at June 30, 1999.

     The effective tax rate was 34.1% for the three months ended June 30, 1999 compared with 51.3% for the three months ended June 30, 1998. The effective tax rate for the six months ended June 30, 1999 was (62.1%) compared with 47.6% for the six months ended June 30, 1998. The effective tax rate is impacted primarily by level amortization of non-deductible goodwill in relation to varying pre-tax income.

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

     The Company's cash flow from operations was positive at $12.9 million for the six months ended June 30, 1999. This compares to negative cash flow from operations of $10.5 million for the six months ended June 30, 1998. The positive results are due to growth in membership and lower debt costs as a result of the assumption of $70.0 million in debt by Newco/UWS in September 1998.

     The Company's investment portfolio from continuing operations consists primarily of investment grade bonds and has limited exposure to equity securities. At June 30, 1999, $306.9 or 99.3% of the Company's investment portfolio was invested in bonds. At December 31, 1998, $296.5 or 99.2% of the Company's investment portfolio was invested in bonds. The bond portfolio had an average quality rating of Aa3 at June 30, 1999, and A1 at December 31, 1998, as measured by Moody's Investor Service. The majority of the bond portfolio was classified as available for sale. The Company has no investment in mortgage loans, non-publicly traded securities (except for principal only strips of U.S. Government securities), real estate held for investment or financial derivatives.

     The Company's insurance subsidiaries operate in states that require certain levels of regulatory capital and surplus and may restrict dividends to their parent companies. The National Association of Insurance Commissioners has adopted risk-based capital ("RBC") standards for health and life insurers designed to evaluate the adequacy of statutory capital and surplus in relation to various business risks faced by such insurers. The RBC formula is used by state insurance regulators as an early warning tool to identify insurance companies that potentially are inadequately capitalized. At December 31, 1998, the Company's principal insurance company subsidiaries had an RBC ratio that was substantially above the levels which would require regulatory action.

     The Company has a five year revolving line of credit with a maximum commitment of $70.0 million, and a $10.0 million sublimit for swingline loans. The outstanding line of credit balance at June 30, 1999 was $45.2 million, which is included in notes payable.

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

     In-house Applications represent the primary operating software of the Company and include premium billing and cash posting, claims adjudication and commission payment processing applications. The project to make all in-house Applications Year 2000 compliant was completed in November 1998. The deletion of temporary bridges and workfiles used to facilitate communication between compliant and non-compliant computer codes during the course of the implementation was completed in early March 1999.

     Customized Applications software products include electronic data interchange applications, publishing systems, fax capabilities, accounting packages and other special application software as well as utility software packages that serve as links between different packages. Each of these software packages is currently being upgraded or replaced. It is anticipated that all Customized Applications will be compliant prior to the end of the third quarter of 1999.

     With respect to Third Party Products, the Company has reviewed its business processes that may have Year 2000 concerns performed by, with or through external business associates. This includes computer hardware, telephone systems, security systems and other numerous products as well as third party applications that have not been customized by the Company. The Company has evaluated various third parties that provide products or services, such as printing companies, power and utility companies and other vendors. Where appropriate, agreements with third party vendors have been amended and Year 2000 compliance certifications have been obtained. Significant business partners and vendors will be required to provide the Company with Year 2000 certified products or services. Such products and services are being tested by the Company to validate the compliance certification. This portion of the plan is 93% complete, is on schedule and is planned for completion in September 1999.

         YEAR 2000 PLAN                   PERCENT COMPLETE                   COMPLETION DATE

         In-house Applications                   100%                         March 1999

         Customized Applications                  91%                         September 1999

         Third Party Products                     93%                         September 1999

     The cost of the Year 2000 project is being funded through operating cash flows and is not expected to be material to the Company's financial position. For the six months ended June 30, 1999, the Company has incurred costs of $2.8 million ($0.3 million in the second quarter of 1999) relating to the Year 2000 project. For the remainder of 1999, the Company anticipates an additional cost of $0.3 million which will be expensed as incurred. The company has made capital expenditures of $4.4 million for the six months ended June 30, 1999, and expects to make an additional $0.5 million in capital expenditures to complete the project.

     During the second quarter of 1999, the Company has completed a comprehensive analysis of the operational problems and costs (including loss of revenues) that could result from the unlikely failure by the Company and certain third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. While the Company currently believes that the timely completion of its Year 2000 project will limit exposure so that the Year 2000 issue will not pose material operational problems, the Company cannot control third party systems. Contingency plans have been developed and documented for dealing with the worst case scenarios with the highest chance of occurring.

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

FORWARD LOOKING STATEMENTS

     Statements contained in this report that are not historical facts are forward looking statements subject to inherent risks and uncertainties that may cause actual results or events to differ materially from those contemplated by such forward looking statements. The terms "anticipate", "believe", "estimate", "expect", "objective", "plan", "project" and similar expressions are intended to identify forward looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that may cause actual results or events to differ materially from those contemplated by such forward looking statements, include, among others, (1) the Company's ability to successfully implement the action plans to improve loss ratios; (2) the effects of either federal or state health care reform or other legislation; (3) rising health care costs, including the Company's ability to predict such costs and adequately price its products; (4) changes in membership utilization and risk; (5) government regulations, including changes in insurance, health care and other regulatory conditions; (6) delays in regulatory approvals, and regulatory action resulting from market conduct activity and general administrative compliance with state and federal laws; (7) general business conditions, including competitive practices and demand for the Company's products; (8) development of and changes in claims reserves; (9) rating agency policies and practices; (10) general economic conditions, including changes in interest rates and the effect of such changes on the Company's investment portfolio; (11) the Company's ability to integrate acquisitions; (12) unforeseen costs or consequences of Year 2000 issues; (13) the retention of key management and technical employees, and (14) other factors that may be referred to in the Company's reports filed with the Securities and Exchange Commission from time to time.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company's market risk has not substantially changed from the year ended December 31, 1998.

PART II.   OTHER INFORMATION

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of shareholders of the Company was held on May 27, 1999 for the purpose of (1) electing three directors for terms expiring at the 2002 Annual Meeting of Shareholders, (2) amending the Company's Equity Incentive Plan (the "Equity Incentive Plan") to allow non-employee directors to participate in the Equity Incentive Plan and to make other amendments to the Equity Incentive Plan, and (3) approving the Company's Executive Annual Incentive Plan.

     All three of the Company's nominees were elected, the amendment of the Equity Incentive Plan was approved, and the Executive Annual Incentive Plan was approved. The voting results for the proposals were as follows:

         ELECTION OF DIRECTORS FOR TERMS EXPIRING IN 2002:

         Roger H. Ballou:                                       W. Francis Brennan:
         For                      15,646,802 shares             For                      15,649,815 shares
         Withheld                    806,547 shares             Withheld                    803,534 shares
         Abstained                                0             Abstained                                0
         Broker Non-Votes                         0             Broker Non-Votes                         0

         J. Gus Swoboda:
         For                      15,649,425 shares
         Withheld                    803,924 shares
         Abstained                                0
         Broker Non-Votes                         0

         AMENDMENT OF EQUITY INCENTIVE PLAN:

         For                      12,878,509 shares
         Against                   3,567,765 shares
         Abstained                     7,075 shares
         Broker Non-Votes                  0 shares

         APPROVAL OF EXECUTIVE ANNUAL INCENTIVE PLAN:

         For                      16,162,427 shares
         Against                     276,568 shares
         Abstained                    14,354 shares
         Broker Non-Votes                  0 shares

     Further information concerning these matters, including the names of the directors whose terms continued after the meeting, is contained in the Company's Proxy Statement dated April 14, 1999 with respect to the 1999 Annual Meeting of Shareholders.

ITEM 5.       OTHER INFORMATION

     On August 3, 1999, the Company announced that its Board of Directors has authorized the Company to repurchase up to $10 million of the Company's outstanding common stock. The plan to repurchase its common stock will allow the Company to buy back its shares, from time to time, in open market or privately negotiated transactions, subject to price and market conditions. Any purchases will be made in a manner to comply with the provisions of Rule 10b-18 under the Securities Exchange Act of 1934. In determining when and whether to purchase shares, management will also consider, among other factors, market price, the number of shares actively traded in the market, indications of seller interest, the number of shares held by large shareholders, and the effect of purchases on shareholder value. Because of the unpredictability of these factors, no assurance can be given as to how many shares may be repurchased.


 ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

          (a)     EXHIBITS

     See the Exhibit Index following the Signature page of this report, which is incorporated herein by reference.

          (b)     REPORTS ON FORM 8-K

     A Form 8-K Current Report dated May 24, 1999 was filed by the Company to report (under Item 5) the announcement by the Company of its plans to take a charge in the second quarter of 1999 to strengthen its medical claims reserves.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE: August 12, 1999
     -----------------

                      AMERICAN MEDICAL SECURITY GROUP, INC.


                      /s/  Gary D. Guengerich
                      ----------------------------------------------------------
                      Gary D. Guengerich
                      Executive Vice President and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer and duly authorized to sign on behalf of the Registrant)




                                       AMERICAN MEDICAL SECURITY GROUP, INC.
                                           (COMMISSION FILE NO. 1-13154)

                                                   EXHIBIT INDEX
                                                        TO
                                            FORM 10-Q QUARTERLY REPORT
                                          for quarter ended June 30, 1999

                                                                       INCORPORATED HEREIN                 FILED
  EXHIBIT NO.                    DESCRIPTION                             BY REFERENCE TO                 HEREWITH

3.2               Bylaws of the Company as amended and                                                       X
                  restated May 27, 1999

27.1              Financial Data Schedule                                                                    X

27.2              Restated Financial Data Schedule                                                           X
                  (six months ended June 30, 1998)
























































                                                                            EX-1