Form 10-Q
period 1999-09-30
AMERICAN MEDICAL SECURITY GROUP INC
filed 1999-11-15
CIK 878897

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999 OR
         [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ______________ to _____________

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

Common  stock,  no par value,  outstanding  as of October 31,  1999:  16,278,297 shares

                      AMERICAN MEDICAL SECURITY GROUP, INC.

                                      INDEX


PART I.       FINANCIAL INFORMATION

  Item 1.   Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets--September 30, 1999 and
              December 31, 1998................................................3
            Condensed Consolidated Statements of Income--Three months ended
              September 30, 1999 and 1998; Nine months ended September 30, 1999 and 1998.........................................................5
            Condensed Consolidated Statements of Cash Flows--Nine months ended
              September 30, 1999 and 1998......................................6
            Notes to Condensed Consolidated Financial Statements--
              September 30, 1999...............................................7

  Item 2.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations...........................................12

  Item 3.   Quantitative and Qualitative Disclosures About Market Risk........17


PART II.      OTHER INFORMATION

  Item 1.   Legal Proceedings.................................................18

  Item 2.   Changes in Securities and Use of Proceeds.........................18

  Item 5.   Other Information.................................................18

  Item 6.   Exhibits and Reports on Form 8-K..................................18

         Signatures...........................................................19

         Exhibit Index......................................................EX-1

PART I.       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS


                      AMERICAN MEDICAL SECURITY GROUP, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                                                                   September 30,     December 31,
                                                                                       1999              1998
                                                                                 -----------------------------------
                                                                                          (000'S OMITTED)

ASSETS

Investments:
   Securities available for sale, at fair value:
     Fixed maturities                                                             $     292,303      $     293,096
     Equity securities-preferred                                                          2,198              2,457
   Fixed maturity securities held to maturity, at amortized cost                          3,278              3,361
                                                                                 -----------------------------------

       Total investments                                                                297,779            298,914

Cash and cash equivalents                                                                 5,257             10,648

Other assets:
   Property and equipment, net                                                           33,827             35,356
   Goodwill and other intangibles, net                                                  113,018            116,093
   Other assets                                                                          66,964             37,711
                                                                                 -----------------------------------

       Total other assets                                                               213,809            189,160
                                                                                 -----------------------------------

Total assets                                                                      $     516,845      $     498,722
                                                                                 ===================================








            See Notes to Condensed Consolidated Financial Statements



                      AMERICAN MEDICAL SECURITY GROUP, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                                   September 30,     December 31,
                                                                                        1999             1998
                                                                                 -----------------------------------
                                                                                          (000'S OMITTED)

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Medical and other benefits payable                                             $     161,576      $     113,133
   Advance premiums                                                                      18,182             18,157
   Payables and accrued expenses                                                         30,452             23,439
   Notes payable                                                                         52,863             55,064
   Other liabilities                                                                     27,168             22,478
                                                                                 -----------------------------------

       Total liabilities                                                                290,241            232,271

Redeemable preferred stock - Series A adjustable rate nonconvertible,
   $1,000 stated value, 25,000 shares authorized                                              -                  -

Shareholders' equity:
   Preferred stock (no par value, 475,000 shares authorized)                                  -                  -
   Common stock (no par value, $1 stated value, 50,000,000 shares authorized,
     16,653,435 issued and 16,278,235 outstanding at September 30, 1999,
     16,653,179 issued and outstanding at December 31, 1998)                             16,653             16,653
   Paid-in capital                                                                      187,951            188,981
   Retained earnings                                                                     33,113             59,572
   Accumulated other comprehensive income (loss), net of taxes of $4,259,900
     and $642,000 at September 30, 1999 and December 31, 1998, respectively              (7,911)             1,245
   Treasury stock (375,200 shares at September 30, 1999, at cost)                        (3,202)                 -
                                                                                 -----------------------------------

       Total shareholders' equity                                                       226,604            266,451
                                                                                 -----------------------------------

Total liabilities and shareholders' equity                                        $     516,845      $     498,722
                                                                                 ===================================









            See Notes to Condensed Consolidated Financial Statements



                      AMERICAN MEDICAL SECURITY GROUP, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                     Three Months Ended                   Nine Months Ended
                                                        September 30,                       September 30,
                                              ---------------------------------    ---------------------------------
                                                   1999              1998               1999              1998
                                              ---------------------------------    ---------------------------------
                                                             (000'S OMITTED, EXCEPT PER SHARE DATA)
Revenues:
   Insurance premiums                          $    266,146      $    224,160       $    793,236      $    686,075
   Net investment income                              4,897             6,167             14,572            17,971
   Other revenue                                      5,058             7,082             16,742            16,557
                                              ---------------------------------    ---------------------------------
       Total revenues                               276,101           237,409            824,550           720,603

Expenses:
   Medical and other benefits                       245,509           168,513            654,674           522,123
   Selling, general and administrative               68,356            61,832            204,146           178,567
   Interest expense                                     889             2,033              2,655             6,739
   Amortization of goodwill and intangibles           1,017             2,186              3,075             6,621
                                              ---------------------------------    ---------------------------------
       Total expenses                               315,771           234,564            864,550           714,050
                                              ---------------------------------    ---------------------------------

Income (loss) from continuing operations,
   before income taxes                              (39,670)            2,845            (40,000)            6,553

Income tax expense (benefit)                        (13,745)            1,208            (13,540)            2,973
                                              ---------------------------------    ---------------------------------

Income (loss) from continuing operations            (25,925)            1,637            (26,460)            3,580

Income from discontinued operations,
   less applicable income taxes                           -             4,289                  -            10,003
                                              ---------------------------------    ---------------------------------

Net income (loss)                              $    (25,925)     $      5,926       $    (26,460)     $     13,583
                                              =================================    =================================

Earnings (loss) per common share - basic
   Income (loss) from continuing operations    $      (1.57)     $       0.10       $      (1.59)     $       0.22
   Income from discontinued operations                    -              0.26                  -              0.60
                                              ---------------------------------    ---------------------------------
Net income (loss) per common share             $      (1.57)     $       0.36       $      (1.59)     $       0.82
                                              =================================    =================================

Earnings (loss) per common share - diluted
   Income (loss) from continuing operations    $      (1.57)     $       0.10       $      (1.59)     $       0.21
   Income from discontinued operations                    -              0.26                  -              0.60
                                              ---------------------------------    ---------------------------------
Net income (loss) per common share             $      (1.57)     $       0.36       $      (1.59)     $       0.81
                                              =================================    =================================









            See Notes to Condensed Consolidated Financial Statements


                      AMERICAN MEDICAL SECURITY GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                      1999               1998
                                                                                 -----------------------------------
                                                                                          (000'S OMITTED)
OPERATING ACTIVITIES:
Income (loss) from continuing operations                                          $     (26,460)     $       3,580
Adjustments to reconcile income (loss) from continuing
   operations to net cash provided by (used in) operating activities:
     Depreciation and amortization                                                        7,885             11,569
     Net realized investment (gains) losses                                                 276             (2,352)
     Deferred income tax (benefit) expense                                               (3,597)            (1,376)
     Changes in operating accounts:
       Other assets                                                                     (19,214)            (2,519)
       Medical and other benefits payable                                                48,443            (10,918)
       Advance premiums                                                                      25             (1,637)
       Payables and accrued expenses                                                      7,013             (8,110)
       Other liabilities                                                                  2,145              5,726
                                                                                 -----------------------------------
         Net cash provided by (used in) operating activities                             16,516             (6,037)

INVESTING ACTIVITIES:
Acquisition of subsidiaries (net of cash and cash equivalents
   acquired of $2,773,000)                                                                    -              2,623
Purchases of available for sale securities                                             (186,983)          (252,382)
Proceeds from sale of available for sale securities                                     153,970            214,676
Proceeds from maturity of available for sale securities                                  18,425              9,700
Purchases of held to maturity securities                                                   (456)                 -
Proceeds from maturity of held to maturity securities                                       540                400
Purchases of property and equipment                                                      (2,037)            (2,625)
Proceeds from sale of property and equipment                                                 34                287
                                                                                 -----------------------------------
         Net cash used in investing activities                                          (16,507)           (27,321)

FINANCING ACTIVITIES:
Cash dividends paid                                                                           -             (5,956)
Issuance of common stock                                                                      3              1,941
Purchase of treasury stock                                                               (3,202)
Borrowings under line of credit agreement                                                 5,000                  -
Repayment on line of credit agreement                                                    (5,000)                 -
Repayment of notes payable                                                               (2,201)           (46,174)
Proceeds from notes payable borrowings                                                        -             45,158
                                                                                 -----------------------------------
         Net cash used in financing activities                                           (5,400)            (5,031)

         Net cash provided by discontinued operations                                         -              1,630
                                                                                 -----------------------------------

Cash and cash equivalents:
   Net decrease                                                                          (5,391)           (36,759)
   Balance at beginning of year                                                          10,648             45,291
                                                                                 -----------------------------------
Balance at end of period                                                          $       5,257      $       8,532
                                                                                 ===================================









            See Notes to Condensed Consolidated Financial Statements

                      AMERICAN MEDICAL SECURITY GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


                               September 30, 1999


NOTE A.       BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the American Medical Security Group, Inc. ("AMSG" or the "Company") annual report on Form 10-K for the year ended December 31, 1998.


NOTE B.       DISCONTINUED OPERATIONS

     On May 27, 1998, the Board of Directors of the Company, then known as United Wisconsin Services, Inc. ("UWS"), approved a plan to spin off its managed care companies and specialty management business to its shareholders (the "Spin-off"). In connection with the Spin-off, UWS changed its name to "American Medical Security Group, Inc." On September 25, 1998, the distribution date, shareholders of AMSG received one share of common stock of a newly formed company, Newco/UWS, Inc. ("Newco/UWS"), for every share of AMSG owned as of September 11, 1998, the record date. The net assets of Newco/UWS consisted of assets and liabilities of the managed care and specialty business along with $70.0 million in debt that was assumed by Newco/UWS in conjunction with the Spin-off. Newco/UWS was renamed United Wisconsin Services, Inc. AMSG has obtained a private ruling from the Internal Revenue Service to the effect that the Spin-off qualifies as tax free to AMSG, Newco/UWS and AMSG shareholders. The operations of Newco/UWS are reflected in discontinued operations through September 25, 1998. All prior periods of the Company's financial statements have been restated to reflect Newco/UWS operations as discontinued operations. Interest expense on the $70.0 million in debt assumed by Newco/UWS is reflected in continuing operations through September 11, 1998.

NOTE C.       EARNINGS PER SHARE

     Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding, adjusted for the effect of dilutive employee stock options.

     The following table provides a reconciliation of the number of weighted average basic and diluted shares outstanding:

                                                    Three Months Ended               Nine Months Ended
                                                      September 30,                    September 30,
                                              -------------------------------  -------------------------------
                                                   1999           1998              1999           1998
                                              -------------------------------  -------------------------------
      Weighted average common shares
         outstanding - Basic                      16,468,380     16,571,502        16,590,952     16,544,517
      Effect of dilutive stock options                     -         48,816                 -        126,173
                                              -------------------------------  -------------------------------
      Weighted average common shares
         outstanding - Diluted                    16,468,380     16,620,318        16,590,952     16,670,690
                                              ===============================  ===============================

     The effect of dilutive securities is excluded from the diluted earnings per common share computation for the three and nine months ended September 30, 1999 because employee stock options are antidilutive during such periods. Certain options to purchase shares were not included in the computation of diluted earnings per common share because the options' exercise prices were greater than the average market price of the outstanding common shares for the three and nine month periods ended September 30, 1998.

NOTE D.       COMPREHENSIVE INCOME

     Comprehensive income (loss) for the Company is defined as net income (loss) plus or minus unrealized gains or losses, net of income tax effects, on certain investments in debt and equity securities. Comprehensive income (loss) totaled $(27.9) million and $7.1 million for the three months ended September 30, 1999 and 1998, respectively, and $(35.6) million and $12.2 million for the nine months ended September 30, 1999 and 1998, respectively.

NOTE E.       RECLASSIFICATIONS

     Certain reclassifications have been made to the consolidated financial statements for 1998 to conform with the 1999 presentation.

NOTE F.       SUBSEQUENT EVENT

     At September 30, 1999, the Company has $45.2 million in borrowings outstanding related to a five year revolving bank line of credit. Effective November 5, 1999, the Company entered into an agreement to amend the line of credit to reduce the maximum commitment on the line of credit from $70.0 million to $40.0 million. In conjunction with the commitment reduction, the Company paid $10.0 million on the loan outstanding on November 5, 1999, reducing the outstanding balance to $35.2 million. The amended line of credit agreement also revises certain covenants which, among other matters, require the Company to maintain a minimum tangible net worth and restrict the Company's ability to incur additional debt, pay future cash dividends and transfer assets.

NOTE G.       CONTINGENCIES

     During the third quarter of 1999, a $6.9 million verdict was entered against the Company in a lawsuit which principally alleged breach of contract involving the timing of claims payments. The Company intends to appeal this decision to a Federal Appeals Court. Management expects the $6.9 million verdict to be reversed or substantially reduced following appeal. As a result, the Company's accrual related to this case is not material.

     The Company is involved in various other legal actions occurring in the normal course of its business. In the opinion of management, adequate provision has been made for losses which may result from these legal actions and, accordingly, the outcome of these matters is not expected to have a material adverse effect on the consolidated financial statements.

NOTE H.       SEGMENT INFORMATION

     The Company has two reportable segments: 1) health benefit products and 2) life insurance products. The Company's health benefit products consist of the following coverages related to small group preferred provider organization products: fully insured medical, stop-loss, dental and short-term disability, in addition to self funded benefit administration. Life products consist primarily of group term life insurance. Operations not directly related to the business segments (i.e., corporate investment income, interest expense on corporate debt, amortization of goodwill and intangibles, unallocated overhead expenses and health maintenance organization ("HMO") operations) are included in "All Other". The segments are reported separately because they differ in the nature of the products offered and in profit margins.

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

     A   reconciliation   of  segment  income  (loss)  before  income  taxes  to
consolidated income (loss) from continuing operations before income taxes is as follows:

                                                    Three Months Ended                Nine Months Ended
                                                      September 30,                     September 30,
                                                   1999           1998               1999          1998
                                              -------------------------------   ------------------------------
                                                                      (000'S OMITTED)
      Health segment                           $     (34,976) $       1,391      $     (38,921)$       1,419
      Life segment                                     2,447          1,872              7,023         7,359
      All other                                       (7,141)          (418)            (8,102)       (2,225)
                                              -------------------------------   ------------------------------
                                               $     (39,670) $       2,845      $     (40,000)$       6,553
                                              ===============================   ==============================

     Operating results and statistics for each of the Company's segments are as follows:

                                                    Three Months Ended                Nine Months Ended
                                                      September 30,                     September 30,
                                              -------------------------------   ------------------------------
                                                   1999           1998               1999          1998
                                              -------------------------------   ------------------------------
                                                       (000'S OMITTED, EXCEPT FINANCIAL STATISTICS)
      HEALTH SEGMENT

      OPERATING RESULTS

      Revenues:
         Insurance premiums                    $     247,602  $     212,159      $     741,006 $     650,680
         Net investment income                         2,201          2,162              6,766         6,450
         Other revenue                                 4,140          5,663             14,048        12,570
                                              -------------------------------   ------------------------------
           Total revenues                            253,943        219,984            761,820       669,700

      Expenses:
         Medical and other benefits                  226,730        160,906            613,624       502,938
         Selling, general and administrative          62,189         57,687            187,117       165,343
                                              -------------------------------   ------------------------------
           Total expenses                            288,919        218,593            800,741       668,281
                                              -------------------------------   ------------------------------

      Income (loss) before income taxes        $     (34,976) $       1,391      $     (38,921)$       1,419
                                              ===============================   ==============================

      FINANCIAL STATISTICS

      Loss ratio                                        91.6%          75.8%             82.8%          77.3%
      Expense ratio                                     23.4%          24.5%             23.4%          23.5%
                                              -------------------------------   ------------------------------
         Combined ratio                                115.0%         100.3%            106.2%         100.8%
                                              ===============================   ==============================


      Membership at End of Period:
      Medical:
         Fully insured                               605,732        533,552
         Self funded                                  49,036         90,904
                                              -------------------------------
           Total medical*                            654,768        624,456
      Dental                                         344,146        385,706


      * Total medical membership of the Company includes HMO membership of 29,378 and 18,166 at September 30, 1999 and 1998, respectively. HMO operations are not included in health segment operating results.



                                                    Three Months Ended                Nine Months Ended
                                                      September 30,                     September 30,
                                              -------------------------------   ------------------------------
                                                   1999           1998               1999          1998
                                              -------------------------------   ------------------------------
                                                       (000'S OMITTED, EXCEPT FINANCIAL STATISTICS)
      LIFE SEGMENT

      OPERATING RESULTS

      Revenues:
         Insurance premiums                    $       6,641  $       6,328      $      19,751 $      18,880
         Net investment income                            48             54                147           168
         Other revenue                                    64            107                202           185
                                              -------------------------------   ------------------------------
           Total revenues                              6,753          6,489             20,100        19,233

      Expenses:
         Medical and other benefits                    2,436          2,597              7,287         5,982
         Selling, general and administrative           1,870          2,020              5,790         5,892
                                              -------------------------------   ------------------------------
           Total expenses                              4,306          4,617             13,077        11,874
                                              -------------------------------   ------------------------------

      Income before income taxes               $       2,447  $       1,872      $       7,023 $       7,359
                                              ===============================   ==============================

      FINANCIAL STATISTICS

      Loss ratio                                        36.7%          41.0%              36.9%         31.7%
      Expense ratio                                     27.2%          30.2%              28.3%         30.2%
                                              -------------------------------   ------------------------------
         Combined ratio                                 63.9%          71.2%              65.2%         61.9%
                                              ===============================   ==============================


      Membership at End of Period                    307,343        261,625

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

     American Medical Security Group, Inc. ("AMSG" or the "Company"), formerly known as United Wisconsin Services, Inc., together with its subsidiary companies, is a provider of health and life insurance products for individuals and employer groups. The Company's principal product offering is small group health insurance. It also sells individual and large group health insurance, group life, dental, prescription drug, disability and accidental death insurance, and provides self funded benefit administration. The Company's products are actively marketed in 33 states and the District of Columbia through independent agents. The Company's products generally provide discounts to insureds that utilize preferred provider organizations. The average group size is six lives.

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

RESULTS OF CONTINUING OPERATIONS

     The Company reported a net loss from continuing operations of $25.9 million or $1.57 per share for the third quarter of 1999, compared to net income from continuing operations of $1.6 million or $0.10 per share for the third quarter of the prior year. For the nine months ended September 30, 1999, the Company reported a net loss from continuing operations of $26.5 million or $1.59 per share, compared to net income from continuing operations of $3.6 million or $0.22 per share for the nine month period ended September 30, 1998. The third quarter 1999 financial results include a special after-tax charge of $23.9 million or $1.45 per share resulting from the Company's plans to exit certain small group markets and strengthen medical claims reserves. Excluding the $23.9 million charge, the third quarter 1999 after-tax loss was $2.0 million or $0.12 per share. Losses in exited markets during the quarter were $2.3 million or $0.14 per share. Excluding both the $23.9 million charge and losses in exited markets, the Company's after-tax income from continuing operations was $0.3 million or $0.02 per share.

     On October 25, 1999, the Company announced plans to cease marketing its small group business in Maryland, Minnesota and Florida. The Company will also terminate existing small group business in these states over the next 18 months. In addition, the Company will discontinue HMO operations in Florida. The Company recorded a $13.7 million after-tax charge in the third quarter of 1999 related to a premium deficiency reserve for markets with unfavorable regulatory environments which includes the exited markets. The Company also recorded a third quarter 1999 after-tax charge of $10.2 million to strengthen medical claims reserves. The reserve strengthening charge became necessary when medical cost trends in the first half of the year proved to be higher than anticipated at the end of the second quarter 1999 when the Company also strengthened reserves.

INSURANCE PREMIUMS

     Insurance premiums for the three months ended September 30, 1999 increased 18.7% to $266.1 million from $224.2 million for the same period in 1998. Insurance premiums for the nine months ended September 30, 1999 increased 15.6% to $793.2 million from $686.1 million for the same period in 1998. The premium increase reflects both internal growth and business acquired from other insurance carriers. The Company acquired the majority of the fully insured group health business of Continental Assurance Company ("CNA") effective January 1, 1999. Insurance premiums related to the CNA acquired business were $19.4 for the three months ended September 30, 1999 and $71.7 million for the nine months ended September 30, 1999.

     Average fully insured medical premium per member per month during the nine month period ended September 30, 1999 increased 3.3% to $127 compared to $123 during the same period in 1998. Management expects average medical premium per member per month to begin increasing at a faster rate as premium rate increases are implemented. Medical membership inforce at September 30, 1999 increased 4.9% to 654,768 from 624,456 at September 30, 1998, primarily due to new sales growth and the addition of the CNA business.

NET INVESTMENT INCOME

     Net investment income includes investment income and realized gains and losses on investments. Net investment income for the three months ended September 30, 1999 declined 20.6% to $4.9 million from $6.2 million for the three months ended September 30, 1998. The decline is due to lower average annual investment yields and a decrease in realized gains of $0.9 million. Net investment income for the nine months ended September 30, 1999 decreased 18.9% to $14.6 million from $18.0 million for the same period one year ago. Average annual investment yields, excluding realized gains and losses were 6.2% and 6.5% for the three months and nine months ended September 30, 1999, respectively, compared to 7.1% and 7.4% for the same respective periods in the prior year. Investment gains and losses are realized in the normal investment process in response to market opportunities. Average invested assets at cost for the three months ended September 30, 1999 were $309.8 million compared to $290.0 million for the three months ended September 30, 1998.

OTHER REVENUE

     Other revenue decreased to $5.1 million for the three months ended September 30, 1999 from $7.1 million for the same period in 1998. The decrease is primarily due to a decrease in fee revenue associated with the Pan American Life Insurance Company business acquired in July 1998. Other revenue for the nine month period was $16.7 million in 1999 compared to $16.6 million in 1998.

LOSS RATIO

     The health segment loss ratio for the three months ended September 30, 1999, excluding the premium deficiency reserve was 85.9% compared with 75.8% for the three months ended September 30, 1998. The unfavorable health loss ratio for the quarter reflects the reserve strengthening charge in the third quarter of 1999 in the amount of $10.2 million after-tax. Excluding the effects of reserve strengthening and the premium deficiency reserve, the health loss ratio for the third quarter of 1999 would have been 79.5%. The health segment loss ratio for the nine months ended September 30,1999 was 80.9% compared with 77.3% for the nine months ended September 30, 1998. Contributing to the need for the reserve strengthening charge were significant increases in medical inflation, pharmacy costs and general utilization.

     To combat these identified adverse medical cost trends, management has implemented aggressive action plans which include: significant price increases on plan anniversaries and early rate action where appropriate; product line redesign including the conversion of older products to new ones with higher deductibles and copays; implementation of a two-tier drug program; and continued aggressive negotiations for better provider network discounts. Management expects the effects of the corrective actions to begin later in the fourth quarter of 1999, and believes the rate increases will have a larger effect beginning in the first quarter of 2000 with a growing impact through the rest of next year. As a result, management expects the Company to report a small profit in the fourth quarter of 1999.

     The life segment loss ratio for the three months ended September 30, 1999 was 36.7% compared to 41.0% for the three months ended September 30, 1998. The life segment loss ratio for the nine months ended September 30, 1999 was 36.9% compared with 31.7% for the nine months ended September 30, 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE RATIO

     The selling, general and administrative ("SGA") expense ratio for health segment products for the three months ended September 30, 1999, excluding the third quarter 1999 special charges, was 23.0% compared with 24.5% for the three months ended September 30, 1998. For the nine months ended September 30, 1999 and 1998, the SGA expense ratio for health segment products was 23.2% and 23.5%, respectively. The decrease in the SGA expense ratio is the result of a lower administrative expense ratio caused by a leveraging of the Company's operations over increased revenues offset slightly by higher commissions on new policy sales.

OTHER EXPENSES

     Interest expense decreased to $0.9 million for the three months ended September 30, 1999 from $2.0 million for the same period in the prior year. For the nine months ended September 30, 1999, interest expense decreased to $2.7 million from $6.7 million for the nine months ended September 30, 1998. The decrease in interest expense for the quarter and nine month period reflects the assumption of $70.0 million in debt by Newco/UWS on September 11, 1998, as part of the Spin-off transaction, as described in Note B of the Notes to Condensed Consolidated Financial Statements.

     Amortization of goodwill and other intangibles totaled $1.0 million for the third quarter of 1999, compared with $2.2 million of amortization expense for the third quarter of 1998. On a year-to-date basis, amortization of goodwill and intangibles decreased to $3.1 million from $6.6 million for the nine months ended September 30, 1998. The decline in amortization is principally due to the write-off of the Company's distribution system intangible asset at December 31, 1998, as described in the Company's annual report on Form 10-K for the year ended December 31, 1998. Management believes that no other material impairment of goodwill and other intangible assets exists at September 30, 1999.

     The effective tax rate was 34.6% for the three months ended September 30, 1999 compared with 42.5% for the three months ended September 30, 1998. The effective tax rate for the nine months ended September 30, 1999 was 33.9% compared with 45.4% for the nine months ended September 30, 1998. The effective tax rate is impacted primarily by level amortization of non-deductible goodwill in relation to varying pre-tax income.

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

     The Company's cash flow from operations was positive at $16.5 million for the nine months ended September 30, 1999. This compares to negative cash flow from operations of $6.0 million for the nine months ended September 30, 1998. The positive results are due to growth in membership and lower debt costs as a result of the assumption of $70.0 million in debt by Newco/UWS in September 1998.

     The Company's investment portfolio from continuing operations consists primarily of investment grade bonds and has limited exposure to equity securities. At September 30, 1999, $295.6 or 99.3% of the Company's investment portfolio was invested in bonds. At December 31, 1998, $296.5 or 99.2% of the Company's investment portfolio was invested in bonds. The bond portfolio had an average quality rating of Aa3 at September 30, 1999, and A1 at December 31, 1998, as measured by Moody's Investor Service. The majority of the bond portfolio was classified as available for sale. The Company has no investment in mortgage loans, non-publicly traded securities (except for principal only strips of U.S. Government securities), real estate held for investment or financial derivatives.

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

     At September 30, 1999, the Company has $45.2 in million borrowings outstanding related to a five year revolving bank line of credit. Effective November 5, 1999, the Company entered into an agreement to amend the line of credit to reduce the maximum commitment on the line of credit from $70.0 million to $40.0 million. In conjunction with the commitment reduction, the Company paid $10.0 million on the loan outstanding on November 5, 1999, reducing the outstanding balance to $35.2 million. The amended line of credit agreement also revises certain covenants which, among other matters, require the Company to maintain a minimum tangible net worth and restrict the Company's ability to incur additional debt, pay future cash dividends and transfer assets.

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

     Customized Applications software products include electronic data interchange applications, publishing systems, fax capabilities, accounting packages and other special application software as well as utility software packages that serve as links between different packages. Each of these software packages was upgraded or replaced. All Customized Applications were compliant at the end of the third quarter of 1999.

     With respect to Third Party Products, the Company has reviewed its business processes that may have Year 2000 concerns performed by, with or through external business associates. This includes computer hardware, telephone systems, security systems and other numerous products as well as third party applications that have not been customized by the Company. The Company has evaluated various third parties that provide products or services, such as printing companies, power and utility companies and other vendors. Where appropriate, agreements with third party vendors have been amended and Year 2000 compliance certifications have been obtained. Significant business partners and vendors were required to provide the Company with Year 2000 certified products or services. Such products and services were tested by the Company to validate the compliance certification. This portion of the plan is complete.

         YEAR 2000 PLAN                   PERCENT COMPLETE                   COMPLETION DATE

         In-house Applications                   100%                         March 1999

         Customized Applications                 100%                         September 1999

         Third Party Products                    100%                         September 1999

     The cost of the Year 2000 project is being funded through operating cash flows and is not expected to be material to the Company's financial position. For the nine months ended September 30, 1999, the Company has incurred costs of $3.0 million relating to the Year 2000 project. The Company has made capital expenditures of $4.5 million for the nine months ended September 30, 1999. The Company does not anticipate significant future operating and capital expenditures related to the Year 2000 project.

     The Company has completed a comprehensive analysis of the operational problems and costs (including loss of revenues) that could result from the unlikely failure by the Company and certain third parties to complete efforts necessary to achieve Year 2000 compliance. While the Company currently believes that the timely completion of its Year 2000 project has limited exposure so that the Year 2000 issue will not pose material operational problems, the Company cannot control third party systems and services. Detailed business continuity and contingency plans have been developed and documented for dealing with identified worst case scenarios with the highest chance of occurring. The continuity and contingency plans have been tested in an effort to mitigate the risk of failure and provide for quick recovery from possible failures associated with the century change. The Company identified 43 major business processes that required contingency plan development and required each functional department to develop alternative means to address all identifiable types of Year 2000 disruptions. The contingency plans detail strategies to implement in 1999 to prepare for the century rollover, and actions to execute if problems arise. These plans involve, among other actions, manual workarounds, reducing claims inventories, expediting the business process cycle to finish processing before year end, and adjusting staffing strategies. Contingency plans were reviewed for consistency and completeness. These plans are being incorporated into the year end plans and will be retained for reference in the Year 2000 command center.

     The ultimate success and cost of the project is based on management's best estimates, which is based using numerous assumptions of future events including the continued availability of certain resources, third party remediation plans and other factors. There can be no guarantee that these estimates will be achieved. Actual results could differ materially from those planned. Specific factors that might cause such material differences to occur include, but are not limited to, the availability and cost of personnel trained in this area should future issues arise; the ability to locate and correct undetected relevant computer codes; and the ability of the Company's significant suppliers, customers and others with which it conducts business, including federal, state and local governmental agencies, to identify and resolve their own Year 2000 issues and similar uncertainties. Due to these uncertainties, the Company may face certain claims, the impact of which is not currently estimable. No assurance can be given that the cost of defending and resolving such claims, if any, will not significantly affect the Company's results of operations. Although the Company has some agreements with third party vendors and suppliers that contain indemnification provisions that protect the Company under certain circumstances relating to Year 2000 issues, there can be no assurances that such indemnification provisions will cover all of the Company's liabilities and costs related to Year 2000 claims by third parties.

FORWARD LOOKING STATEMENTS

     Statements contained in this report that are not historical facts are forward looking statements subject to inherent risks and uncertainties that may cause actual results or events to differ materially from those contemplated by such forward looking statements. The terms "anticipate", "believe", "estimate", "expect", "objective", "plan", "project" and similar expressions are intended to identify forward looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that may cause actual results or events to differ materially from those contemplated by such forward looking statements, include, among others, (1) the Company's ability to successfully implement the action plans to improve loss ratios; (2) the effects of either federal or state health care reform or other legislation; (3) the Company's ability to predict rising health care costs and adequately price its products; (4) the Company's ability to estimate accurately expected losses related to exited markets; (5) changes in membership utilization and risk; (6) government regulations, including changes in insurance, health care and other regulatory conditions; (7) delays in regulatory approvals, and regulatory action resulting from market conduct activity and general administrative compliance with state and federal laws; (8) general business conditions, including competitive practices and demand for the Company's products; (9) development of and changes in claims reserves; (10) rating agency policies and practices; (11) general economic conditions, including changes in interest rates and the effect of such changes on the Company's investment portfolio; (12) unforeseen costs or consequences of Year 2000 issues; (13) the outcome of commercial or other litigation, and (14) other factors that may be referred to in the Company's reports filed with the Securities and Exchange Commission from time to time.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company's market risk has not substantially changed from the year ended December 31, 1998.

PART II.      OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

     On August 26, 1999, a $6.9 million verdict was entered against American Medical Security, Inc. ("AMS"), the Company's third party administrator ("TPA") subsidiary, in the United States District Court for the Middle District of Alabama. The decision was made in a lawsuit brought against AMS by Skilstaf, Inc. ("Skilstaf"), an Alabama employee leasing company, in January 1998 alleging that AMS delayed claims payments under a contract with Skilstaf to avoid liability under a stop-loss policy issued by its affiliate, United Wisconsin Life Insurance Company ("UWLIC"). Skilstaf sought unspecified damages. The contract, which was entered into in 1992 and terminated by Skilstaf in 1996, was a TPA contract for Skilstaf's self-funded employee benefit plan. AMS has argued that this case was governed by the Employee Retirement Income Security Act of 1974, as amended, which preempts all state law causes of action and limits damages to contract damages. On September 14, 1999, AMS filed a post-trial motion to set aside the jury's finding. If the court does not grant the motion, it is AMS' intent to appeal the decision to the Eleventh Circuit Federal Appeals Court. Management expects the $6.9 million verdict to be reversed or substantially reduced following appeal.

     The Company is involved in various other legal actions occurring in the normal course of its business. In the opinion of management, adequate provision has been made for losses which may result from the Skilstaf litigation and other legal actions and, accordingly, the outcome of these matters is not expected to have a material adverse effect on the consolidated financial statements.

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

     At September 30, 1999, the Company had $45.2 million in loans outstanding under a five year revolving bank line of credit with a maximum commitment of $70.0 million. On November 5, 1999, the Company paid down $10.0 million on the outstanding indebtedness and entered into an amendment to reduce the maximum commitment on the line of credit to $40.0 million. The line of credit commitment will be further reduced to $30.0 million on July 31, 2001. The stock of American Medical Security Holdings, Inc. and UWLIC has been pledged as collateral for the loan. The amended line of credit agreement also revises certain covenants which, among other matters, require the Company to maintain minimum tangible net worth and restrict the Company's ability to incur additional debt, pay future cash dividends and transfer assets.

ITEM 5.       OTHER INFORMATION

     On August 3, 1999, the Company announced that its Board of Directors has authorized the Company to repurchase up to $10 million of the Company's outstanding common stock. During the quarter ended September 30, 1999, the Company purchased 375,200 shares of its outstanding common stock at an aggregate purchase price of $3.2 million. In determining when and whether to purchase future shares, management considers, among other factors, market price, the number of shares actively traded in the market, indications of seller interest, the number of shares held by large shareholders, the effect of purchases on shareholder value, and covenant restrictions in the Company's revolving credit facility. Because of the unpredictability of these factors, no assurance can be given as to how many shares may be repurchased.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

        (a)      EXHIBITS

     See the Exhibit Index following the Signature page of this report, which is incorporated herein by reference.

        (b)      REPORTS ON FORM 8-K

     No reports on Form 8-K were filed by the Company during the third quarter of 1999.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE:   November 12, 1999
      ----------------------

                       AMERICAN MEDICAL SECURITY GROUP, INC.


                       /s/ Gary D. Guengerich
                       ---------------------------------------------------------
                       Gary D. Guengerich
                       Executive Vice President and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer and duly authorized to sign on behalf of the Registrant)



                                                                                                               EX-1
                      AMERICAN MEDICAL SECURITY GROUP, INC.
                          (COMMISSION FILE NO. 1-13154)

                                  EXHIBIT INDEX
                                       TO
                           FORM 10-Q QUARTERLY REPORT
                      for quarter ended September 30, 1999

                                                                       INCORPORATED HEREIN                 FILED
  EXHIBIT NO.                    DESCRIPTION                             BY REFERENCE TO                 HEREWITH

4.1               Amendment No. 1 dated as of November 5,                                                    X
                  1999 to the Amended and Restated Credit
                  Agreement dated as of October 15, 1998,
                  among the Registrant, United Wisconsin
                  Life Insurance Company and Bank One, NA
                  (f/k/a The First National Bank of Chicago
                  and other Lenders

27.1              Financial Data Schedule                                                                    X





















































                                                                            EX-1