Form 10-K
period 1999-12-31
AMERICAN MEDICAL SECURITY GROUP INC
filed 2000-03-15
CIK 878897

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------

                                    FORM 10-K

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                                        OR
         [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________________ to __________________


                         COMMISSION FILE NUMBER 1-13154

                      AMERICAN MEDICAL SECURITY GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

       WISCONSIN                                          39-1431799
(State of incorporation)                    (I.R.S. Employer Identification No.)

           3100 AMS BOULEVARD
          GREEN BAY, WISCONSIN                                           54313
(Address of principal executive offices)                              (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:   (920) 661-3075
SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

    TITLE OF EACH CLASS                NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Stock, no par value                      New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

     As of February 29, 2000, there were outstanding 15,474,446 shares of Common Stock. The aggregate market value of the shares of such stock held by non-affiliates of the registrant was $66,112,860 as of the same date, assuming solely for purposes of this calculation that all directors and executive officers of the Registrant are "affiliates." This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                       DOCUMENTS INCORPORATED BY REFERENCE
     Portions of American Medical Security Group, Inc. Proxy Statement dated
                            March 31, 2000 (Part III)

================================================================================

                      AMERICAN MEDICAL SECURITY GROUP, INC.
                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K
                      For the Year Ended December 31, 1999


                                                                            PAGE

PART I

Item 1      Business...........................................................3
Item 2      Properties.........................................................9
Item 3      Legal Proceedings..................................................9
Item 4      Submission of Matters to a Vote of Security Holders...............10
Executive Officers of the Registrant..........................................10

PART II

Item 5      Market for Registrant's Common Equity and
            Related Stockholder Matters.......................................12
Item 6      Selected Financial Data...........................................13
Item 7      Management's Discussion and Analysis of Financial Condition and
            Results of Operations.............................................14
Item 7A     Quantitative and Qualitative Disclosures About Market Risk .......22
Item 8      Financial Statements and Supplementary Data.......................23
Item 9      Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure..............................................44

PART III

Item 10    Directors and Executive Officers of the Registrant.................44
Item 11    Executive Compensation.............................................44
Item 12    Security Ownership of Certain Beneficial Owners and Management.....44
Item 13    Certain Relationships and Related Transactions.....................44

PART IV

Item 14    Exhibits, Financial Statement Schedules, and Reports on Form 8-K...44
                 Schedule II -  Condensed Financial Information of Registrant.46
                 Schedule III - Supplementary Insurance Information...........49
                 Schedule IV - Reinsurance....................................50
                 Schedule V - Valuation and Qualifying Accounts...............51
Signatures....................................................................52
Exhibit Index...............................................................EX-1

                                     PART I

ITEM 1.       BUSINESS

FORWARD LOOKING STATEMENTS

     A number of forward looking statements are included in this document. When used, the terms "anticipate", "believe", "estimate", "expect", "objective", "plan", "possible", "potential", "project" and similar expressions are intended to identify forward looking statements. Forward looking statements are subject to inherent risks, uncertainties and assumptions that may cause actual results or events to differ materially from those that are described. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that may cause actual results or events to differ are described in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Factors."

GENERAL

     American Medical Security Group, Inc. is a leading provider of individual and small employer group health care benefits and insurance products. As used herein, the terms "the Company" or "AMSG" include American Medical Security Group, Inc. and its subsidiaries. The Company's principal product offering is health insurance for small employer groups and individuals. The Company also offers life, dental, prescription drug, disability and accidental death insurance, and provides self funded benefit administration. See the Company's Notes to Consolidated Financial Statements, Note 11 "Segments of the Business" for information concerning the Company's two reportable segments: health insurance products (which accounted for 92% of the Company's revenue for the year ended December 31, 1999, compared to 93% at the end of 1998) and life insurance products.

     The Company's products are sold through independent licensed agents in 31 states and the District of Columbia. The Company specializes in providing health care benefits and other insurance products designed to maximize choice and control costs in a compassionate environment. The Company principally markets health benefit products that provide discounts to insureds that utilize preferred provider organizations ("PPOs"). PPO plans differ from health maintenance organization ("HMO") plans in that they typically provide a wider choice of health professionals, fewer benefit restrictions and increased access to specialists at a somewhat higher premium cost.

     American Medical Security Group, Inc. is a Wisconsin corporation organized in 1983. The Company's principal executive offices are located at 3100 AMS Boulevard, Green Bay, Wisconsin 54313 and its telephone number at that address is (920) 661-3075.

     Prior to and for most of the year 1998, the business of the Company, then known as "United Wisconsin Services, Inc.", consisted of two main components: the small group health business, and the managed care and specialty products business, as described in the Form 10 of Newco/UWS, Inc. ("Newco/UWS") in connection with the spin-off of Newco/UWS referred to below. Prior to December 1996, the small group health business consisted primarily of individual and small group health insurance written through a joint venture with American Medical Security Group, Inc., a Delaware corporation ("Old AMS"). During that time, the Company owned approximately 12% of the issued and outstanding shares of Old AMS. The Company underwrote all of the individual and small group health insurance marketed, produced and administered by Old AMS and ceded back to Old AMS approximately 50% of the individual and small group health insurance written by the Company through the joint venture. On December 3, 1996, Old AMS merged with and into the Company. The small group health insurance business of the Company was then combined with that of Old AMS in a wholly owned subsidiary of the Company.

     On September 11, 1998, the Company contributed all of its subsidiaries comprising the managed care and specialty products business to a newly created subsidiary named "Newco/UWS, Inc." On September 25, 1998, the Company spun off the managed care and specialty products business through a distribution of 100% of the issued and outstanding shares of common stock of Newco/UWS to the Company's shareholders of record as of September 11, 1998, (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Spin-Off"). The Company then adopted its current name of "American Medical Security Group, Inc." and Newco/UWS changed its name to "United Wisconsin Services, Inc." Since the spin-off, the business of the Company consists solely of the Company's small group health insurance business.

ACQUISITIONS

     In October 1997, the Company acquired most of the health insurance business marketed to individuals and small groups that was previously underwritten by Pan American Life Insurance Company ("Pan American"). The Company assumed most of Pan American's remaining domestic health insurance business in July 1998. Effective January 1999, the Company acquired the majority of Continental Assurance Company's ("CNA") fully insured employer group health business.

PRODUCTS

     The Company is a leading provider of health care benefits and insurance products tailored to meet the varied health benefits needs of its primary markets, including individuals and families, small employer groups, and employers that choose to self fund their health benefits. In providing these products and services, the Company specializes in designing products to maximize choice and control costs.

     The Company customizes employee benefit packages for businesses through IT'S YOUR CHOICES(service mark), an option that allows businesses to offer employees multiple health plan options in a single package. For example, this strategy allows an employer with four employees to offer four different and distinct health plans, one for each employee. Although the premium cost of the plans may vary, the ability to offer different plans is without additional cost to the employer.

     Through its medical insurance products marketed to individuals and families ("MedOne" products), the Company provides coverage to fit the various health care needs and budgets of consumers. In early 2000, the Company introduced a new MedOne product, called AFFORDABLEONE(service mark), that is marketed as a health care plan for cost-conscious individuals.

     The Company augments its core business with a select line of complementary products and services. Ancillary benefits available in conjunction with the Company's plans include group dental, group short-term disability, group and individual term life and accidental death, and dependent life insurance. Voluntary dental and term life insurance products may be elected by employees with no employer contribution requirements. Additionally, the Company offers COBRA administration services to groups subject to regulations of the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended.

     The Company provides insureds and plan participants with toll-free, personal customer service 24 hours a day, 365 days a year. In addition, through the Company's wholly-owned subsidiary, Nurse Healthline, Inc. ("Nurse Healthline"), insureds and plan participants have access to a toll-free, 24-hour medical information line staffed by registered nurses.

MARKETING

     The Company currently markets its employer group products and individual products in 31 states and the District of Columbia. The leading states with respect to medical membership during 1999 were Florida, Illinois, Michigan, Ohio, Texas and Missouri, which accounted for 48% of the Company's medical membership. For the year ended December 31, 1999, the top ten insured employer groups in the aggregate accounted for approximately 1% of the Company's medical membership. As part of the Company's strategy to improve profitability, which was announced in October 1999, the Company ceased marketing its small group business in Maryland, Minnesota and Florida. The Company also decided to terminate its existing small group business in these states.

     Product sales are conducted through licensed independent agents. During 1999, the Company continued its initiative to streamline its sales force by reducing the number of agents selling its products. As of December 31, 1999, the Company marketed products through approximately 17,000 independent agents, a 47% reduction in the number of agents from the prior year. Independent agents are paid commissions on new and renewal sales. The Company offers an attractive incentive and service package to agents, creating an environment as an "agent friendly" company. In early 2000, the Company began marketing a MedOne medical insurance product for individuals over the internet through online insurance agencies.

     The Company divides its sales territory into two regions, each of which is the responsibility of a Regional Vice President ("RVP"). The RVPs work with a total of approximately 100 sales managers in offices throughout the United States in coordinating the Company's sales and marketing efforts. Additionally, through an agreement with the Principal Life Insurance Company ("Principal"), regional sales managers of Principal's Old Northwest Agent distribution network have responsibility for product sales in Arkansas, Mississippi, Nebraska and Utah.

COMPETITION

     The market for the Company's health care products is highly competitive. The major competition for the Company's products comes from national and regional firms. Many of the Company's competitors have larger memberships in local markets or greater financial resources. The small group, agency-controlled market is price sensitive, and the business is put out for bid more frequently than larger group business. In addition, because most of the Company's products are marketed primarily through independent agencies, most of which represent more than one company, the Company experiences competition within each agency. The Company and other insurers in the small group health care product market compete primarily on the basis of responsiveness to user demands, price, diversity of product offerings, quality of service, strength of provider networks, reputation, and quality of agency relations.

PROVIDERS

     The Company uses more than 65 commercial provider networks in 31 states and the District of Columbia. A master "payor" agreement is in place for each provider network that allows the Company to access the provider contracts for its PPO and exclusive provider organization products. These networks are made available to fully insured products as well as the Company's self funded product offerings.

     The Company also owns and operates a commercial PPO network that includes providers in Texas, Florida, Iowa, Nebraska, Wisconsin, Arizona, North Dakota and South Dakota. Approximately 20% of the Company's business was conducted through this network for the year ended December 31, 1999, as compared to 23% in 1998. This network services the Company's business and is also offered to other insurers, third party administrators and self funded employers. This provides additional revenue to the Company and increases the volume of business used to leverage provider contract pricing concessions, which are largely volume related.

     The Company contracts with ProVantage Health Services, Inc., a prescription drug benefit manager, for the administration of drug benefits offered with the Company's products. This arrangement allows members to access their prescription benefit at thousands of retail outlets nationwide or through a mail-order service and is designed to provide cost and efficiency benefits to the Company.

COST CONTAINMENT

     The Company provides substantially all of the medical management services for its members. The Company's utilization review program, which is accredited to meet national standards, is designed to ensure that services are being provided at an appropriate level and meeting members' needs. Case management is performed by Company staff with the assistance of a combination of internally developed and commercially purchased software packages used to prompt, guide and record medical management decisions. In addition, the Company has developed a series of software programs that enhance its medical management effort.

     The Company has developed a demand management telephonic service through its Nurse Healthline subsidiary. Members can access Nurse Healthline registered nurses 24 hours a day, seven days a week. By using a computerized algorithm based system, the nurses are able to gauge the severity of the problem and assist the insured in accessing appropriate health care.

INFORMATION TECHNOLOGY

     The Company's medical, dental, life, and short-term disability products use custom built, integrated management information systems for all administrative processing tasks. These systems include underwriting, billing, enrollment, claims processing, utilization management, sales reporting, network analysis, and service and status reporting. The systems support all products and provider arrangements for both fully insured and self funded administrative needs.

     The Company regularly evaluates, upgrades, and enhances its management information systems to further improve its operating efficiencies and services. An artificial intelligence system assists in claims processing, eligibility and enrollment tasks. The Company's data warehouse provides the capability to do data analysis of the business; looking for trends in utilization, product mix, claim costs, product pricing and other business factors. The Company uses extensive personal computer based network and software solutions that are integrated with its mainframe system, which allows for its continuous enhancement with technology upgrades and other software solutions.

     In 1999, the Company completed its initiative to test its computer systems for Year 2000 compliance and developed detailed business continuity and contingency plans to deal with identified worst case scenarios with the highest chance of occurring. The Company experienced no known significant Year 2000 issues or disruptions during the beginning of 2000, and anticipates no future significant problems. See "Item. 7 Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000" for a complete discussion of Year 2000 matters.

REINSURANCE

     The Company has entered into a variety of reinsurance arrangements under which it (1) cedes business to other insurance companies to mitigate large claim risk, and (2) accepts risk from other insurance carriers in connection with certain acquisitions and other business.

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

     In addition, in connection with certain acquisitions and other business, the Company assumes risk from other insurance carriers on both an assumption and a quota share basis. Under assumption reinsurance, the Company becomes directly responsible to insureds for business previously written by the ceding carrier. Quota share reinsurance is a contractual arrangement whereby the reinsurer assumes an agreed percentage of certain risks insured by the ceding insurer and shares premium revenue and losses proportionately. Quota share reinsurance is being used by the Company as part of a vehicle to acquire certain business from other insurance carriers and allows the Company to assume insurance risk in certain jurisdictions.

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

     With the exception of short-term investments and securities on deposit with various state regulators, investment responsibilities have been delegated to external investment managers. Such investment responsibilities, however, must be carried out within the investment parameters established by the Company, which are amended from time to time. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Exposure" and the Company's Notes to Consolidated Financial Statements, Note 3, "Investments," for additional information on the Company's investments.

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

     The Company is unable to predict what additional government regulations, if any, affecting its business may be enacted in the future or how existing or future regulations might be interpreted. Most jurisdictions have enacted small group insurance and rating reforms which generally limit the ability of insurers and health plans to use risk selection as a method of controlling costs for the small group business. These laws may generally limit or eliminate use of pre-existing condition exclusions, experience rating and industry class rating, and limit the amount of rate increases from year to year. Under these laws, cost control through provider contracting and managing care may become more important, and the Company believes its experience in these areas will allow it to compete effectively. The Company regularly monitors state and federal legislative and regulatory activity as it affects the Company's business.

         FEDERAL INSURANCE REGULATION

     In recent years, federal legislation significantly expanded federal regulation of small group health plans and health care coverage. The new laws placed restrictions on the use of pre-existing conditions and eligibility restrictions based upon health status, and prohibited cancellation of coverage due to claims experience or health status. Federal reform also prohibits insurance companies from declining coverage to small employers. Additional federal laws that took effect in 1998 include prohibitions against separate, lower dollar maximums for mental health benefits and requirements relating to minimum coverage for maternity inpatient hospitalization. Many requirements of the federal legislation are similar to small group reforms that have been in place for many years. The Company expects to be able to utilize and expand upon the cost control measures initiated as a result of small group reform.

     The Clinton Administration and members of Congress have also proposed numerous other health care reform measures in recent years. Congress is currently considering legislation called a "Patients Bill of Rights" which could affect various aspects of the Company's business. The Company is unable to predict when or whether such legislation or any additional federal proposals will be enacted or, if enacted, the likely impact on the Company's operations.

         STATE INSURANCE REGULATION

     The Company's insurance subsidiaries are subject to regulation by various insurance regulatory bodies in each state in which the respective entities are licensed. Regulatory authorities exercise extensive supervisory power over insurance companies in regard to (1) the licensing of insurance companies; (2) the approval of forms and insurance policies used; (3) the nature of, and limitation on, an insurance company's investments; (4) periodic examination of the operations of insurance companies; (5) the form and content of annual financial statements and other reports required to be filed on the financial condition of insurance companies; (6) capital adequacy; and (7) transactions with affiliates and changes in control. The Company's insurance company subsidiaries are required to file periodic statutory financial statements in each jurisdiction in which they are licensed.

     On an ongoing basis, states consider various health care reform measures relating to network management, mandated benefits, underwriting, appeals and administrative procedures and other matters. The Company is unable to predict what reforms, if any, may be enacted or how these reforms would affect the Company's operations.

     The National Association of Insurance Commissioners ("NAIC") has adopted Risk-Based Capital ("RBC") requirements for life and health insurers to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks associated with: (1) asset quality; (2) mortality and morbidity;
(3) asset and liability matching; and (4) other business factors. The RBC formula is used by state insurance regulators as an early warning tool to identify insurance companies that potentially are inadequately capitalized. At December 31, 1999, the Company's principal insurance company subsidiaries had an RBC ratio that was substantially above the levels which would require regulatory action.

     Dividends paid by the Company's insurance subsidiaries to the Company are limited by state insurance regulations. The insurance regulator in the insurer's state of domicile may disapprove any dividend which, together with other dividends paid by an insurance company in the prior 12 months, exceeds the regulatory maximum as computed for the insurance company based on its statutory surplus and net income. Based upon the financial statements of the Company's insurance subsidiaries as of December 31, 1999, as filed with the insurance regulators, no dividends may be paid without regulatory approval in 2000.

         INSURANCE HOLDING COMPANY SYSTEMS

     The Company is an insurance holding company system under applicable state laws. As such, the Company and its insurance subsidiaries are subject to regulation under state insurance holding company laws and regulations in the states in which the insurance subsidiaries are domiciled. The insurance holding company laws and regulations generally require annual registration with the state departments of insurance and the filing of reports describing capital structure, ownership, financial condition, certain intercompany transactions and general business operations. Various notice and reporting requirements often apply to transactions between an insurer and its affiliated companies, depending on the size and nature of the transactions. Certain state insurance holding company laws and regulations also require prior regulatory approval or notice of certain material intercompany transactions. Acquisition of control of an insurance company requires the prior approval of state regulators in the insurer's state of domicile and sometimes other jurisdictions as well. Acquisition of a controlling interest of the Company would constitute an acquisition of a controlling interest in each of its insurance subsidiaries. Under applicable state law, control is presumed to exist when greater than 10% of a company's shares are controlled by an entity.

         THIRD PARTY ADMINISTRATORS

     Certain subsidiaries of the Company are also licensed as third party administrators ("TPAs") in states where TPA licensing is required. TPA regulations, although differing greatly from state to state, generally contain certain required administrative procedures, periodic reporting obligations and minimum financial requirements.

         PREFERRED PROVIDER ORGANIZATIONS

     Certain of the operations of the Company's subsidiaries are subject to state PPO or managed care laws and regulations. PPO and managed care regulations generally contain requirements pertaining to provider networks, provider contracting, and reporting requirements that vary from state to state. In some cases, the regulated activities are delegated by the Company's subsidiaries to a third party. In cases where activities are delegated, the Company's subsidiaries monitor the activities of the third party for compliance with the laws and regulations.

         UTILIZATION REVIEW ACTIVITIES

     A number of states have enacted laws and/or adopted regulations governing utilization review activities. Generally, these laws and regulations require compliance with specific standards for the performance of utilization review services including confidentiality, staffing, appeals and reporting requirements. Some of these laws and regulations may affect certain operations of the Company's subsidiaries. In some cases the regulated activities are delegated by the Company's subsidiaries to a third party. In cases where activities are delegated, the Company's subsidiaries monitor the activities of the third party for compliance with the laws and regulations.

         ERISA

     The provision of goods and services to or through certain types of employee health benefit plans is subject to the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). ERISA is a complex set of laws and regulations that are subject to periodic interpretation by the United States Department of Labor and the Internal Revenue Service. ERISA governs how the Company's business units may do business with employers whose employee benefit plans are covered by ERISA, particularly employers that self fund benefit plans. There recently have been legislative attempts to limit ERISA's preemptive effect on state laws. If such limitations were to be enacted, they might increase the Company's liability exposure under state law-based suits relating to employee health benefits offered by the Company's health plans and may permit greater state regulation of other aspects of those businesses' operations.

EMPLOYEES

     As of December 31, 1999, the Company had 2,030 employees, 1,730 of which are located at its home office facility in Green Bay, Wisconsin. None of its employees are represented by a union. The Company considers its relations with its employees to be good.

TRADEMARKS

     The phrase ITS YOUR CHOICESM is a federally registered service mark of the Company. The Company has filed for and maintains various other service marks, trademarks and trade names at the federal level and in various states. Although the Company considers its registered service marks, trademarks and trade names important in the operation of its business, the business of the Company is not dependent on any individual service mark, trademark or trade name.


ITEM 2.       PROPERTIES

     The Company's headquarters are located in Green Bay, Wisconsin, in a 400,000 square foot office building owned by the Company and used by both of its business segments. The property is pledged as collateral to the Company's commercial lender pursuant to a mortgage that continues until January 1, 2004. The Company also leases property at approximately 50 locations throughout the United States for its field sales and provider network offices.


ITEM 3.       LEGAL PROCEEDINGS

     On August 26, 1999, a $6.9 million verdict was entered against American Medical Security, Inc. ("AMS Inc."), the Company's third party administrator ("TPA") subsidiary, in the United States District Court for the Middle District of Alabama. The decision was made in a lawsuit brought against AMS Inc. by Skilstaf, Inc. ("Skilstaf"), an Alabama employee leasing company, in January 1998 alleging that AMS Inc. delayed claims payments under a contract with Skilstaf to avoid liability under a stop-loss policy issued by its affiliate, United Wisconsin Life Insurance Company ("UWLIC"). Skilstaf sought unspecified damages. The contract, which was entered into in 1992 and terminated by Skilstaf in 1996, was a TPA contract for Skilstaf's self funded employee benefit plan. AMS Inc. has argued that this case was governed by the Employee Retirement Income Security Act of 1974, as amended, which preempts all state law causes of action and limits damages to contract damages. On September 14, 1999, AMS Inc. filed a post-trial motion to set aside the jury's finding. If the court does not grant the motion, it is AMS Inc.'s intent to appeal the decision to the Eleventh Circuit Federal Appeals Court. Based on discussions with outside counsel, management expects the $6.9 million verdict to be reversed or substantially reduced following appeal.

     On February 7, 2000, a $5.4 million verdict was entered against AMS Inc. and UWLIC in the Common Pleas Court of Delaware County, Ohio, Civil Division, in a lawsuit brought against AMS Inc. and UWLIC in 1996 by Health Administrators of America, Inc. ("Health Administrators"), an insurance agency owned and operated by a former agent of AMS Inc. The lawsuit alleges breach of written and oral contracts involving commission amounts and fraud. The case was heard and decided by a magistrate who awarded damages to Health Administrators, based on breach of written contracts and ruled in favor of AMS Inc. and UWLIC on breach of oral contracts and fraud. On February 22, 2000, AMS Inc. and UWLIC filed objections with the Common Pleas Court requesting that the magistrate's decision against AMS Inc. and UWLIC be reversed. If the court does not reverse the decision, it is AMS Inc. and UWLIC's intention to file an appeal to the Ohio Court of Appeals. Based on discussions with outside counsel, management expects the $5.4 million judgment to be reversed or substantially reduced following the decision on the objections or an appeal.

     The Company is involved in various legal and regulatory actions occurring in the normal course of its business. In the opinion of management, adequate provision has been made for losses which may result from the Skilstaf litigation, the Health Administrators litigation and other legal and regulatory actions and, accordingly, the outcome of these matters is not expected to have a material adverse effect on the consolidated financial statements.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1999.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company, who are elected for one year terms, are as follows:

                Name               Age                     Title
         Samuel V. Miller          54       Chairman of the Board, President and Chief Executive Officer
         Gary D. Guengerich        54       Executive Vice President and Chief Financial Officer
         James C. Modaff           42       Executive Vice President and Chief Actuary
         Thomas G. Zielinski       52       Executive Vice President of Operations
         Christopher N. Earl       46       Senior Vice President of Sales and Marketing
         Timothy J. Moore          48       Senior  Vice  President  of  Corporate  Affairs,  General  Counsel  and
                                            Secretary
         Clifford A. Bowers        48       Vice President, Corporate Communications
         John R. Wirch             46       Vice President, Human Resources

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

     Gary D. Guengerich has been Executive Vice President and Chief Financial Officer of the Company since September 1998, having also served as Treasurer of the Company until November 1999. He also served in the same capacities with AMS Holdings since November 1997. Prior to that time, Mr. Guengerich was Senior Vice President and Comptroller of First Colony Life Insurance since 1981.

     James C. Modaff has been Executive Vice President and Chief Actuary of the Company since August 1999. Prior to joining the Company, he was a principal of Milliman & Robertson, Inc. (a national actuarial and consulting firm) for the majority of his 14-year career with the firm.

     Thomas G. Zielinski has been Executive Vice President of Operations of the Company since August 1999. Prior to joining the Company, he was a Vice President of Humana, Inc. (a health services company) where he served as Executive Director of the Wisconsin Service Center of Humana, Inc. and in various other capacities since 1981 as a Vice President of a predecessor company of Humana, Inc.

     Christopher N. Earl has been Senior Vice President of Sales and Marketing since February 1999. Prior to joining the Company, he held various senior management positions, including Regional Vice President of Sales, with United Healthcare Corporation (a health services company) from 1993 to 1999. From 1989 to 1993, Mr. Earl held senior marketing positions with Prudential Insurance Company of America.

     Timothy J. Moore has been Senior Vice President of Corporate Affairs, General Counsel and Corporate Secretary of the Company since September 1998. He also served in that capacity with AMS Holdings since March 1997. Prior to that time, Mr. Moore was a partner with the national law firm of Katten Muchin & Zavis, practicing at the firm from 1987 to 1997.

     Clifford A. Bowers has been Vice President of Corporate Communications of the Company since September 1998. He also served in that capacity with AMS Inc. since October 1997. From 1988 to 1997, Mr. Bowers was Director of Communications with Fort Howard Corporation (a paper manufacturer that subsequently merged with James River Corporation to form Fort James Corporation).

     John R. Wirch has been Vice President of Human Resources of the Company since September 1998. He also served in that capacity with AMS Holdings and/or AMS Inc. since February 1996. Prior to that time, Mr. Wirch was Vice President of Human Resources for Little Rapids Corporation (a manufacturer of specialty papers) from 1993 to 1996, having served as Director of Human Resources of Little Rapids Corporation from 1980 to 1993.

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND
              RELATED STOCKHOLDER MATTERS.

     The common stock of the Company is traded on the New York Stock Exchange ("NYSE") under the symbol "AMZ". Prior to September 14, 1998, the common stock was traded on the NYSE under the symbol "UWZ". The following table sets forth the per share high and low sales prices for the common stock as reported on the NYSE for the periods indicated and the cash dividends paid per share for those periods. Stock prices prior to September 25, 1998 are not adjusted to reflect the spin-off.

                                                                                                          Cash
                                                                        Market Price                    Dividends
                                                                     High         Low                     Paid
                                                                  -------------------------            ------------

Year ended December 31, 1999
   First Quarter                                                    $   16.25   $   12.06                $      -
   Second Quarter                                                       15.50        7.81                       -
   Third Quarter                                                        11.25        6.50                       -
   Fourth Quarter                                                        6.75        4.00                       -

Year ended December 31, 1998
   First Quarter                                                    $   33.38   $   25.50                $    0.12
   Second Quarter                                                       33.19       28.38                     0.12
   Third Quarter                                                        28.38        8.56                     0.12
   Fourth Quarter                                                       15.06        6.38                       -


     During the fourth quarter of 1999, the Company entered into an agreement to amend the terms of its line of credit. The amendment contains a debt covenant restriction which prohibits the Company from declaring or paying any cash dividends. In addition, dividends paid by the insurance subsidiaries to the Company are limited by state insurance regulations. Based upon the financial statements of the Company's insurance subsidiaries as of December 31, 1999, as filed with the insurance regulators, no dividends may be paid by such entities without prior regulatory approval in 2000.

     As of February 29, 2000, there were 287 shareholders of record of common stock. Based on information obtained from the Company's transfer agent and from participants in security position listings and otherwise, the Company has reason to believe there are approximately 3,000 beneficial owners of shares of common stock.

ITEM 6.       SELECTED FINANCIAL DATA.

     The following selected financial data as of and for the years ended December 31, 1995 through 1999 has been derived from the Company's consolidated financial statements. The following data should be read in conjunction with the Company's consolidated financial statements, the related notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                              As of and for the years ended December 31,
                                                        1999       1998(b)       1997       1996(a)       1995
                                                     --------------------------------------------------------------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
   Premium revenue                                   $ 1,056,107   $ 914,017    $ 957,204   $ 596,099    $ 506,349
   Net investment income                                  18,912      24,220       24,071      24,570       31,186
   Other revenue                                          22,361      22,632       24,249       2,935            -
                                                     --------------------------------------------------------------
       Total revenues                                  1,097,380     960,869    1,005,524     623,604      537,535

Expenses:
   Medical and other benefits                            860,473     691,767      733,491     472,319      399,449
   Selling, general and administrative                   268,059     242,073      252,160     157,136      135,052
   Interest                                                3,564       7,691        9,311       4,325        3,483
   Amortization of goodwill and other intangibles          4,273       8,781        7,975         670            -
   Write-off of intangible assets and related charges          -      15,453            -           -            -
                                                     --------------------------------------------------------------
       Total expenses                                  1,136,369     965,765    1,002,937     634,450      537,984
                                                     --------------------------------------------------------------
Income (loss) from continuing operations,
   before income taxes                                   (38,989)     (4,896)       2,587     (10,846)        (449)

Income tax expense (benefit)                             (13,043)     (1,868)       1,032      (4,140)        (728)
                                                     --------------------------------------------------------------
Income (loss) from continuing operations                 (25,946)     (3,028)       1,555      (6,706)         279

Income from discontinued operations,
   less applicable income taxes                                -      10,003       16,595      16,909        6,094
                                                     --------------------------------------------------------------
Net income (loss)                                      $ (25,946)  $   6,975    $  18,150   $  10,203    $   6,373
                                                     ==============================================================

Earnings (loss) per common share - basic
   Continuing operations                               $   (1.58)  $   (0.18)   $    0.10   $   (0.52)   $    0.02
   Discontinued operations                                     -        0.60         1.01        1.31         0.48
                                                     --------------------------------------------------------------
Net income (loss) per common share - basic             $   (1.58)  $    0.42    $    1.11   $    0.79    $    0.50
                                                     ==============================================================

Earnings (loss) per common share - diluted
   Continuing operations                               $   (1.58)  $   (0.18)   $    0.10   $   (0.52)   $    0.02
   Discontinued operations                                     -        0.60         1.00        1.31         0.48
                                                     --------------------------------------------------------------
Net income (loss) per common share - diluted           $   (1.58)  $    0.42    $    1.10   $    0.79    $    0.50
                                                     ==============================================================

Weighted average common shares outstanding                16,470      16,559       16,423      12,892       12,551
Cash dividends per common share                        $       -   $    0.36    $    0.48   $    0.48    $    0.48

BALANCE SHEET DATA:
Cash and investments                                   $ 293,539   $ 309,562    $ 316,858   $ 335,839    $ 402,711
Total assets                                             503,094     498,722      648,136     693,278      580,121
Notes payable                                             42,523      55,064      124,578     125,788      109,898
Total shareholders' equity                               220,280     266,451      326,377     313,655      212,411

(a) Includes operations of Old AMS since December 3, 1996, the date of acquisition.
(b) Discontinued operations includes the operations of Newco/UWS through September 25, 1998, the spin-off distribution date. Continuing operations includes interest on debt assumed by Newco/UWS through September 11, 1998, the spin-off effective date.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     American Medical Security Group, Inc., together with its subsidiary companies ("AMSG" or the "Company"), is a provider of health care benefits and insurance products for individuals and small employer groups. The Company's principal product offering is health insurance for small employer groups and health insurance for individuals and families ("MedOne"). The Company also offers life, dental, prescription drug, disability and accidental death insurance, and provides self funded benefit administration. The Company's products are actively marketed in 31 states and the District of Columbia through independent agents. Approximately 100 Company sales managers located in sales offices throughout the United States support the independent agents. The Company's products generally provide discounts to insureds that utilize preferred provider organizations ("PPOs"). AMSG owns a preferred provider network and also contracts with several other networks to ensure cost-effective health care choices to its customers.

SPIN-OFF

     Prior to and for most of the year 1998, the business of the Company, then known as "United Wisconsin Services, Inc.", consisted of two main components: the small group PPO business and the managed care and specialty business. On September 11, 1998, the Company contributed all of its subsidiaries comprising the managed care and specialty business to a newly created subsidiary named "Newco/UWS, Inc.", a Wisconsin corporation ("Newco/UWS"). On September 25, 1998, the Company spun off the managed care and specialty business through a distribution of 100% of the issued and outstanding shares of common stock of Newco/UWS to the Company's shareholders of record as of September 11, 1998. The Company thereupon adopted its current name of "American Medical Security Group, Inc." and Newco/UWS changed its name to "United Wisconsin Services, Inc."

     The net assets of Newco/UWS consisted of assets and liabilities of the managed care and specialty management business along with $70.0 million in debt that was assumed by Newco/UWS in conjunction with the spin-off. As a result of the spin-off, the revenues and expenses, assets and liabilities, and cash flows of the managed care and specialty business have been classified as discontinued operations in the consolidated financial statements. The continuing operations of the Company as reported herein reflect the small group PPO insurance portion of the Company's business. The Company obtained a private letter ruling from the Internal Revenue Service to the effect that the spin-off qualifies as tax-free to the Company, Newco/UWS and the Company's shareholders.

ACQUISITIONS

     During 1997 and 1998, the Company acquired the following blocks of business:

- In the fourth quarter of 1997, the Company acquired from Pan American Life Insurance Company ("Pan American") most of the health insurance business which is marketed to individuals and small employer groups.
- Effective July 1, 1998, the Company assumed most of Pan American's remaining domestic health insurance business.
- Effective January 1, 1999, the Company acquired the majority of the fully insured group health business from Continental Assurance Company ("CNA").

     The Company continues to actively seek opportunities for growth through acquisition. Management believes that as industry consolidation occurs, the Company is in a position to take advantage of its operational efficiencies. Management will continue to evaluate potential targets for acquisition.

SUMMARY OF 1999 RESULTS


     The Company experienced a difficult and challenging year with disappointing 1999 financial results. Reserve strengthening charges totaling $16.0 million after-tax were recorded primarily relating to adverse medical loss ratio trends in its small group health business. Factors which significantly contributed to the reserve strengthening charges include rapidly rising medical costs, higher than anticipated claims utilization in certain markets, and development of prior years' claim reserves.

     To combat the adverse  trends  recognized in 1999,  management  implemented various  action  plans  including  higher  premium rate  increases,  accelerated repricing in certain targeted business segments, the exit from three underperforming markets, and the introduction of redesigned products with the conversion of older group health plans into these new benefit designs. In response to the increased pharmacy costs and utilization, the Company has introduced a two-tiered drug copay plan. Also, in late December 1999, the Company entered into a new agreement with its prescription benefit manager which is expected to provide cost and efficiency benefits. Management has also initiated new administrative programs designed to reduce claim costs. The benefits expected from the implementation of these programs should begin to materialize in 2000 and reduce the health loss ratio.

     During the third quarter of 1999, the Company announced plans to cease marketing and terminate existing small group business in Florida and all remaining business in Maryland and Minnesota over a period of 18 months. This decision was made after it became clear to management that certain regulatory challenges existed which made it impossible to return these markets to profitability. Management of the Company made a considerable effort to work with state regulators on a reasonable resolution which entailed necessary rate increases. Upon notification from the state regulators that the Company was denied the rate increases considered necessary, management reevaluated the assumptions used for this grouping of markets and found it necessary to record a premium deficiency reserve. Insurance contracts are grouped as relating to highly regulated markets and all other markets. Highly regulated markets include exited and other markets. These markets are identified based on significant rating restrictions, states' general legislative and regulatory environments, and the Company's ability to effectively underwrite risk. The Company recorded a $13.7 million after-tax charge for a premium deficiency reserve to recognize expected losses related to highly regulated markets.

     Although management is disappointed with the turn of events in 1999, the combined effect of the unfavorable developments is considered a short-term setback for the Company principally affecting 1999. Management remains confident in the underlying earnings potential of the Company and has implemented action plans, described above, which should contribute to improved financial performance starting in early 2000.

     While the Company faced challenges with its small group health products, its ancillary products were profitable. The MedOne product, combined with the Company's group dental, group life, and self funded products combined to produce net income of $15.0 million in 1999.

     The expense ratio for the Company's health segment improved in 1999 compared to 1998 due mainly to management's commitment to increase operating efficiencies. The Company's low cost infrastructure and superior operating efficiencies provide flexibility and opportunities for targeted acquisitions and continued growth through new sales.

     The Company's balance sheet remains strong with a book value per share of $14.86 as of December 31, 1999 and a tangible book value per share of $7.69. In addition, the Company reported positive cash flows from operations for 1999 of $26.4 million.

     The Company's medical membership inforce of 630,217 at the end of 1999 was down slightly compared to 636,238 at the end of the prior year. Membership in the three states that the Company is exiting totaled 66,964 at December 31, 1999. The effect of the implemented premium rate increases and exited states is expected to result in decreased membership in 2000.

COMPARISON OF RESULTS OF CONTINUING OPERATIONS

     The Company experienced unrelated non-recurring items in each of the three years in the period ended December 31, 1999. Management believes that these non-recurring items are not reflective of the ongoing operations of the Company and has chosen to discuss their effects separately. The following table illustrates the effect of non-recurring items on the Company's results:

                                                                                  Year ended December 31,
                                                                             1999          1998          1997
                                                                         ------------------------------------------
                                                                                      (IN THOUSANDS)
Income (loss) from continuing operations before interest on
   debt assumed by Newco/UWS and non-recurring items                       $   (12,241)  $     8,439   $     8,851

Interest on debt assumed by Newco/UWS, net of tax                                    -        (2,216)       (3,180)
Non-recurring items, net of tax                                                (13,705)       (9,251)       (4,116)
                                                                         ------------------------------------------

Income (loss) from continuing operations                                   $   (25,946)  $    (3,028)  $     1,555
                                                                         ==========================================


     A summary description of each of the non-recurring items is as follows:

     In the fourth quarter of 1997, the Company acquired from Pan American most of the health insurance business which is marketed to individuals and small employer groups. The Company incurred an after-tax charge of $4.1 million directly related to this acquisition.

     The Company's intangible distribution system asset was acquired in 1996 as part of a merger. During 1997 and 1998, the Company experienced significant turnover of sales managers and began to reorganize sales offices. During that period, the Company replaced commissioned independent sales managers with salaried sales offices, while it evaluated the Company's distribution strategy. In the fourth quarter of 1998, management concluded that a salaried sales office structure was more consistent with current strategy and that the Company's intangible distribution system asset was impaired. As a result, the Company recorded an after-tax charge of $9.3 million to write-off the intangible asset and other related costs.

     As more fully described in "Summary of 1999 Results," the Company recorded a $13.7 million after-tax charge for a premium deficiency reserve in the third quarter of 1999 to recognize expected losses related to highly regulated markets.

         YEARS ENDED DECEMBER 31, 1999 AND 1998

     The Company reported a net loss of $25.9 million or $1.58 per share for 1999, compared to an after-tax loss from continuing operations of $3.0 million or $0.18 per share for 1998. Excluding non-recurring charges and excluding interest on debt assumed by Newco/UWS, the Company reported a loss of $12.2 million or $0.74 per share for 1999, compared to income of $8.4 million or $0.51 per share for 1998. The decline in income from 1998 to 1999 is primarily the result of a higher loss ratio and lower investment gains, partially offset by a lower expense ratio and lower amortization of goodwill and other intangible assets.

     Health insurance premium revenue increased 13.9% to $985.3 million from $865.2 million in 1998. The increase in premium revenue reflects both internal growth and business acquired from other insurance carriers. Premium revenue related to CNA acquired business for the year ended December 31, 1999 totaled $83.4 million. In addition, the Company's average fully insured medical premium per member per month was higher in 1999 at $127 compared to $123 for 1998. Life insurance premium revenues increased 6.9% in 1999 to $26.2 million from $24.5 million in 1998, which is the result of a 6.0% increase in life membership from 1998 to 1999. Management anticipates premium revenue to remain essentially flat in 2000 as a slight membership decline is offset by premium rate increases.

     The health loss ratio, excluding non-recurring items, was 80.4% for 1999, compared to 76.7% for 1998. The increase in the health loss ratio is due to reserve strengthening charges recorded in 1999 and adverse medical cost trends as discussed previously in greater detail. The Company reported a health loss ratio of 78.6% in the fourth quarter of 1999. Management believes the impact of its actions will continue to have a positive impact on the health loss ratio in 2000. The life loss ratio increased to 39.2% for the year ended December 31, 1999, compared to 31.5% for 1998. The life loss ratio tends to fluctuate from period to period. The Company experienced higher than usual life claims experience during certain months in 1999, which caused the year-end life loss ratio to be above historical trends. Management expects the life loss ratio to improve in 2000.

     Net investment income includes investment income and realized gains and losses on investments. Net investment income for 1999 decreased 21.9% to $18.9 million from $24.2 million for 1998. Investment gains and losses are realized in the normal investment process in response to market opportunities. During 1999, the Company had $0.8 million in realized investment losses compared to realized investment gains in 1998 totaling $3.7 million. Average annual investment yields, excluding realized gains and losses, were also down to 6.7% for the year ended December 31, 1999, compared to 7.3% for the same period in the prior year.

     Other revenues, which is primarily made up of administrative fee income from claim processing and other administrative services, remained relatively stable decreasing to $22.4 million in 1999 from $22.6 million in 1998.

     The expense ratio includes commissions, administrative expenses and premium taxes and assessments, but excludes non-recurring charges. The expense ratio for health products was 23.0% for 1999, an improvement from the prior year expense ratio of 23.9%. The administrative expense ratio decreased in 1999 as a result of successfully leveraging the Company's expenses over a larger premium base. Management believes the health expense ratio will increase slightly in 2000 due to the implementation of certain administrative initiatives. Management believes the cost of these initiatives will be more than offset by reduced claim costs. The health commission expense ratio increased slightly from 1998 as a result of growth in new business.

     Interest expense decreased to $3.6 million in 1999 from $4.3 million in 1998, excluding interest on the $70.0 million debt assumed by Newco/UWS in conjunction with the spin-off. In July 1998, the Company refinanced its debt replacing its subordinated notes with a bank line of credit at a lower interest rate, which accounts for the decrease in interest expense from 1998 to 1999.

     Amortization of goodwill and other intangible assets declined significantly in 1999 to $4.3 million from $8.8 million in 1998. The decrease was caused by the write-off of the Company's distribution system intangible asset as previously discussed.

     The effective tax rate for 1999 was 33.5% compared with 38.1% for 1998. The change in the effective tax rate relates to the amortization of non-deductible goodwill in relation to pre-tax income.

         YEARS ENDED DECEMBER 31, 1998 AND 1997

     Results from continuing operations for 1998 was a loss of $3.0 million, which was a $4.6 million decrease from income of $1.6 million for 1997.
Excluding non-recurring charges and excluding interest on debt assumed by Newco/UWS, income from continuing operations for 1998 was $8.4 million compared to $8.9 million for 1997. The modest decline in income from continuing operations reflected an improved loss ratio offset by increased selling, general and administrative expenses.

     For 1998, health insurance premiums declined 5.8% to $865.2 million from $918.6 million in 1997. The decline in premium was primarily the result of a decline in average fully insured medical membership of 7.2% in 1998 compared to 1997 reflecting the Company's efforts to cull unprofitable business. Life insurance premiums declined 15.4% in 1998 to $24.5 million from $28.9 million in 1997 which was consistent with the decline in average life membership of 16.2% in 1998 compared to 1997.

     The health loss ratio for the year ended December 31, 1998 was 76.7%, an improvement from 77.5% for 1997. The improved loss ratio for 1998, as previously mentioned, reflected the cancellation of unprofitable business, including the stand-alone dental business effective June 1, 1998, increased higher margin new business and repricing of existing business. The life loss ratio for the year ended December 31, 1998, was 31.5%, which was an improvement from 35.3% for 1997.

     Net investment income includes investment income and realized gains. Net investment income for 1998 increased 0.6% to $24.2 million from $24.1 million in 1997. Average annual investment yields, excluding realized gains and losses, were 7.3% for the year ended December 31, 1998, compared to 8.3% for the same period in the prior year. Net investment income for 1997 included $1.4 million of mutual fund distributions which were favorably impacted by foreign financial markets in 1997. Investment gains and losses are realized in the normal investment process in response to market opportunities.

     During 1998, other revenue declined to $22.6 million from $24.2 million in 1997. The decrease was primarily due to lower administrative fee revenue from self funded business in 1998 offset by additional fees related to the Pan American business acquired beginning in the third quarter 1998.

     The expense ratio includes commissions, administrative expenses and premium taxes and assessments, but excludes non-recurring charges. For 1998, the expense ratio for health products was 23.9% compared to 23.0% for 1997. The increased health expense ratio for 1998 reflected higher commission costs related to growth in new business in 1998 over 1997 and an investment in the Company's distribution network. Also contributing to the increase in the expense ratio were expenses related to the Year 2000 initiative, and a one-time investment in re-engineering administrative work flow processes.

     For 1998, interest expense decreased to $7.7 million from $9.3 million for 1997. The decrease in interest expense for 1998 reflected the assumption of $70.0 million in debt by Newco/UWS on September 11, 1998, as part of the spin-off transaction, as further described in Note 2 to the Consolidated Financial Statements. Excluding the interest on debt assumed by Newco/UWS, interest expense for 1998 was approximately $4.3 million.

     Amortization of goodwill and intangibles for the year ended December 31, 1998, increased to $8.8 million from $8.0 million at December 31, 1997. The increase in amortization expense in 1998 was primarily due to recorded intangible assets related to the Pan American small group business acquired in October 1997.

     The effective tax rate for the year 1998 was 38.1% compared with 39.9% for the year 1997. The change in the effective tax rate relates to the amortization of non-deductible goodwill in relation to pre-tax income.

DISCONTINUED OPERATIONS

     Income from discontinued operations reflects the operating results of Newco/UWS through September 25, 1998, the distribution date of the spin-off. Reported results of discontinued operations in 1998 included direct costs associated with the spin-off of $4.9 million.

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

     The Company's cash flows from operations were positive at $26.4 million for 1999, and negative at $3.7 million and $31.8 million for the years ended 1998, and 1997, respectively. Positive cash flows from operations in 1999 are principally the result of a leveling of the claims inventory, growth in membership and lower debt service costs as a result of the assumption of $70.0 million in debt by Newco/UWS in September 1998. Cash flows from operations were negative in 1998 and 1997, due mainly to a decline in business and a reduction in the inventory of claims pending adjudication. Management believes that cash flows for 2000 will be positive but may decline from 1999 due to an expected decline in business in force.

     The Company's insurance subsidiaries operate in states that require certain levels of regulatory capital and surplus and may restrict dividends to their parent companies. Based upon the financial statements of the Company's insurance subsidiaries as of December 31, 1999, as filed with the insurance regulators, no dividends may be paid by these subsidiaries without prior regulatory approval. The National Association of Insurance Commissioners ("NAIC") has adopted risk-based capital ("RBC") standards for life and health insurers designed to evaluate the adequacy of statutory capital and surplus in relation to various business risks faced by such insurers. The RBC formula is used by state insurance regulators as an early warning tool to identify insurance companies that potentially are inadequately capitalized. At December 31, 1999, the Company's principal insurance company subsidiaries had an RBC ratio that was substantially above the levels which would require regulatory action.

     On July 31, 1998, the Company entered into a five-year revolving bank line of credit with a maximum commitment of $70.0 million. During 1998, the Company borrowed $45.2 million on the bank line of credit to retire its subordinated notes outstanding. Effective November 5, 1999, the Company entered into an agreement to amend the line of credit to reduce the maximum commitment from $70.0 million to $40.0 million. In conjunction with the commitment reduction, the Company paid $10.0 million on the loan outstanding on November 5, 1999, reducing the outstanding balance to $35.2 million. The maximum commitment will be further reduced to $30.0 million on July 31, 2001. The stock of American Medical Security Holdings, Inc. and United Wisconsin Life Insurance Company, subsidiaries of the Company, has been pledged as collateral for the loan. The line of credit contains certain covenants which, among other matters, require the Company to maintain a minimum tangible net worth and restricts the Company's ability to incur additional debt, pay future cash dividends and transfer assets. The Company was in compliance with all such covenants at December 31, 1999.

     During 1999, the Company's Board of Directors authorized the Company to repurchase up to $10.0 million of the Company's outstanding common stock. The Company purchased 1.1 million shares of its outstanding common stock at an aggregate purchase price of $7.5 million. As the majority of the shares were purchased in the fourth quarter of 1999, the share repurchase program did not have a material impact on the earnings (loss) per share computation for the year ended December 31, 1999.

     In addition to internally generated funds and periodic borrowings on its existing bank line of credit, the Company believes that additional financing could be obtained as market conditions may permit or dictate.

     The Company does not expect to pay any cash dividends in the foreseeable future and intends to employ its earnings in the continued development of its business. The Company's future dividend policy will depend on its earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors.

MARKET RISK EXPOSURE

     The primary investment objective of the Company is to maximize investment income while controlling risks and preserving principal. The Company seeks to meet this investment objective through diversity of coupon rates, liquidity, investment type, industry, issuer and geographic location. The investment portfolio of the Company consists primarily of investment grade debt securities. The Company uses outside investment managers who seek to maximize return on the portfolio within the Company's investment guidelines. At December 31, 1999, $274.1 million or 99.2% of the Company's total investment portfolio was invested in debt securities.

     The bond portfolio had an average quality rating of Aa3 at December 31, 1999, and A1 at December 31, 1998, as measured by Moody's Investor Service. Almost the entire portfolio was classified as available for sale. The Company had no investment mortgage loans, non-publicly traded securities (except for principal only strips of U.S. Government securities), real estate held for investment or financial derivatives. The amortized cost of the total investment portfolio exceeded market value by $16.1 million at December 31, 1999. Management believes that cash flow from operations will be sufficient for its cash flow needs and that liquidation of its investment portfolio will not be necessary.

     The primary market risk affecting the Company is interest rate risk. Assuming an immediate increase of 100 basis points in interest rates, the net hypothetical decline in fair value of shareholders' equity is estimated to be $7.5 million after-tax at December 31, 1999. This amount represents approximately 3.4% of the Company's shareholders' equity.

     At December 31, 1999, the fair value of the Company's borrowings under the line of credit facility approximated the carrying value. Market risk was estimated as the potential increase in the fair value resulting from a hypothetical 1% decrease in the Company's weighted average short-term borrowing rate at December 31, 1999, and was not materially different from the year end carrying value.

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

YEAR 2000

     During 1998 and 1999, the Company devoted significant time and resources in the effort to prepare for the Year 2000 initiative. The Year 2000 project focused on issues facing the Company in three major areas: 1) software applications developed internally, 2) software applications acquired from a third party that had been customized by the Company, and 3) software applications acquired from a third party that had not been customized by the Company and those products and services provided to the Company by third parties.

     The Company evaluated all of its major business processes and developed detailed business continuity and contingency plans designed to deal with identified worst case scenarios with the highest chance of occurring. By the end of 1999, the Company had reached a state of readiness such that all significant applications were Year 2000 compliant.

     The Company experienced no known significant Year 2000 issues or disruptions during the first part of 2000, and anticipates no future significant problems relating to the Year 2000 issue. While the Company currently believes that the Year 2000 project was a success and that future material operational problems are unlikely, there can be no guarantee that future Year 2000 related issues will not arise. Given the uncertainties surrounding unlikely possible future events relating to the Year 2000 issue, the Company will continue to monitor its applications and business processes.

     The cost of the Year 2000 project was funded through operating cash flows and did not have a material impact on the Company's financial position. The Company incurred total costs of $3.2 million ($1.2 million in 1999) relating to the Year 2000 project. In addition, the Company made total capital expenditures of $4.5 million ($2.7 million in 1999). The Company does not anticipate significant future operating and capital expenditures related to the Year 2000 project.

CAUTIONARY FACTORS

     This report and other documents or oral presentations prepared or delivered by and on behalf of the Company contain or may contain forward-looking statements. Such statements are based upon management's current expectations and are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those contemplated in the statements. Readers are cautioned not to place undue reliance on the forward-looking statements. When used in written documents or oral presentations, the terms "anticipate", "believe", "estimate", "expect", "objective", "plan", "possible", "potential", "project" and similar expressions are intended to identify forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that could cause the Company's actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

- Increasing health care costs resulting from the aging of the population, advances in medical technology, increased utilization of medical services and drugs, health care inflation (particularly pharmacy costs), possible epidemics and natural disasters and other factors affecting the delivery and cost of health care that are beyond the Company's control.

- The Company's ability to profitably distribute and sell its products, including changes in business relationships with independent agents who sell the Company's products, competitive factors such as the entrance of additional competitors into the Company's markets, competitive pricing practices, demand for the Company's existing and new products, and the Company's ability to predict future health care cost trends and adequately price its products.

- Federal and state health care reform laws adopted in recent years, currently proposed or that may be proposed in the future which affect or may affect the Company's operations, products, profitability or business prospects. Reform laws adopted in recent years generally limit the ability of insurers and health plans to use risk selection as a method of controlling costs for small group business.

- Regulatory factors, including delays in regulatory approvals of rate increases and policy forms; regulatory action resulting from market conduct activity and general administrative compliance with state and federal laws; restrictions on the ability of the Company's subsidiaries to transfer funds to the Company or its other subsidiaries in the form of cash dividends, loans or advances without prior approval or notification; the granting and revoking of licenses to transact business; the amount and type of investments that the Company may hold; minimum reserve and surplus requirements; and risk-based capital requirements.

- Factors related to the Company's plans to deal with adverse medical loss ratio trends in its small group health business (which include implementing significant rate increases, exiting three nonproductive markets, and introducing redesigned products), including the willingness of employers and individuals to accept rate increases, premium repricing and redesigned products.

- The development of and changes in claims reserves, particularly for exited markets where insured may be inclined to increase utilization prior to termination of their policies.

- The ability of the Company to continue the growth of its individual and small group health business, and its ancillary group products, including group life, dental and self funded business.

- The cost and other effects of legal and administrative proceedings, including the expense of investigating, litigating and settling any claims against the Company, and the general increase in litigation involving managed care and medical insurers.

- Adverse outcomes of litigation against the Company, including the inability of the Company to prevail in having the verdicts in the Skilstaf litigation and the Health Administrators litigation reversed or substantially reduced.

- Possible restrictions on cash flow resulting from a denial by state regulators of the payment of dividends by the Company's insurance company subsidiaries.

- Restrictions imposed by financing arrangements that limit the Company's ability to incur additional debt, pay future cash dividends and transfer assets.

- Changes in rating agency policies and practices and the ability of the Company's insurance subsidiaries to maintain or exceed their A- (Excellent) rating by A.M. Best.

- General economic conditions, including changes in interest rates and inflation that may impact the performance on the Company's investment portfolio or decisions of individuals and employers to purchase the Company's products.

- The Company's ability to maintain attractive preferred provider networks for its insureds.

- The Company's ability to integrate effectively the operational, managerial and financial aspects of future acquisitions.

- Unanticipated developments related to Year 2000 issues, including those affecting third parties with whom the Company does business.

- Factors affecting the Company's ability to hire and retain key executive, managerial and technical employees.

- Other business or investment considerations that may be disclosed from time to time in the Company's Securities & Exchange Commission filings or in other publicly disseminated written documents.

     The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Market Risk Exposure" for information concerning potential market risks related to the Company's investment portfolio.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Shareholders
American Medical Security Group, Inc.


     We have audited the accompanying consolidated balance sheets of American Medical Security Group, Inc. and its subsidiaries, (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in shareholders' equity and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                                           /s/ Ernst & Young LLP


Milwaukee, Wisconsin
February 7, 2000


                                       AMERICAN MEDICAL SECURITY GROUP, INC.


                                            CONSOLIDATED BALANCE SHEETS

                                                                                              December 31,
                                                                                           1999          1998
                                                                                       ----------------------------
                                                                                             (IN THOUSANDS)
ASSETS:

Investments:
   Securities available for sale, at fair value:
     Fixed maturities                                                                    $   270,800   $   293,096
     Equity securities - preferred                                                             2,198         2,457
   Fixed maturity securities held to maturity, at amortized cost                               3,275         3,361
                                                                                       ----------------------------
       Total investments                                                                     276,273       298,914

Cash and cash equivalents                                                                     17,266        10,648

Other assets:
   Property and equipment, net                                                                32,624        35,356
   Goodwill and other intangibles, net                                                       111,347       116,093
   Other assets                                                                               65,584        37,711
                                                                                       ----------------------------
     Total other assets                                                                      209,555       189,160
                                                                                       ----------------------------

Total assets                                                                             $   503,094   $   498,722
                                                                                       ============================


LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:
   Medical and other benefits payable                                                    $   169,117   $   113,133
   Advance premiums                                                                           17,277        18,157
   Payables and accrued expenses                                                              25,044        23,439
   Notes payable                                                                              42,523        55,064
   Other liabilities                                                                          28,853        22,478
                                                                                       ----------------------------
     Total liabilities                                                                       282,814       232,271

Redeemable preferred stock - Series A adjustable rate
   nonconvertible, $1,000 stated value, 25,000 shares authorized                                   -             -

Shareholders' equity:
   Preferred stock (no par value, 475,000 shares authorized)                                       -             -
   Common stock (no par value, $1 stated value, 50,000,000 shares authorized,
     16,653,646 issued and 15,532,146 outstanding at December 31, 1999,
     16,653,179 issued and outstanding at December 31, 1998)                                  16,654        16,653
   Paid-in capital                                                                           187,952       188,981
   Retained earnings                                                                          33,626        59,572
   Accumulated other comprehensive income (loss) (net of tax
     benefit of $5,634,000 in 1999 and tax expense of $670,000 in 1998)                      (10,464)        1,245
   Treasury stock (1,121,500 shares at December 31, 1999, at cost)                            (7,488)            -
                                                                                       ----------------------------
     Total shareholders' equity                                                              220,280       266,451
                                                                                       ----------------------------

Total liabilities and shareholders' equity                                               $   503,094   $   498,722
                                                                                       ============================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                       AMERICAN MEDICAL SECURITY GROUP, INC.


                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                  Year ended December 31,
                                                                             1999          1998          1997
                                                                         ------------------------------------------
                                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUES:

   Insurance premiums                                                       $1,056,107   $   914,017   $   957,204
   Net investment income                                                        18,912        24,220        24,071
   Other revenue                                                                22,361        22,632        24,249
                                                                         ------------------------------------------
     Total revenues                                                          1,097,380       960,869     1,005,524

EXPENSES:

   Medical and other benefits                                                  860,473       691,767       733,491
   Selling, general and administrative                                         268,059       242,073       252,160
   Interest                                                                      3,564         7,691         9,311
   Amortization of goodwill and other intangibles                                4,273         8,781         7,975
   Write-off of intangible assets and related charges                                -        15,453             -
                                                                         ------------------------------------------
     Total expenses                                                          1,136,369       965,765     1,002,937
                                                                         ------------------------------------------

Income (loss) from continuing operations,
   before income taxes                                                         (38,989)       (4,896)        2,587

Income tax expense (benefit)                                                   (13,043)       (1,868)        1,032
                                                                         ------------------------------------------

Income (loss) from continuing operations                                       (25,946)       (3,028)        1,555

Income from discontinued operations,
   less applicable income taxes                                                      -        10,003        16,595
                                                                         ------------------------------------------

Net income (loss)                                                          $   (25,946)  $     6,975   $    18,150
                                                                         ==========================================


Earnings (loss) per common share - basic
   Continuing operations                                                   $     (1.58)  $     (0.18)  $      0.10
   Discontinued operations                                                        -             0.60          1.01
                                                                         ------------------------------------------
Net income (loss) per common share - basic                                 $     (1.58)  $      0.42   $      1.11
                                                                         ==========================================

Earnings (loss) per common share - diluted
   Continuing operations                                                   $     (1.58)  $     (0.18)  $      0.10
   Discontinued operations                                                        -             0.60          1.00
                                                                         ------------------------------------------
Net income (loss) per common share - diluted                               $     (1.58)  $      0.42   $      1.10
                                                                         ==========================================







SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




                                       AMERICAN MEDICAL SECURITY GROUP, INC.


                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Year ended December 31,
                                                                             1999          1998          1997
                                                                         ------------------------------------------
                                                                                      (IN THOUSANDS)
OPERATING ACTIVITIES:

   Income (loss) from continuing operations                                $   (25,946)  $    (3,028)  $     1,555
   Adjustments to reconcile income (loss) from continuing
     operations to net cash provided by (used in) operating activities:
       Depreciation and amortization                                            11,038        15,343        17,424
       Write-off of intangible assets                                                -        12,833             -
       Net realized investment losses (gains)                                      854        (3,670)       (1,854)
       Deferred income tax benefit                                              (7,112)       (8,256)       (1,722)
       Changes in operating accounts:
         Other assets                                                          (12,945)       (4,869)       10,204
         Medical and other benefits payable                                     55,984       (14,911)      (32,181)
         Advance premiums                                                         (880)       (2,004)       (5,485)
         Payables and accrued expenses                                           1,605        (6,129)        2,122
         Other liabilities                                                       3,830        10,982       (21,882)
                                                                         ------------------------------------------
           Net cash provided by (used in) operating activities                  26,428        (3,709)      (31,819)

INVESTING ACTIVITIES:

   Acquisition of subsidiaries (net of cash and cash
     equivalents acquired of $2,773,000)                                             -         2,623             -
   Purchases of available for sale securities                                 (190,834)     (347,931)     (276,510)
   Proceeds from sale of available for sale securities                         172,086       300,416       311,374
   Proceeds from maturity of available for sale securities                      20,805        20,225           400
   Purchases of held to maturity securities                                       (686)         (540)       (1,629)
   Proceeds from maturity of held to maturity securities                           770         1,100           935
   Purchases of property and equipment                                          (2,976)       (3,326)       (1,839)
   Proceeds from sale of property and equipment                                  1,049           254         2,404
                                                                         ------------------------------------------
           Net cash provided by (used in) investing activities                     214       (27,179)       35,135

FINANCING ACTIVITIES:

   Cash dividends paid                                                               -        (5,956)       (7,892)
   Issuance of common stock                                                          5         2,356         2,965
   Purchase of treasury stock                                                   (7,488)            -             -
   Proceeds from notes payable borrowings                                        5,000        45,158             -
   Repayment of notes payable                                                  (17,541)      (46,944)       (1,210)
                                                                         ------------------------------------------
           Net cash used in financing activities                               (20,024)       (5,386)       (6,137)

Net cash provided by discontinued operations                                         -         1,631        16,113
                                                                         ------------------------------------------

Cash and cash equivalents:
   Net increase (decrease) during year                                           6,618       (34,643)       13,292
   Balance at beginning of year                                                 10,648        45,291        31,999
                                                                         ------------------------------------------
           Balance at end of year                                          $    17,266   $    10,648   $    45,291
                                                                         ==========================================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                       AMERICAN MEDICAL SECURITY GROUP, INC.


            CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
                                                                                           Accumulated
                                                                                              Other
                                               Common Stock         Paid-In    Retained   Comprehensive  Treasury
                                         -------------------------
                                            Shares      Amount      Capital     Earnings   Income (Loss)   Stock      Total
                                         --------------------------------------------------------------------------------------
                                                                   (IN THOUSANDS, EXCEPT SHARE DATA)

Balance at January 1, 1997                16,293,995    $  16,294   $ 184,019   $ 107,073    $   6,269   $       -   $ 313,655

Comprehensive income:
  Net income                                                                       18,150                               18,150
  Change in net unrealized gain on
    securities, net of taxes of $123,000                                                          (501)                   (501)
                                                                                                                   ------------
Comprehensive income                                                                                                    17,649
                                                                                                                   ------------

Cash dividends paid on common stock
  ($0.48 per share)                                                                (7,892)                              (7,892)

Issuance of common stock                     215,583          216       2,749                                            2,965
                                         --------------------------------------------------------------------------------------

Balance at December 31, 1997              16,509,578       16,510     186,768     117,331        5,768           -     326,377

Comprehensive income:
  Net income                                                                        6,975                                6,975
  Change in net unrealized gain on
    securities, net of taxes of $642,000                                                        (4,613)                 (4,613)
                                                                                                                   ------------
Comprehensive income                                                                                                     2,362
                                                                                                                   ------------

Cash dividends paid on common stock
  ($0.36 per share)                                                                (5,956)                              (5,956)

Issuance of common stock                     143,601          143       2,213                                            2,356

Distribution of Newco/UWS to
  shareholders                                                                    (58,778)          90                 (58,688)
                                         --------------------------------------------------------------------------------------

Balance at December 31, 1998              16,653,179       16,653     188,981      59,572        1,245           -     266,451

Comprehensive loss:
  Net loss                                                                        (25,946)                             (25,946)
  Change in net unrealized gain on
    securities, net of taxes of $6,304,000                                                     (11,709)                (11,709)
                                                                                                                   ------------
Comprehensive loss                                                                                                     (37,655)
                                                                                                                   ------------

Issuance of common stock                         467            1           4                                                5

Stock option forfeiture                                                (1,033)                                          (1,033)

Purchase of treasury stock
  (1,121,500 shares, at cost)                                                                               (7,488)     (7,488)
                                         --------------------------------------------------------------------------------------

Balance at December 31, 1999              16,653,646    $  16,654   $ 187,952   $  33,626    $ (10,464)  $  (7,488)  $220,280
                                       ========================================================================================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      AMERICAN MEDICAL SECURITY GROUP, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION

     American Medical Security Group, Inc., together with its subsidiary companies ("AMSG" or the "Company"), is a provider of health care benefits and insurance products for individuals and small employer groups. The Company's principal product offering is health insurance for small employer groups and health insurance for individuals and families ("MedOne"). The Company also offers life, dental, prescription drug, disability and accidental death insurance, and provides self funded benefit administration. The Company's products are actively marketed in 31 states and the District of Columbia through independent agents. Approximately 100 Company sales managers located in sales offices throughout the United States support the independent agents. The Company's products generally provide discounts to insureds that utilize preferred provider organizations ("PPOs"). AMSG owns a preferred provider network and also contracts with several other networks to ensure cost-effective health care choices to its customers.

         BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the Company and all of its majority-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

         CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include operating cash and short-term investments with original maturities of three months or less. These amounts are recorded at cost, which approximates market value.

         INVESTMENTS

     Investments are classified as either held-to-maturity or available-for-sale. Investments which the Company has the positive intent and ability to hold to maturity are designated as held-to-maturity and are stated at amortized cost. All other investments are classified as available-for-sale and are stated at fair value based on quoted market prices, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity as accumulated other comprehensive income or loss, net of income tax effects. Realized gains and losses from the sale of available-for-sale debt securities and equity securities are calculated using the specific identification method.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair values of investments are reported in Note 3. The fair values of other financial instruments, principally other assets, advanced premiums, payables and accrued expenses, notes payable and other liabilities approximate their December 31, 1999 and 1998 carrying values.

         GOODWILL AND OTHER INTANGIBLES

     Goodwill represents the excess of cost over the fair market value of net assets acquired. Goodwill and other intangible assets are being amortized on a straight-line basis over a period of 40 years or less. Accumulated amortization was $12,676,000 and $8,403,000 at December 31, 1999 and 1998, respectively.

     The Company periodically evaluates whether events and circumstances have occurred which may affect the estimated useful life or the recoverability of the remaining balance of its intangibles. A study conducted during 1998 determined that the Company's sales distribution system intangible assets were impaired. The sales distribution system was acquired on December 3, 1996 in conjunction with the purchase of the Company's small group business. Since the acquisition, the Company has largely eliminated its commission-based sales distribution system, replacing it with salaried sales offices. This resulted in an after-tax charge to 1998 operations of $9,251,000 or $0.56 per share, including $7,683,000 of intangible distribution system assets and $1,568,000 of related costs. The Company's management believes that no impairment of goodwill or other intangible assets exists at December 31, 1999.

         REVENUE RECOGNITION

     Premiums for group health and life policies are recognized ratably over the period that insurance coverage is provided. Other revenue, including administrative fee income from claim processing and other administrative services, is recognized in the period the service is provided.

         MEDICAL AND OTHER BENEFITS

     The liabilities for medical and other benefits are determined using statistical analyses and represent estimates of the ultimate net cost of all reported and unreported claims that are unpaid at year end. The Company's year-end claim liabilities are substantially satisfied through claim payments in the subsequent year. Management believes that the liabilities for insurance claims are adequate. The liability for unpaid claims of $101,721,000 at December 31, 1998, developed deficient in the subsequent year by $10,398,000. At December 31, 1997, the liability for unpaid claims of $123,907,000, developed deficient by $1,228,000 in the subsequent year. The estimates are reviewed periodically and, as adjustments to the liabilities become necessary, the adjustments are reflected in current operations.

         PREMIUM DEFICIENCY RESERVES

     The Company recognizes premium deficiency reserves on an existing group of insurance contracts when the sum of expected future claim costs, claim adjustment expenses and related maintenance expenses exceeds the expected future premium revenue and investment income. Insurance contracts are grouped as relating to highly regulated markets or all other markets consistent with the Company's manner of acquiring, servicing and measuring the profitability of its business. Highly regulated markets are identified based on significant rating restrictions, states' general legislative and regulatory environments, and the Company's ability to effectively underwrite risk. The Company continues to evaluate assumptions and updates the premium deficiency reserve as necessary.

     During 1999, the Company established a premium deficiency reserve for its highly regulated markets. At December 31, 1999, the Company has remaining recorded premium deficiency reserves totaling $16,700,000, which is included in medical and other benefits payable in the accompanying balance sheet. No premium deficiency reserves were recorded prior to 1999.

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

     The Company limits the maximum net loss that can arise from certain lines of business by reinsuring (ceding) a portion of these risks with other insurance organizations (reinsurers) on an excess of loss or quota share basis. The Company's retention limit is $500,000 per policy year for medical claims and $50,000 for life claims. The Company is contingently liable on reinsurance ceded in the event that the reinsurers do not meet their contractual obligations.

     The Company has acquired certain business from other carriers through reinsurance transactions. A summary of reinsurance assumed and ceded related to acquired business is as follows:

                                                                                  Year ended December 31,
                                                                             1999          1998          1997
                                                                         ------------------------------------------
                                                                                      (IN THOUSANDS)
Reinsurance assumed:
   Insurance premiums                                                      $   107,989   $    99,645   $    30,256
   Medical and other benefits                                                   95,764        80,786        23,270

Reinsurance ceded:
   Insurance premiums                                                      $     2,793   $    14,074   $         -
   Medical and other benefits                                                    6,890        12,958             -


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

         RELATED PARTIES

     The Company has deferred compensation payable to employees of $3,597,000 and $1,421,000 at December 31, 1999 and 1998, respectively.

         EARNINGS PER COMMON SHARE

     A reconciliation of the numerator and denominator of the basic and diluted earnings per common share ("EPS") is as follows:

                                                                                  Year ended December 31,
                                                                             1999          1998          1997
                                                                         ------------------------------------------
                                                                       (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Numerator:
   Income (loss) from continuing operations                                $   (25,946)  $    (3,028)  $     1,555
                                                                         ==========================================

Denominator:
   Denominator for basic EPS - weighted average shares                      16,470,096    16,558,887    16,423,270
   Effect of dilutive securities - employee stock options                            -             -       147,715
                                                                         ------------------------------------------
     Denominator for diluted EPS                                            16,470,096    16,558,887    16,570,985
                                                                         ==========================================

Income (loss) from continuing operations per common share:
   Basic                                                                   $     (1.58)  $     (0.18)  $      0.10
   Diluted                                                                 $     (1.58)  $     (0.18)  $      0.10


     There was no effect of dilutive securities for the years ended 1999 and 1998 because employee stock options were antidilutive during such periods. Options to purchase 1,908,449 shares of common stock were outstanding and exercisable at the end of 1997 and all but 147,715 were excluded from the computation of diluted earnings per share because the options' exercise price was greater than the average market price of common shares and, therefore, the effect would be antidilutive.

         COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) is defined as net income (loss) plus or minus other comprehensive income (loss), which for the Company, under existing accounting standards, includes unrealized gains and losses, net of income tax effects, on certain investments in debt and equity securities. Comprehensive income (loss) is reported by the Company in the consolidated statements of changes in shareholders' equity and comprehensive income (loss).

2.       DISTRIBUTION OF NEWCO/UWS TO SHAREHOLDERS

     On May 27, 1998, the Board of Directors of the Company, then known as United Wisconsin Services, Inc., ("UWS") approved a plan to spin off its managed care companies and specialty management business to its shareholders (the "Distribution"). In connection with the spin-off, the Company changed its name to "American Medical Security Group, Inc." On September 25, 1998, the Distribution date, shareholders of AMSG received one share of common stock of a newly formed company, Newco/UWS, Inc. ("Newco/UWS"), for every share of AMSG owned as of September 11, 1998, the record date. AMSG obtained a private ruling from the Internal Revenue Service to the effect that the spin-off qualified as tax free to AMSG, Newco/UWS and AMSG shareholders.

     The net assets of Newco/UWS consisted of assets and liabilities of the managed care and specialty management business along with $70,000,000 in debt that was assumed by Newco/UWS in conjunction with the Distribution. Newco/UWS was renamed United Wisconsin Services, Inc. The operations of Newco/UWS, along with direct costs of approximately $4,900,000 associated with the spin-off, are reflected in discontinued operations. All prior periods of the consolidated financial statements of AMSG have been restated to reflect Newco/UWS operations as discontinued operations in the accompanying consolidated financial statements of AMSG. Discontinued operations reported total revenues of $488,033,000 and $609,109,000 for 1998 and 1997, respectively. Interest expense on the $70,000,000 debt assumed by Newco/UWS is reflected in continuing operations only through September 11, 1998.


3.       INVESTMENTS

     Net investment income from continuing operations includes the following:

                                                                                  Year ended December 31,
                                                                             1999          1998          1997
                                                                         ------------------------------------------
                                                                                      (IN THOUSANDS)

Interest on fixed maturities                                               $    18,731   $    18,437   $    19,037
Dividends on equity securities                                                     134           716         2,369
Realized gains                                                                   1,351         5,078         2,219
Realized losses                                                                 (2,205)       (1,408)         (365)
Interest on cash equivalents and other investment income                         1,581         2,112         1,720
                                                                         ------------------------------------------
   Gross investment income                                                      19,592        24,935        24,980
Investment expenses                                                               (680)         (715)         (909)
                                                                         ------------------------------------------
     Net investment income                                                 $    18,912   $    24,220   $    24,071
                                                                         ==========================================


     Unrealized gains (losses) are computed as the difference between estimated fair value and amortized cost for fixed maturities and equity securities classified as available for sale. A summary of the net decrease in unrealized gains, which is included in accumulated other comprehensive income (loss), is as follows:

                                                                                  Year ended December 31,
                                                                             1999          1998          1997
                                                                         ------------------------------------------
                                                                                      (IN THOUSANDS)

Fixed maturities                                                           $   (17,753)  $    (1,849)  $     7,669
Equity securities                                                                 (260)         (105)       (7,545)
Discontinued operations, net of deferred income taxes                                -        (3,211)         (748)
                                                                         ------------------------------------------
   Net decrease in unrealized gains                                        $   (18,013)  $    (5,165)  $      (624)
                                                                         ==========================================

     Changes in accumulated other comprehensive income (loss) related to changes in unrealized gains and losses on securities are as follows:

                                                                                  Year ended December 31,
                                                                             1999          1998          1997
                                                                         ------------------------------------------
                                                                                      (IN THOUSANDS)

Change in net unrealized gains on securities, net of taxes                 $   (12,264)  $     1,074   $     1,452
Less:  reclassification adjustment for gains (losses) included in net income (loss), net of tax benefit of $299,000 in 1999, and tax
   expense of $1,284,000 and $649,000 in 1998, and 1997, respectively             (555)        2,386         1,205
                                                                         ------------------------------------------
     Change in net unrealized gains from continuing operations,
       net of taxes                                                            (11,709)       (1,312)          247
     Change in net unrealized gains from discontinued operations,
       net of taxes                                                                  -        (3,211)         (748)
                                                                         ------------------------------------------

     Change in net unrealized gains on securities, net of taxes            $   (11,709)  $    (4,523)  $      (501)
                                                                         ==========================================


     The amortized cost and estimated fair values of investments are as follows:

                                                                             Gross         Gross
                                                             Amortized    Unrealized    Unrealized     Estimated
                                                               Cost          Gains        Losses      Fair Value
                                                           --------------------------------------------------------
                                                                               (IN THOUSANDS)
AT DECEMBER 31, 1999:
Available for sale:
   Fixed maturities:
     U.S. Treasury securities                                $    54,150   $         -   $    (3,488)  $    50,662
     Corporate debt securities                                   152,312            90        (9,067)      143,335
     Foreign government securities                                16,638             -          (686)       15,952
     Government agency mortgage-backed securities                 44,102            12        (1,914)       42,200
     Municipal securities                                         19,386             -          (735)       18,651
                                                           --------------------------------------------------------
                                                                 286,588           102       (15,890)      270,800
   Equity securities - preferred                                   2,508             -          (310)        2,198
Held to maturity:
   U.S. Treasury securities                                        3,275             3           (54)        3,224
                                                           --------------------------------------------------------
                                                             $   292,371   $       105   $   (16,254)  $   276,222
                                                           ========================================================

                                                                             Gross         Gross
                                                             Amortized    Unrealized    Unrealized     Estimated
                                                               Cost          Gains        Losses      Fair Value
                                                           --------------------------------------------------------
                                                                               (IN THOUSANDS)
AT DECEMBER 31, 1998:
Available for sale:
   Fixed maturities:
     U.S. Treasury securities                                $    35,932   $       630   $       (31)  $    36,531
     Corporate debt securities                                   168,853         3,201        (2,230)      169,824
     Foreign government securities                                18,055           371          (476)       17,950
     Government agency mortgage-backed securities                 68,291           536           (36)       68,791
                                                           --------------------------------------------------------
                                                                 291,131         4,738        (2,773)      293,096
   Equity securities - preferred                                   2,507             -           (50)        2,457
Held to maturity:
   U.S. Treasury securities                                        3,361            85             -         3,446
                                                           --------------------------------------------------------
                                                             $   296,999   $     4,823   $    (2,823)  $   298,999
                                                           ========================================================

     The amortized cost and estimated fair values of debt securities at December 31, 1999 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations.

                                                               Available-for-Sale           Held-to-Maturity
                                                             Amortized     Estimated     Amortized     Estimated
                                                               Cost       Fair Value       Cost       Fair Value
                                                           --------------------------------------------------------
                                                                               (IN THOUSANDS)

   Due in one year or less                                   $     3,793   $     3,774   $       900   $       903
   Due after one through five years                              134,304       126,036         2,375         2,321
   Due after five through ten years                               63,912        59,691             -             -
   Due after ten years                                            40,478        39,099             -             -
                                                           --------------------------------------------------------
                                                                 242,487       228,600         3,275         3,224
Government agency mortgage-backed securities                      44,101        42,200             -             -
                                                           --------------------------------------------------------
                                                             $   286,588   $   270,800   $     3,275   $     3,224
                                                           ========================================================


     At December 31, 1999, the insurance subsidiaries had fixed securities and cash equivalents on deposit with various state insurance departments with carrying values of approximately $3,275,000.


4.       PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost and are summarized as follows:

                                                                                              December 31,
                                                                                           1999          1998
                                                                                       ----------------------------
                                                                                             (IN THOUSANDS)

Land and land improvements                                                               $     3,882   $     3,877
Building and building improvements                                                            24,175        23,740
Computer equipment and software                                                                9,668        13,052
Furniture and other equipment                                                                 13,476        13,137
                                                                                       ----------------------------
                                                                                              51,201        53,806
Less accumulated depreciation                                                                (18,577)      (18,450)
                                                                                       ----------------------------
                                                                                         $    32,624   $    35,356
                                                                                       ============================


     The Company recognized depreciation expense on property and equipment of $4,544,000, $5,450,000, and $8,625,000 in 1999, 1998 and 1997, respectively.

5.       DEBT

     Notes payable consists of the following:

                                                                                              December 31,
                                                                                           1999          1998
                                                                                       ----------------------------
                                                                                             (IN THOUSANDS)

Line of credit, commercial banks, adjusted periodically,
   interest payments due quarterly through July 31, 2003                                 $    35,158   $    45,158

Mortgage payable, commercial bank, 9.05% interest, monthly
   principal payments of $100,000 plus interest through January 1, 2004                        7,300         8,500

Notes payable, commercial bank, adjusted periodically, one
   year note due March 31, 1999, interest payments due monthly                                     -         1,000

Promissory note, 8.00% interest, quarterly interest payments
   through October 1, 2001                                                                        65           406
                                                                                       ----------------------------
                                                                                         $    42,523   $    55,064
                                                                                       ============================


     On July 31, 1998, the Company entered into a five year revolving bank line of credit with a maximum commitment of $70,000,000, and a $10,000,000 sublimit for swingline loans. Under the bank line of credit, the Company had the option to select an interest rate based on the Eurodollar rate or alternate base rate. The alternate base rate is the larger of the bank's corporate base rate of interest or the federal funds rate plus 1/2% per annum. The swingline loans may be used for short term borrowings and are required to be repaid no later than 30 days after they are made. Swingline loans are charged the bank's daily floating rate of interest.

     During 1998, the Company borrowed $45,158,000 on the bank line of credit to retire its subordinated notes outstanding. Effective November 5, 1999, the Company entered into an agreement to amend the line of credit to reduce the maximum commitment from $70,000,000 to $40,000,000. The maximum commitment will be further reduced to $30,000,000 on July 31, 2001. The stock of American Medical Security Holdings, Inc. and United Wisconsin Life Insurance Company, subsidiaries of the Company, has been pledged as collateral for the loan.

     In conjunction with the commitment reduction, the Company paid $10,000,000 on the loan outstanding on November 5, 1999, reducing the outstanding balance to $35,158,000. The amended line of credit agreement also revises pricing schedules and certain covenants which, among other matters, require the Company to maintain a minimum tangible net worth and restrict the Company's ability to incur additional debt, pay future cash dividends and transfer assets.

     The mortgage payable is collateralized by the Company's home office property located in Green Bay, Wisconsin. The Company believes the carrying value of all notes payable approximates fair value.

     Future annual principal amounts due for all notes are $1,265,000 for 2000, $6,358,000 for 2001, $1,200,000 for 2002, $31,200,000 for 2003, and $2,500,000
for 2004. During 1999, 1998 and 1997, interest paid totaled $3,547,000, $6,971,000 and $9,320,000, respectively.

6.       INCOME TAXES

     The Company and most of its subsidiaries file a consolidated federal income tax return. The Company and its subsidiaries file separate state franchise, income and premium tax returns as applicable.

     The Company had a net federal income tax receivable of $6,377,000 and a net federal income tax payable of $620,000 at December 31, 1999 and 1998, respectively. The Company and its subsidiaries have state net business loss carryforwards totaling $59,858,000 at December 31, 1999, which expire in the year 2010. Federal and state income tax payments related to continuing operations, net of refunds, were $1,496,000 in 1999, $710,000 in 1998 and $3,534,000 in 1997.

     The components of income tax expense (benefit) are as follows:

                                                                                  Year ended December 31,
                                                                             1999          1998          1997
                                                                         ------------------------------------------
                                                                                      (IN THOUSANDS)
Current:
   Federal                                                                 $    (5,965)  $     5,295   $     1,965
   State                                                                            34         1,091           292
                                                                         ------------------------------------------
                                                                                (5,931)        6,386         2,257
Deferred:
   Federal                                                                      (6,244)       (5,522)         (137)
   State                                                                          (868)       (2,732)       (1,088)
                                                                         ------------------------------------------
                                                                                (7,112)       (8,254)       (1,225)
                                                                         ------------------------------------------

Income tax expense (benefit) from continuing operations                        (13,043)       (1,868)        1,032
Income tax expense from discontinued operations                                      -         9,028         9,918
                                                                         ------------------------------------------
   Total income tax expense (benefit)                                      $   (13,043)  $     7,160   $    10,950
                                                                         ==========================================


     The differences between taxes computed at the federal statutory rate and recorded income taxes attributable to continuing operations are as follows:

                                                                                  Year ended December 31,
                                                                             1999          1998          1997
                                                                         ------------------------------------------
                                                                                      (IN THOUSANDS)

Tax expense (benefit) at federal statutory rate                            $   (13,658)  $    (1,714)  $       904
Goodwill amortization                                                              879           878           844
State income and franchise taxes, net of federal benefit                          (565)       (1,066)         (559)
Other, net                                                                         301            34          (157)
                                                                         ------------------------------------------
   Tax expense (benefit) from continuing operations                        $   (13,043)  $    (1,868)  $     1,032
                                                                         ==========================================

     Significant components of the Company's federal and state deferred tax liabilities and assets are as follows:

                                                                                                              >
                                                                December 31, 1999           December 31, 1998
                                                              Federal        State        Federal        State
                                                           --------------------------------------------------------
                                                                               (IN THOUSANDS)
Deferred tax liabilities:
   Intangibles                                               $    (6,389)  $       788   $    (6,685)  $       759
   Unrealized gains on investments                                     -             -          (669)            -
   Prepaid assets                                                 (1,371)         (158)       (1,294)         (112)
   Other taxable temporary differences                            (1,509)          (26)         (934)          (35)
                                                           --------------------------------------------------------
                                                                  (9,269)          604        (9,582)          612
Deferred tax assets:
   Advance premium discounting                                     1,174            65         1,203             5
   Basis in minority-owned subsidiaries                              835           188         1,317           313
   Unrealized losses on investments                                5,635             -             -             -
   Insurance liabilities                                           7,704           711         1,415            51
   Unearned income                                                 1,514           291         1,172           226
   Bad debt reserve and other non-deductible liabilities           2,495           524         1,756           371
   Specified policy acquisition costs                                910            47           802             -
   Depreciation and amortization                                       -             -           544           299
   State net business loss carryforwards                               -         3,290             -         2,646
   Other deductible temporary differences                            880           177           286            38
                                                           --------------------------------------------------------
                                                                  21,147         5,293         8,495         3,949
Valuation allowance                                                 (379)       (2,468)         (519)       (2,135)
                                                           --------------------------------------------------------
                                                                  20,768         2,825         7,976         1,814
                                                           --------------------------------------------------------

Net deferred tax assets (liabilities)                        $    11,499   $     3,429   $    (1,606)  $     2,426
                                                           ========================================================


     The federal deferred benefit arising from the deductibility of state deferred tax is included as a component of other federal deferred taxes. The net deferred tax assets and liabilities are included in other assets and liabilities, as applicable in the accompanying balance sheets.


7.       COMMITMENTS AND CONTINGENCIES

     On August 26, 1999, a $6,900,000 verdict was entered against the Company in a lawsuit which principally alleged breach of contract involving the timing of claims payments. The Company intends to appeal this decision to a Federal Appeals Court. Management expects the verdict to be reversed or substantially reduced following appeal. As a result, the Company's accrual related to this case is not material.

     On February 7, 2000, a $5,400,000 verdict was entered against the Company in a lawsuit which alleged breach of contract involving commission amounts due to a former agent. The Company has filed objections requesting reversal of the decision and intends to appeal if necessary. Management expects the verdict to be reversed or substantially reduced following appeal. As a result, the Company's accrual related to this case is not material.

     The Company is involved in various legal and regulatory actions occurring in the normal course of its business. In the opinion of management, adequate provision has been made for losses which may result from the above-mentioned and other legal and regulatory actions and, accordingly, the outcome of these matters is not expected to have a material adverse effect on the consolidated financial statements.

8.       SHAREHOLDERS' EQUITY

         STATUTORY FINANCIAL INFORMATION

     Insurance companies are subject to state insurance regulations. These regulations require, among other matters, the filing of financial statements prepared in accordance with statutory accounting practices prescribed or permitted for insurance companies. The combined statutory surplus of the Company's insurance subsidiaries, United Wisconsin Life Insurance Company and American Medical Security Insurance Company of Georgia, at December 31, 1999 and 1998, was $155,937,000 and $183,288,000, respectively.

     State insurance regulations also require the maintenance of a minimum compulsory surplus based on a percentage of premiums written. At December 31, 1999, the Company's insurance subsidiaries were in compliance with these compulsory regulatory requirements.

         RESTRICTIONS ON DIVIDENDS FROM SUBSIDIARIES

     Dividends paid by the insurance subsidiaries to the Company are limited by state insurance regulations. The insurance regulator in the state of domicile may disapprove any dividend which, together with other dividends paid by an insurance company in the prior twelve months, exceeds the regulatory maximum as computed for the insurance company based on its statutory surplus and net income. Based upon the financial statements of the Company's insurance subsidiaries as of December 31, 1999, as filed with the insurance regulators, no dividends may be paid without prior regulatory approval in 2000.


9.       EMPLOYEE BENEFIT PLANS

         STOCK BASED COMPENSATION PLANS

     The Company has a stock-based compensation plan, the Equity Incentive Plan (the "Plan"), for the benefit of eligible employees and directors of the Company. The Plan permits the grant of nonqualified stock options ("NQSO"), incentive stock options, stock appreciation rights, restricted stock awards and performance awards. Persons eligible to participate in the Plan include all full-time active employees and outside directors of the board of directors. The Plan allows for the granting of up to 4,000,000 shares of which 918,677 shares are available for grant as of December 31, 1999. No benefits other than NQSOs have been granted under the plan.

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

     On November 17, 1998, the Company and a key executive entered into a deferred stock agreement. Under the agreement the Company has an obligation to issue 73,506 shares of AMSG common stock provided the executive remains continuously employed with AMSG through November 17, 2002. The Company incurred expense of $225,000 in 1999 and $28,000 in 1998 related to this agreement.

     The Company also has a Director Stock Option Plan which permits the grant of NQSOs. As of December 31, 1999, 29,000 shares are available for grant.

     Stock option activity for all plans is as follows:

                                                                                           December 31,
                                                                             1999              1998             1997
                                                                       -----------------------------------------------------

TOTAL NUMBER OF NQSOS
Outstanding at beginning of year                                              2,918,893         2,217,307        2,244,459
Granted                                                                         999,000           874,560          184,500
Exercised                                                                             -          (114,028)        (204,152)
Forfeited                                                                    (1,108,750)          (20,000)          (7,500)
Spin-off related:
   Conversion to UWS options(a)                                                       -          (351,322)               -
   AMSG modification(b)                                                               -           312,376                -
                                                                       -----------------------------------------------------
Outstanding at end of year                                                    2,809,143         2,918,893        2,217,307
                                                                       =====================================================

Exercisable at end of year                                                    1,504,976         2,365,893        1,908,449
Available for grant at end of year                                              947,677           837,927          403,541

WEIGHTED AVERAGE EXERCISE PRICE OF NQSOS
Outstanding at beginning of year                                                 $15.18            $27.02           $25.00
Granted - Exercise price equals market price on grant date                         7.33             10.75            27.32
Granted - Exercise price is less than market price on grant date                      -                 -                -
Granted - Exercise price exceeds market price on grant date                           -             12.00                -
Exercised                                                                             -              4.15             4.95
Forfeited                                                                         18.45             18.44            32.67
Outstanding at end of year                                                        11.10             15.18            27.02
Exercisable at end of year                                                        13.68             16.23            27.16

NQSOS BY EXERCISE PRICE RANGE
Range of exercise prices                                                $  3.01 - $8.88             $3.01            $4.66
Weighted average exercise price                                                   $6.07             $3.01            $4.66
Weighted average remaining contractual life (years)                               11.34              3.93             4.93
Exercisable at end of year                                                       47,960            47,960          104,044
Outstanding at end of year                                                      856,960            47,960          104,044
Weighted average exercise price of options exercisable at end of year             $3.01             $3.01            $4.66

Range of exercise prices                                                $10.25 - $14.38   $10.25 - $14.38  $18.13 - $26.63
Weighted average exercise price                                                  $11.53            $11.38           $22.91
Weighted average remaining contractual life (years)                                9.79             10.62            10.24
Exercisable at end of year                                                      734,848           595,765          708,582
Outstanding at end of year                                                    1,230,015         1,148,765          952,332
Weighted average exercise price of options exercisable at end of year            $11.76            $12.01           $22.30

Range of exercise prices                                                $15.76 - $22.74   $15.76 - $22.74  $28.00 - $37.13
Weighted average exercise price                                                  $16.33            $18.06           $32.39
Weighted average remaining contractual life (years)                                8.50              5.69             4.64
Exercisable at end of year                                                      722,168         1,722,168        1,095,823
Outstanding at end of year                                                      722,168         1,722,168        1,160,931
Weighted average exercise price of options exercisable at end of year            $16.33            $18.06           $32.44

(a) Effective on the date of Distribution, certain AMSG stock options held by Newco/UWS employees were converted to Newco/UWS stock options.

(b) Immediately following the Distribution, the number of options was increased and exercise prices were decreased (the "modification") to preserve the economic value of those options that existed just prior to the Distribution for the holders of certain AMSG stock options.

     The Black-Scholes option valuation model was used in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Since the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimates, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     The Company follows Accounting Principles Board Opinion No. 25 under which no compensation expense is recorded when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant. The Company's pro forma information regarding net income and net income per share has been determined as if these options had been accounted for since January 1, 1995, in accordance with the fair value method of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation".

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                                                  Year ended December 31,
                                                                             1999          1998          1997
                                                                         ------------------------------------------
                                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)

Pro forma net income (loss)                                                $   (26,429)  $     6,484   $    17,719

Pro forma earnings (loss) per common share:
   Basic                                                                   $     (1.60)  $      0.39   $      1.08
   Diluted                                                                 $     (1.60)  $      0.39   $      1.06


     The pro forma disclosures only include the effect of options granted subsequent to January 1, 1995. Accordingly, the effects of applying the SFAS No. 123 pro forma disclosures to future periods may not be indicative of future effects.

     In determining compensation cost pursuant to SFAS No. 123, the fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                                  Year ended December 31,
                                                                             1999          1998          1997
                                                                         ------------------------------------------

Expected life of options                                                    6.00 years    3.55 years    6.03 years
Risk-free interest rate                                                          6.13%         4.53%         5.71%
Expected dividend yield                                                          0.00%         0.00%         1.78%
Expected volatility factor                                                         45%           39%           38%
Grant date fair value of options:
   Exercise price equals market price                                      $      3.84   $      4.83   $     10.66
   Exercise price is less than market price                                $         -   $      7.37   $         -
   Exercise price exceeds market price                                     $         -   $      1.77   $         -


RETIREMENT SAVINGS PLAN

     The Company's employees are included in a defined contribution plan (the "Retirement Savings Plan") with profit sharing and discretionary savings provisions covering all eligible salaried and hourly employees. Beginning in 1998, participant contributions up to 6% of the participants' compensation are matched 50% by the Company. Profit sharing contributions to the Retirement Savings Plan are determined annually by the Company. Participants vest in Company contributions over seven years. The Company recognized expense associated with the Retirement Savings Plan of $1,610,000 and $1,449,000 in 1999 and 1998, respectively.


10.      QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Selected continuing operations quarterly financial data for the years ended December 31, 1999 and 1998 are as follows:

                                                                     Quarter
                                             ----------------------------------------------------------------------
                                                 First        Second         Third        Fourth         Total
                                             ----------------------------------------------------------------------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
1999
Total revenues                                 $   274,053   $   274,396   $   276,101   $   272,830    $1,097,380
Net income (loss)                                    2,995        (3,530)      (25,925)          514       (25,946)

Net income (loss) per common share
   Basic                                              0.18         (0.21)        (1.57)         0.03         (1.58)
   Diluted                                            0.18         (0.21)        (1.57)         0.03         (1.58)

1998
Total revenues                                 $   245,840   $   237,354   $   237,409   $   240,266   $   960,869
Income (loss) from continuing operations             1,551           392         1,637        (6,608)       (3,028)
Net income (loss)                                    6,391         1,266         5,926        (6,608)        6,975

Earnings (loss) per common share - basic
   Continuing operations                              0.09          0.03          0.10         (0.40)        (0.18)
   Discontinued operations                            0.29          0.05          0.26          -             0.60
Net income (loss) per common share                    0.38          0.08          0.36         (0.40)         0.42

Earnings (loss) per common share - diluted
   Continuing operations                              0.09          0.03          0.10         (0.40)        (0.18)
   Discontinued operations                            0.29          0.05          0.26          -             0.60
Net income (loss) per common share                    0.38          0.08          0.36         (0.40)         0.42

Note: The sum of the four quarters may not equal the earnings (loss) per common share for the year due to the change in the number of shares outstanding during the year.


11.      SEGMENTS OF THE BUSINESS

     The Company has two reportable  segments:  1) health insurance products and
2) life insurance products. The Company's health insurance products consist of the following coverages related to small group PPO products: MedOne and small group medical, self funded medical, dental and short-term disability. Life products consist primarily of group term-life insurance. The "All Other" segment includes operations not directly related to the business segments and unallocated corporate items (i.e., corporate investment income, interest expense on corporate debt, amortization of goodwill and intangibles and unallocated overhead expenses). The Company's All Other segment also includes data for its 80% owned HMO subsidiary. The reportable segments are managed separately because they differ in the nature of the products offered and in profit margins.

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

YEAR ENDED DECEMBER 31, 1999:                                 Health         Life                        Total
                                                             Insurance     Insurance     All Other   Consolidated
                                                           --------------------------------------------------------
                                                                               (IN THOUSANDS)
REVENUES:

   Insurance premiums                                        $   985,322   $    26,183   $    44,602    $1,056,107
   Net investment income                                           9,254           202         9,456        18,912
   Other revenue                                                  17,857           258         4,246        22,361
                                                           --------------------------------------------------------
     Total revenues                                            1,012,433        26,643        58,304     1,097,380

EXPENSES:

   Medical and other benefits                                    805,768        10,270        44,435       860,473
   Selling, general and administrative                           245,676         7,640        14,743       268,059
   Interest                                                            -             -         3,564         3,564
   Amortization of goodwill and other intangibles                      -             -         4,273         4,273
                                                           --------------------------------------------------------
     Total expenses                                            1,051,444        17,910        67,015     1,136,369
                                                           --------------------------------------------------------

Income (loss) from continuing operations,
   before income taxes                                       $   (39,011)  $     8,733   $    (8,711)  $   (38,989)
                                                           ========================================================

As of December 31, 1999:
   Segment assets                                            $   186,611   $     4,229   $   312,254   $   503,094
                                                           ========================================================


YEAR ENDED DECEMBER 31, 1998:                                 Health         Life                        Total
                                                             Insurance     Insurance     All Other   Consolidated
                                                           --------------------------------------------------------
                                                                               (IN THOUSANDS)
REVENUES:

   Insurance premiums                                        $   865,187   $    24,488   $    24,342   $   914,017
   Net investment income                                           8,463           214        15,543        24,220
   Other revenue                                                  17,317           268         5,047        22,632
                                                           --------------------------------------------------------
     Total revenues                                              890,967        24,970        44,932       960,869

EXPENSES:

   Medical and other benefits                                    663,775         7,713        20,279       691,767
   Selling, general and administrative                           223,976         7,839        10,258       242,073
   Interest                                                            -             -         7,691         7,691
   Amortization of goodwill and other intangibles                      -             -         8,781         8,781
   Write-off of intangible assets and related charges                  -             -        15,453        15,453
                                                           --------------------------------------------------------
     Total expenses                                              887,751        15,552        62,462       965,765
                                                           --------------------------------------------------------

Income (loss) from continuing operations,
   before income taxes                                       $     3,216   $     9,418   $   (17,530)  $    (4,896)
                                                           ========================================================

As of December 31, 1998:
   Segment assets                                            $   153,965   $     3,753   $   341,004   $   498,722
                                                           ========================================================


YEAR ENDED DECEMBER 31, 1997:                                 Health         Life                        Total
                                                             Insurance     Insurance     All Other   Consolidated
                                                           --------------------------------------------------------
                                                                               (IN THOUSANDS)
REVENUES:

   Insurance premiums                                        $   918,566   $    28,942   $     9,696   $   957,204
   Net investment income                                          11,256           298        12,517        24,071
   Other revenue                                                  22,437           241         1,571        24,249
                                                           --------------------------------------------------------
     Total revenues                                              952,259        29,481        23,784     1,005,524

EXPENSES:

   Medical and other benefits                                    712,059        10,226        11,206       733,491
   Selling, general and administrative                           233,613         8,907         9,640       252,160
   Interest                                                            -             -         9,311         9,311
   Amortization of goodwill and other intangibles                      -             -         7,975         7,975
                                                           --------------------------------------------------------
     Total expenses                                              945,672        19,133        38,132     1,002,937
                                                           --------------------------------------------------------

Income (loss) from continuing operations,
   before income taxes                                       $     6,587   $    10,348   $   (14,348)  $     2,587
                                                           ========================================================

As of December 31, 1997:
   Segment assets                                            $   158,008   $     4,142   $   362,370   $   524,520
                                                           ========================================================



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information required by this item with respect to directors and executive officers is incorporated herein by reference to the information included under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement, to be dated March 31, 2000, relating to the 2000 Annual Meeting of Shareholders currently scheduled for May 17, 2000 (the "2000 Proxy Statement") and the information under the heading "Executive Officers of the Registrant" in Part I of this report. The 2000 Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year.

ITEM 11.      EXECUTIVE COMPENSATION.

     Information required by this item is incorporated herein by reference to the information included under the headings "Executive Compensation" and "Election of Directors -- Compensation of Directors" in the 2000 Proxy Statement.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information required by this item is included under the heading "Security Ownership of Certain Beneficial Owners and Management" in the 2000 Proxy Statement, which section is hereby incorporated by reference.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information required by this item is included under the heading "Certain Transactions" in the 2000 Proxy Statement, which section is hereby incorporated by reference.


                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

          (a) 1 and 2. FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                                                      PAGE IN
                                                                                                     FORM 10-K
                                                                                                      REPORT
         The following consolidated financial statements of American Medical Security Group, Inc.
 and subsidiaries are included in Item 8:

Report of Independent Auditors....................................................................      23
Consolidated Balance Sheets at December 31, 1999 and 1998.........................................      24
Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997........      25
Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997........      26
Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income
   for the years ended December 31, 1999, 1998, and 1997..........................................      27
Notes to Consolidated Financial Statements........................................................      28


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

      (b)    REPORTS ON FORM 8-K

      No reports on Form 8-K were filed during the fourth quarter of 1999.

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




                                                                                                        SCHEDULE II

                                       AMERICAN MEDICAL SECURITY GROUP, INC.
                                               (PARENT COMPANY ONLY)


                                   CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                             CONDENSED BALANCE SHEETS

                                                                                              December 31,
                                                                                           1999          1998
                                                                                       ----------------------------
                                                                                             (IN THOUSANDS)
ASSETS:

Cash and cash equivalents                                                                $       272   $       128

Other assets:
   Investment in consolidated subsidiaries                                                   248,157       300,262
   Goodwill and other intangibles, net                                                        20,792        21,355
   Other assets                                                                                1,757         1,421
                                                                                       ----------------------------
     Total other assets                                                                      270,706       323,038
                                                                                       ----------------------------

Total assets                                                                             $   270,978   $   323,166
                                                                                       ============================


LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:
   Notes payable                                                                         $    35,158   $    45,158
   Taxes payable                                                                               6,243         6,995
   Payables and accrued expenses                                                                 460           532
   Due to affiliates                                                                           5,433           710
   Other liabilities                                                                           3,404         3,320
                                                                                       ----------------------------
     Total liabilities                                                                        50,698        56,715

Shareholders' equity:
   Common stock                                                                               16,654        16,653
   Paid-in capital                                                                           187,952       188,981
   Retained earnings                                                                          33,626        59,572
   Accumulated other comprehensive income (loss)                                             (10,464)        1,245
   Treasury stock                                                                             (7,488)            -
                                                                                       ----------------------------
     Total shareholders' equity                                                              220,280       266,451
                                                                                       ----------------------------

Total liabilities and shareholders' equity                                               $   270,978   $   323,166
                                                                                       ============================



                                                                                                        SCHEDULE II

                                       AMERICAN MEDICAL SECURITY GROUP, INC.
                                               (PARENT COMPANY ONLY)


                                   CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                        CONDENSED STATEMENTS OF OPERATIONS

                                                                                  Year ended December 31,
                                                                             1999          1998          1997
                                                                         ------------------------------------------
                                                                                      (IN THOUSANDS)
REVENUES:

   Fees from consolidated subsidiaries                                     $     3,199   $     2,013   $     2,303
   Other revenue                                                                    92            35             -
                                                                         ------------------------------------------
     Total revenues                                                              3,291         2,048         2,303

EXPENSES:

   General and administrative                                                    1,071           888         1,620
   Interest                                                                      2,802         5,960         8,371
   Amortization of goodwill and other intangibles                                  563           563           278
                                                                         ------------------------------------------
     Total expenses                                                              4,436         7,411        10,269
                                                                         ------------------------------------------

Loss from continuing operations before income tax
   benefit and equity in net income (loss) of subsidiaries                      (1,145)       (5,363)       (7,966)

Income tax benefit                                                                (347)       (1,793)       (3,031)
                                                                         ------------------------------------------

Loss from continuing operations before
   equity in net income (loss) of subsidiaries                                    (798)       (3,570)       (4,935)

Equity in net income (loss) of subsidiaries                                    (25,148)          542         6,490
                                                                         ------------------------------------------

Income (loss) from continuing operations                                       (25,946)       (3,028)        1,555

Income from discontinued operations, less
   applicable income taxes                                                           -        10,003        16,595
                                                                         ------------------------------------------

Net income (loss)                                                          $   (25,946)  $     6,975   $    18,150
                                                                         ==========================================




                                                                                                        SCHEDULE II

                                       AMERICAN MEDICAL SECURITY GROUP, INC.
                                               (PARENT COMPANY ONLY)


                                   CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                        CONDENSED STATEMENTS OF CASH FLOWS

                                                                                  Year ended December 31,
                                                                             1999          1998          1997
                                                                         ------------------------------------------
                                                                                      (IN THOUSANDS)
OPERATING ACTIVITIES:

   Income (loss) from continuing operations                                $   (25,946)  $    (3,028)  $     1,555
   Adjustments to reconcile income (loss) from continuing
     operations to net cash provided by (used in) operating activities:
       Equity in net (income) loss of subsidiaries                              25,148          (542)       (6,490)
       Dividends received from (contributed to) subsidiaries                    15,250         5,000       (10,330)
       Amortization of intangibles                                                 563           563           278
       Deferred income tax benefit                                                (399)         (772)         (407)
       Changes in operating accounts:
         Net other assets and liabilities                                        3,011           596         5,718
                                                                         ------------------------------------------
           Net cash provided by (used in) operating activities                  17,627         1,817        (9,676)

INVESTING ACTIVITIES:

   Investment in subsidiaries                                                        -             -        (1,500)
                                                                         ------------------------------------------
           Net cash used in investing activities                                     -             -        (1,500)

FINANCING ACTIVITIES:

   Cash dividends paid                                                               -        (5,956)       (7,892)
   Issuance of common stock                                                          5         2,356         2,965
   Purchase of treasury stock                                                   (7,488)            -             -
   Proceeds from notes payable borrowings                                        5,000        45,158             -
   Repayment of notes payable                                                  (15,000)      (44,878)          (10)
                                                                         ------------------------------------------
           Net cash used in financing activities                               (17,483)       (3,320)       (4,937)

Net cash provided by discontinued operations                                         -         1,631        16,113
                                                                         ------------------------------------------

Cash and cash equivalents:
   Net increase during year                                                        144           128             -
   Balance at beginning of year                                                    128             -             -
                                                                         ------------------------------------------
           Balance at end of year                                          $       272   $       128   $         -
                                                                         ==========================================




                                                                                                        SCHEDULE III

                                       AMERICAN MEDICAL SECURITY GROUP, INC.


                                        SUPPLEMENTARY INSURANCE INFORMATION





                                 Deferred     Medical and
                                  Policy         Other                       Other
                                Acquisition    Benefits       Advance    Policyholder
SEGMENT                            Costs        Payable      Premiums        Funds
---------------------------------------------------------------------------------------
                                                   (IN THOUSANDS)
DECEMBER 31, 1999:
   Health                        $         -   $   147,626   $    16,171   $         -
   Life                                    -         9,328           530             -
   All Other                               -        12,163           576             -
                               --------------------------------------------------------
     Total                       $         -   $   169,117   $    17,277   $         -
                               ========================================================

DECEMBER 31, 1998:
   Health                        $         -   $   100,323   $    16,778   $         -
   Life                                    -         7,669           927             -
   All Other                               -         5,141           452             -
                               --------------------------------------------------------
     Total                       $         -   $   113,133   $    18,157   $         -
                               ========================================================

DECEMBER 31, 1997:
   Health                        $         -   $   118,133   $    19,350   $         -
   Life                                    -         3,632           636             -
   All Other                               -         5,117             -             -
                               --------------------------------------------------------
     Total                       $         -   $   126,882   $    19,986   $         -
                               ========================================================

                                                                        Amortization of
                                                            Medical and    Deferred
                                                  Net          Other        Policy         Other
                                  Premium     Investment      Benefit     Acquisition    Operating     Premiums
SEGMENT                           Revenue       Income       Expenses        Costs       Expenses       Written
-------------------------------------------------------------------------------------------------------------------
                                                                 (IN THOUSANDS)
DECEMBER 31, 1999:
   Health                        $   985,322   $     9,254   $   805,768   $         -   $   245,676   $   984,715
   Life                               26,183           202        10,270             -         7,640
   All Other                          44,602         9,456        44,435             -        14,743        44,726
                               ----------------------------------------------------------------------
     Total                       $ 1,056,107   $    18,912   $   860,473   $         -   $   268,059
                               ======================================================================

DECEMBER 31, 1998:
   Health                        $   865,187   $     8,463   $   663,775   $         -   $   223,976   $   862,615
   Life                               24,488           214         7,713             -         7,839
   All Other                          24,342        15,543        20,279             -        10,258        24,794
                               ----------------------------------------------------------------------
     Total                       $   914,017   $    24,220   $   691,767   $         -   $   242,073
                               ======================================================================

DECEMBER 31, 1997:
   Health                        $   918,566   $    11,256   $   712,059   $         -   $   233,613   $   913,388
   Life                               28,942           298        10,226             -         8,907
   All Other                           9,696        12,517        11,206             -         9,640         9,696
                               ----------------------------------------------------------------------
     Total                       $   957,204   $    24,071   $   733,491   $         -   $   252,160
                               ======================================================================




                                                                                                        SCHEDULE IV

                                       AMERICAN MEDICAL SECURITY GROUP, INC.



                                                    REINSURANCE



                                                                                                      Percentage
                                                            Ceded to        Assumed                    of Amount
                                             Direct           Other       from Other        Net         Assumed
                                            Business        Companies      Companies      Amount        to Net
                                         --------------------------------------------------------------------------
                                                                      (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 1999:

   Life insurance in force                 $  14,355,089   $  12,731,969   $     9,455   $ 1,632,575        0.6%

   Premiums:
     Accident and Health                         976,457           4,309        57,776     1,029,924        5.6%
     Life                                         25,642             607         1,148        26,183        4.4%
                                         ------------------------------------------------------------
       Total Premiums                          1,002,099           4,916        58,924     1,056,107        5.6%

YEAR ENDED DECEMBER 31, 1998:

   Life insurance in force                 $  13,467,780   $   9,670,800   $         -   $ 3,796,980           -

   Premiums:
     Accident and Health                         859,560          14,680        44,649       889,529        5.0%
     Life                                         26,337           2,256           407        24,488        1.7%
                                         ------------------------------------------------------------
       Total Premiums                            885,897          16,936        45,056       914,017        4.9%

YEAR ENDED DECEMBER 31, 1997:

   Life insurance in force                 $  11,750,841   $   9,320,314   $ 2,033,624   $ 4,464,151       45.6%

   Premiums:
     Accident and Health                         878,369           3,097        52,990       928,262        5.7%
     Life                                         29,527             585             -        28,942           -
                                         ------------------------------------------------------------
       Total Premiums                            907,896           3,682        52,990       957,204        5.5%



                                                                                                        SCHEDULE V

                                       AMERICAN MEDICAL SECURITY GROUP, INC.



                                         VALUATION AND QUALIFYING ACCOUNTS

                                                                           Additions
                                                            Balance at    Charged to
                                                             Beginning     Cost and                   Balance at
                                                             of Period     Expenses    Deductions   End of Period
                                                           --------------------------------------------------------
                                                                               (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 1999:
   Allowance for bad debts                                   $     1,118   $        14   $       481   $       651
   Valuation allowance for deferred taxes                          2,654           327           134         2,847
                                                           --------------------------------------------------------
     Total                                                   $     3,772   $       341   $       615   $     3,498
                                                           ========================================================


YEAR ENDED DECEMBER 31, 1998:
   Write-down of intangible asset                            $         -   $    12,833   $    12,833   $         -
   Allowance for bad debts                                         1,061            84            27         1,118
   Valuation allowance for deferred taxes (a)                      1,277         1,555           178         2,654
                                                           --------------------------------------------------------
     Total                                                   $     2,338   $    14,472   $    13,038   $     3,772
                                                           ========================================================


YEAR ENDED DECEMBER 31, 1997:
   Allowance for bad debts                                   $     1,439   $       140   $       518   $     1,061
   Valuation allowance for deferred taxes                            636           641             -         1,277
                                                           --------------------------------------------------------
     Total                                                   $     2,075   $       781   $       518   $     2,338
                                                           ========================================================





(a) Valuation allowance for deferred taxes of approximately $1.5 million was established in the first quarter of 1998 upon the consolidation of a subsidiary previously accounted for under the equity method.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      AMERICAN MEDICAL SECURITY GROUP, INC.

                                      By: /s/ SAMUEL V. MILLER
                                          ---------------------------------
                                          Samuel V. Miller, Chairman, President,
                                          and Chief Executive Officer

                                      Date:     March 9, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.*


         SIGNATURE                               TITLE

/s/ SAMUEL V. MILLER                  Chairman of the Board, President and Chief
Samuel V. Miller                      Executive Officer; Director

/s/ GARY D. GUENGERICH                Executive Vice President and Chief
Gary D. Guengerich                    Financial Officer
                                      (Principal Financial Officer and Principal
                                      Accounting Officer)

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

---------------

*Each of the above signatures is affixed as of March 9, 2000.




                                       AMERICAN MEDICAL SECURITY GROUP, INC.
                                           (COMMISSION FILE NO. 1-13154)

                                                   EXHIBIT INDEX
                                                        TO
                                              FORM 10-K ANNUAL REPORT
                                       FOR THE YEAR ENDED DECEMBER 31, 1999

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

3.1                  Restated Articles of Incorporation     Exhibit 3.1 to the Registrants Form
                     of Registrant dated as February 17,    10-K for the year ended
                     1999                                   December 31, 1998 (the "1998 10-K")

3.2                  Bylaws of Registrant as amended and                                                  X
                     restated November 17, 1999

4.1                  Amended and Restated Credit            Exhibit 4 to the Registrant's Form
                     Agreement dated as of October 15,      10-Q for the quarter ended
                     1998 (the "Credit Agreement")  among   September 30, 1998 (the "9/30/98
                     the Registrant, United Wisconsin       10-Q")
                     Life Insurance Company and the First
                     National Bank of Chicago (n/k/a Bank
                     One, NA) and other Lenders

4.2                  Amendment No. 1 dated as of November   Exhibit 4.1 to the Registrant's
                     5, 1999 to the Credit Agreement        Form 10-Q for the quarter ended
                                                            September 30, 1999

4.2                  Dividend Reinvestment and Direct       Exhibit 4.1 to AMSG f/k/a UWS' Form
                     Stock Purchase Plan                    S-3 Registration Statement
                                                            (No. 333-29425)






















                                                                            EX-1

10.1*                Equity Incentive Plan as amended and   Exhibit 10.1 to 1998 10-K
                     restated March 15, 1999

10.2*                Form of Nonqualified Stock Option      Exhibit 10.2 to 1998 10-K
                     Award Agreement for Officers

10.3*                Form of Nonqualified Stock Option                                                    X
                     Award Agreement for Directors

10.4*                Deferred Stock Agreement between the   Exhibit 10.3 to 1998 10-K
                     Registrant and Samuel V. Miller

10.5*                1995 Director Stock Option Plan as     Exhibit 10.2 to 9/30/98 10-Q
                     amended and restated September 25,
                     1998

10.6*                Directors Deferred Compensation Plan                                                 X
                     adopted November 17, 1999

10.7*                Voluntary Deferred Compensation Plan                                                 X
                     as Amended and Restated effective
                     September 25, 1998

10.8*                Deferred Compensation Trust            Exhibit 10.48 to the Registrant's
                                                            Form 10-K for the year ended
                                                            December 31, 1997

10.9*                First Amendment to the Deferred                                                      X
                     Compensation Trust

10.10*               Executive Reimbursement Group          Exhibit 10.8 to 1998 10-K
                     Insurance Policy

10.11*               Change of Control Severance Benefit    Exhibit 10.4 to the 9/30/98 10-Q
                     Plan

10.12*               Severance Benefit for Certain          Exhibit 10.10 to 1998 10-K
                     Executive Officers

10.13*               Executive Management Incentive Plan    Exhibit 10.11 to 1998 10-K

10.14*               Employment and Noncompetition          Exhibit 10.1 to the AMSG f/k/a UWS'
                     Agreement of Samuel V. Miller dated    Form 10-Q for the quarter ended
                     April 7, 1998                          March 31, 1998

10.15*               Amendment No. 1 to Employment and      Exhibit 10.13 to 1998 10-K
                     Noncompetition Agreement of Samuel
                     V. Miller dated as of September 25,
                     1998






























                                                                            EX-2

10.16                Employment and Noncompetition          Exhibit 4.1 to the AMSG f/k/a UWS'
                     Agreement between American Medical     Form 10-K for the year ended
                     Security Holdings, Inc. and Wallace    December 31, 1996 (the "1996 10-K")
                     J. Hilliard ("Hilliard Agreement")

10.17                Option Surrender Agreement dated       Exhibit 10.3 to 3/31/99 10-Q
                     March 30, 1999 between American
                     Medical Security Holdings, Inc. and
                     Wallace J. Hilliard

10.18                Settlement Agreement between AMSG      Exhibit 10.3 to Newco/UWS'
                     f/k/a UWS, Wallace J. Hilliard and     Registration Statement on Form 10,
                     Ronald A. Weyers dated April 1, 1998   as amended (File No. 1-14177)

10.19                Registration Rights and Stock          Exhibit 2.1 to AMSG f/k/a UWS'
                     Restriction Agreement between AMSG     Registration Statement on Form S-4,
                     f/k/a UWS, Wallace J. Hilliard and     as amended (No. 333-10935)
                     Ronald A. Weyers dated December 3,
                     1996

10.20                Registration Rights Agreement          Exhibit 10.19 to 1998 10-K
                     between the Registrant and Blue
                     Cross Blue Shield United of
                     Wisconsin ("BCBSUW") dated as of
                     September 1, 1998

10.21                Various service agreements between     Exhibits 10.13 to 10.25 and Exhibit
                     BCBSUW and AMSG f/k/a UWS and/or its   10.27 to the 1997 10-K
                     subsidiaries (assigned to Newco/UWS)

21                   Subsidiaries of the Registrant                                                       X

23                   Consent of Ernst & Young LLP                                                         X

27.1                 Financial Data Schedule                                                              X


*  Indicates compensatory plan or arrangement.








































                                                                            EX-3