Form 10-Q
period 2000-03-31
AMERICAN MEDICAL SECURITY GROUP INC
filed 2000-05-12
CIK 878897

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
         OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________ to __________

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


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (920) 661-1111



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

Common stock, no par value, outstanding as of April 30, 2000: 15,406,415 shares

                      AMERICAN MEDICAL SECURITY GROUP, INC.

                                      INDEX


PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements (Unaudited)

                    Condensed Consolidated Balance Sheets
                      March 31, 2000 and December 31, 1999.....................3

                    Condensed Consolidated Statements of Income
                      Three months ended March 31, 2000 and 1999...............5

                    Condensed Consolidated Statements of Cash Flows
                      Three months ended March 31, 2000 and 1999...............6

                    Notes to Condensed Consolidated Financial Statements
                      March 31, 2000...........................................7

     Item 2.   Management's Discussion and Analysis of Financial Condition
                      and Results of Operations...............................11

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk.....15


PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings..............................................16

     Item 2.   Changes in Securities and Use of Proceeds......................17

     Item 5.   Other Information..............................................17

     Item 6.   Exhibits and Reports on Form 8-K...............................17

     Signatures...............................................................18

     Exhibit Index..........................................................EX-1

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                      AMERICAN MEDICAL SECURITY GROUP, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                                     March 31,       December 31,
                                                                                       2000              1999
                                                                                 -----------------------------------
                                                                                           (IN THOUSANDS)


ASSETS

Investments:
     Securities available for sale, at fair value:
          Fixed maturities                                                        $     281,044      $     270,800
          Equity securities-preferred                                                     2,027              2,198
     Fixed maturity securities held to maturity, at amortized cost                        3,829              3,275
                                                                                 -----------------------------------

          Total investments                                                             286,900            276,273

Cash and cash equivalents                                                                (2,335)            17,266

Other assets:
     Property and equipment, net                                                         34,089             32,624
     Goodwill and other intangibles, net                                                110,401            111,347
     Other assets                                                                        54,772             65,584
                                                                                 -----------------------------------

          Total other assets                                                            199,262            209,555
                                                                                 -----------------------------------

Total assets                                                                      $     483,827      $     503,094
                                                                                 ===================================


            See Notes to Condensed Consolidated Financial Statements

                      AMERICAN MEDICAL SECURITY GROUP, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                                     March 31,       December 31,
                                                                                       2000              1999
                                                                                 -----------------------------------
                                                                                           (IN THOUSANDS)


LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
     Medical and other benefits payable                                           $     150,512      $     169,117
     Advance premiums                                                                    22,835             17,277
     Payables and accrued expenses                                                       25,246             25,044
     Notes payable                                                                       42,158             42,523
     Other liabilities                                                                   21,516             28,853
                                                                                 -----------------------------------

          Total liabilities                                                             262,267            282,814

Redeemable preferred stock - Series A adjustable rate nonconvertible,
   $1,000 stated value, 25,000 shares authorized                                              -                  -

Shareholders' equity:
     Preferred stock (no par value, 475,000 shares authorized)                                -                  -
     Common stock (no par value, $1 stated value, 50,000,000 shares authorized,
          16,654,315 issued and 15,431,515 outstanding at March 31, 2000,
          16,653,646 issued and 15,532,146 outstanding at December 31, 1999)             16,654             16,654
     Paid-in capital                                                                    187,956            187,952
     Retained earnings                                                                   35,286             33,626
     Accumulated other comprehensive loss, net of tax benefit of $5,463,000
          and $5,634,000 at March 31, 2000 and December 31, 1999, respectively          (10,146)           (10,464)
     Treasury stock (1,222,800 and 1,121,500 shares at cost
          at March 31, 2000 and December 31, 1999, respectively)                         (8,190)            (7,488)
                                                                                 -----------------------------------


          Total shareholders' equity                                                    221,560            220,280
                                                                                 -----------------------------------

Total liabilities and shareholders' equity                                        $     483,827      $     503,094
                                                                                 ===================================


            See Notes to Condensed Consolidated Financial Statements

                      AMERICAN MEDICAL SECURITY GROUP, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                                          Three Months Ended
                                                                                              March 31,
                                                                                   ---------------------------------
                                                                                        2000              1999
                                                                                   ---------------------------------
                                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)

Revenues:
     Insurance premiums                                                             $    247,905      $    262,892
     Net investment income                                                                 4,883             4,975
     Other revenue                                                                         4,889             6,186
                                                                                   ---------------------------------
          Total revenues                                                                 257,677           274,053

Expenses:
     Medical and other benefits                                                          188,063           198,407
     Selling, general and administrative                                                  64,938            68,681
     Interest expense                                                                        896               894
     Amortization of goodwill and intangibles                                                946             1,048
                                                                                   ---------------------------------
          Total expenses                                                                 254,843           269,030
                                                                                   ---------------------------------

Income before income taxes                                                                 2,834             5,023

Income tax expense                                                                         1,175             2,028
                                                                                   ---------------------------------

Net income                                                                          $      1,659      $      2,995
                                                                                   =================================


Net income per common share:
     Basic                                                                          $       0.11      $       0.18
     Diluted                                                                        $       0.11      $       0.18


            See Notes to Condensed Consolidated Financial Statements

                      AMERICAN MEDICAL SECURITY GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                 -----------------------------------
                                                                                      2000               1999
                                                                                 -----------------------------------
                                                                                           (IN THOUSANDS)

OPERATING ACTIVITIES:
Net income                                                                        $       1,659      $       2,995
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                                                        2,371              2,590
     Net realized investment gains                                                            -                 61
     Deferred income tax expense (benefit)                                                1,226               (430)
     Changes in operating accounts:
          Other assets                                                                    9,414             (8,347)
          Medical and other benefits payable                                            (18,605)            17,628
          Advance premiums                                                                5,558              3,293
          Payables and accrued expenses                                                     202                425
          Other liabilities                                                              (7,337)             2,442
                                                                                 -----------------------------------
               Net cash provided by (used in) operating activities                       (5,512)            20,657


INVESTING ACTIVITIES:
Purchases of available for sale securities                                              (13,274)          (147,926)
Proceeds from sale of available for sale securities                                       2,041            142,590
Proceeds from maturity of available for sale securities                                     150                700
Purchases of held to maturity securities                                                      -               (200)
Proceeds from maturity of held to maturity securities                                       630                  -
Purchases of property and equipment                                                      (2,580)              (993)
Proceeds from sale of property and equipment                                                  7                 85
                                                                                 -----------------------------------
               Net cash used in investing activities                                    (13,026)            (5,744)


FINANCING ACTIVITIES:
Issuance of common stock                                                                      4                  1
Purchase of treasury stock                                                                 (702)                 -
Borrowings under line of credit agreement                                                35,158              5,000
Repayment on line of credit agreement                                                   (35,158)            (5,000)
Repayment of notes payable                                                                 (365)            (1,300)
                                                                                 -----------------------------------
               Net cash used in financing activities                                     (1,063)            (1,299)
                                                                                 -----------------------------------


Cash and cash equivalents:
     Net increase (decrease)                                                            (19,601)            13,614
     Balance at beginning of year                                                        17,266             10,648
                                                                                 -----------------------------------
Balance at end of period                                                          $      (2,335)     $      24,262
                                                                                 ===================================


            See Notes to Condensed Consolidated Financial Statements

                      AMERICAN MEDICAL SECURITY GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


                                 March 31, 2000


NOTE A.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the American Medical Security Group, Inc. ("AMSG" or the "Company") annual report on Form 10-K for the year ended December 31, 1999.


NOTE B.   EARNINGS PER SHARE

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

     The following table provides a reconciliation of the number of weighted average basic and diluted shares outstanding:

                                                                               Three Months Ended
                                                                                     March 31,
                                                                          ---------------------------------
                                                                              2000            1999
                                                                          ---------------------------------
     Weighted average common shares outstanding - Basic                    15,504,879      16,653,226
     Effect of dilutive stock options                                          68,026         173,473
                                                                          ---------------------------------
     Weighted average common shares outstanding - Diluted                  15,572,905      16,826,699
                                                                          =================================

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


NOTE C.   COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) is defined as net income (loss) plus or minus other comprehensive income (loss), which for the Company, under existing accounting standards, includes unrealized gains and losses, net of income tax effects, on certain investments in debt and equity securities. Comprehensive income totaled $2.0 million for the three months ended March 31, 2000 and comprehensive loss totaled $0.5 million for the three months ended March 31, 1999.

NOTE D.   CREDIT AGREEMENT

     During the first quarter of 2000, the Company refinanced its existing revolving bank line of credit and entered into a new revolving bank line of credit agreement increasing the maximum commitment from $40.0 million to $45.0 million. The maximum commitment will be reduced to $40.0 million on March 24, 2001. The outstanding balance of loans under the credit agreement is $35.2 million at March 31, 2000. The revised schedule of future annual principal payments due on the outstanding loan balance is $0.2 million for 2002, $10.0 million for 2003, $10.0 million for 2004, and $15.0 million for 2005.

     The Company's revolving bank line of credit agreement contains certain covenants which, among other matters, require the Company to maintain a minimum consolidated net worth and restrict the Company's ability to incur additional debt, pay future cash dividends and transfer assets.


NOTE E.   CONTINGENCIES

     On August 26, 1999, a $6.9 million verdict was entered against the Company in a lawsuit which principally alleged breach of contract involving the timing of claims payments. On April 17, 2000, the Company filed its notice of appeal of this decision with a Federal Appeals Court. Based on consultation with outside counsel, management expects the verdict to be reversed or substantially reduced following appeal. As a result, the Company's accrual related to this case is not material.

     On February 7, 2000, a $5.4 million verdict was entered against the Company in a lawsuit which alleged breach of contract involving commission amounts due to a former agent. On April 18, 2000, the Company filed a notice of appeal with an Ohio Appeals Court requesting reversal of the decision. Based on consultation with outside counsel, management expects the verdict to be reversed or substantially reduced following appeal. As a result, the Company's accrual related to this case is not material.

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


NOTE F.   SEGMENT INFORMATION

     The Company has two reportable  segments:  1) health insurance products and
2) life insurance products. The Company's health insurance products consist of the following coverages related to small group preferred provider organization products: MedOne (for individuals and families) and small group medical, self funded medical, dental and short-term disability. Life products consist primarily of group term-life insurance. The "All Other" segment includes operations not directly related to the business segments and unallocated corporate items (i.e., corporate investment income, interest expense on corporate debt, amortization of goodwill and intangibles and unallocated overhead expenses). The Company's All Other segment also includes data for its health maintenance organization ("HMO") subsidiary. The reportable segments are managed separately because they differ in the nature of the products offered and in profit margins.

     The Company evaluates segment performance based on profit or loss before income taxes, not including gains and losses on the Company's investment portfolio. The accounting policies of the reportable segments are the same as those used to report the Company's consolidated financial statements. Intercompany transactions have been eliminated prior to reporting reportable segment information.

     A   reconciliation   of  segment  income  (loss)  before  income  taxes  to
consolidated income before income taxes is as follows:

                                                                                 Three Months Ended
                                                                                     March 31,
                                                                          ---------------------------------
                                                                                    2000            1999
                                                                          ---------------------------------
                                                                                      (IN THOUSANDS)

     Health segment                                                        $          716      $     3,481
     Life segment                                                                   2,240            1,876
     All other                                                                       (122)            (334)
                                                                          ---------------------------------
          Income before income taxes                                       $        2,834      $     5,023
                                                                          =================================


     Operating results and statistics for each of the Company's segments are as follows:

                                                                                 Three Months Ended
                                                                                     March 31,
                                                                          ---------------------------------
                                                                                    2000            1999
                                                                          ---------------------------------
                                                                                      (IN THOUSANDS)

         HEALTH SEGMENT

         OPERATING RESULTS

         Revenues:
               Insurance premiums                                          $      232,954      $   246,652
               Net investment income                                                2,545            2,268
               Other revenue                                                        3,963            5,212
                                                                          ---------------------------------
                    Total revenues                                                239,462          254,132

         Expenses:
               Medical and other benefits                                         178,505          187,420
               Selling, general and administrative                                 60,241           63,231
                                                                          ---------------------------------
                    Total expenses                                                238,746          250,651
                                                                          ---------------------------------

         Income before income taxes                                        $          716      $     3,481
                                                                          =================================

         FINANCIAL STATISTICS

         Loss ratio                                                                  76.6%            76.0%
         Expense ratio                                                               24.2%            23.5%
                                                                          ---------------------------------
               Combined ratio                                                       100.8%            99.5%
                                                                          =================================


         Membership at End of Period:
         Medical:
          Fully insured                                                           520,710          586,042
          Self funded                                                              49,810           49,264
                                                                          ---------------------------------
               Total medical(a)                                                   570,520          635,306
         Dental                                                                   326,420          357,860

          (a) Total medical membership for the Company of 588,074 and 662,126 at March 31, 2000 and 1999, respectively includes HMO membership of 17,554 and 26,820, respectively. HMO operations are not included in health segment operating results.

                                                                                 Three Months Ended
                                                                                     March 31,
                                                                          --------------------------------
                                                                                    2000            1999
                                                                          --------------------------------
                                                                                      (IN THOUSANDS)


          LIFE SEGMENT

          OPERATING RESULTS

          Revenues:
               Insurance premiums                                          $        6,072     $      6,660
               Net investment income                                                  159               51
               Other revenue                                                           56               72
                                                                          ---------------------------------
               Total revenues                                                       6,287            6,783

          Expenses:
               Medical and other benefits                                           2,290            2,773
               Selling, general and administrative                                  1,757            2,134
                                                                          ---------------------------------
               Total expenses                                                       4,047            4,907
                                                                          ---------------------------------

          Income before income taxes                                       $        2,240     $      1,876
                                                                          =================================

          FINANCIAL STATISTICS

          Loss ratio                                                                 37.7%            41.6%
          Expense ratio                                                              28.0%            31.0%
                                                                          ---------------------------------
               Combined ratio                                                        65.7%            72.6%
                                                                          =================================


          Membership at End of Period                                             280,893          307,674

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

RESULTS OF OPERATIONS

     The Company reported net income of $1.7 million or $0.11 per share for the first quarter of 2000. This compares to net income of $3.0 million or $0.18 per share for the first quarter of 1999. As previously reported, the Company identified adverse medical claims cost trends in its small group medical market during the second and third quarters of 1999 which required reserves to be strengthened and the recognition of a premium deficiency reserve. These actions resulted in a loss for the year 1999. To combat the adverse trends recognized in 1999, management implemented various action plans including higher premium rate increases, accelerated re-pricing in certain targeted business segments, the exit from three under-performing markets, and the introduction of redesigned products with the conversion of older group health plans into these new benefit designs. Also, in late December 1999, the Company entered into a new agreement with its prescription benefit manager which is expected to provide cost and efficiency benefits. Management has also initiated new administrative programs designed to reduce claims costs.

     The improvement in financial results which began late in the fourth quarter of 1999 and has continued during the first quarter of 2000, indicates that the initiatives implemented by management have been beneficial. The impact of these initiatives is expected to continue to positively affect financial results for the remainder of 2000. Management is also seeing evidence that claims cost trends have leveled.

INSURANCE PREMIUMS

     Insurance premiums for the three months ended March 31, 2000 decreased 5.7% to $247.9 million from $262.9 million for the same period in 1999. The premium decrease is a result of the run-off of the block of group health business acquired on January 1, 1999 from Continental Assurance Company ("CNA"), lower sales due to aggressive premium rate increases implemented late in 1999, and declining membership in exited states. Insurance premiums for the CNA block of business totaled $28.5 million for the first quarter of 1999, compared to just $5.2 million for the first quarter of 2000. Management anticipates premium revenue to decline slightly during the remainder of 2000.

     Average fully insured medical premium per member per month for the first quarter of 2000 increased 4.0% to $131 compared to $126 for the same period in 1999. Medical membership inforce at March 31, 2000 decreased 11.2% to 588,074 from 662,126 at March 31, 1999. The decrease in inforce membership is due to the run-off of the CNA business, the decline in membership in exited states, and the reduction in new business as a result of premium rate increases.

NET INVESTMENT INCOME

     Net investment income includes investment income and realized gains and losses on investments. Investment gains and losses are realized in the normal investment process in response to market opportunities. Net investment income for the three months ended March 31, 2000 declined slightly to $4.9 million from $5.0 million for the three months ended March 31, 1999. The slight decline is due to a lower average annual investment yield of 6.6% for the first quarter of 2000 compared to 6.7% for the first quarter of the prior year. Average invested assets at cost for the three months ended March 31, 2000 were $297.4 million compared to $299.2 million for the three months ended March 31, 1999.

OTHER REVENUE

     Other revenue, which primarily consists of administrative fee income from claims processing and other administrative services, decreased to $4.9 million for the three months ended March 31, 2000 from $6.2 million for the same period in 1999. The decrease is primarily due to a decrease in administrative fee revenue associated with acquired blocks of business which declined throughout 1999.

LOSS RATIO

     The health segment loss ratio for the three months ended March 31, 2000 was 76.6% compared to 76.0% for the three months ended March 31, 1999 and 78.6% for the fourth quarter of 1999. The improvement in the health loss ratio from the fourth quarter of 1999 reflects an improvement in the small group medical market as a result of premium rate increases and better experience in exited states. The Company has also increased sales in its MedOne market, which is designed for a somewhat lower loss ratio and a correspondingly higher expense ratio. MedOne membership increased 4.8% from the end of 1999 and 21.5% from March 31, 1999 to 154,000.

     As expected, the life segment loss ratio for the three months ended March 31, 2000 has improved to 37.7% compared to 41.6% for the three months ended March 31, 1999. The Company experienced higher that usual life claims experience during certain months in 1999. Management expects the life loss ratio to remain approximately at first quarter 2000 levels during the remainder of 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE RATIO

     The selling, general and administrative ("SGA") expense ratio includes commissions and selling expenses, administrative expenses and premium taxes and assessments. The SGA expense ratio for health segment products for the three months ended March 31, 2000 was 24.2% compared with 23.5% for the three months ended March 31, 1999. The increase in the SGA expense ratio is in part a result of growth in new sales of the Company's MedOne product, which is more costly to administer, investment in systems to enhance medical management and decreased revenues. Management expected the SGA expense ratio to increase slightly in the first quarter of 2000 due to the change in the mix of business and to the investment in medical management initiatives designed to reduce claims costs. Management believes the cost of these initiatives will be more than offset by reduced claims costs.

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

     The Company's cash flow from operations was negative at $5.5 million for the three months ended March 31, 2000. This compares to positive cash flow from operations of $20.7 million for the three months ended March 31, 1999. The negative results are due to a decline in membership and a significant decrease in the claims inventory.

     The Company's investment portfolio consists primarily of investment grade bonds and has limited exposure to equity securities. At March 31, 2000, $284.9 or 99.3% of the Company's investment portfolio was invested in bonds. At December 31, 1999, $274.1 or 99.2% of the Company's investment portfolio was invested in bonds. The bond portfolio had an average quality rating of Aa3 at March 31, 2000, and Aa3 at December 31, 1999, as measured by Moody's Investor Service. The majority of the bond portfolio was classified as available for sale. The Company has no investment in mortgage loans, non-publicly traded securities (except for principal only strips of U.S. Government securities), real estate held for investment or financial derivatives.

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

     During the first quarter of 2000, the Company refinanced its existing revolving bank line of credit and entered into a new revolving bank line of credit agreement increasing the maximum commitment from $40.0 million to $45.0 million. The maximum commitment will be reduced to $40.0 million on March 24, 2001. The outstanding balance of loans under the credit agreement is $35.2 million at March 31, 2000. The revised schedule of future annual principal payments due on the outstanding loan balance is $0.2 million for 2002, $10.0 million for 2003, $10.0 million for 2004, and $15.0 million for 2005.

     The Company's revolving bank line of credit agreement contains certain covenants which, among other matters, require the Company to maintain a minimum consolidated net worth and restrict the Company's ability to incur additional debt, pay future cash dividends and transfer assets.

     The Company does not expect to pay any cash dividends in the foreseeable future and intends to employ its earnings in the continued development of its business. The Company's future dividend policy will depend on its earnings, capital requirements and financial condition, any contractual or regulatory restrictions affecting the payment of dividends, and other factors considered relevant by the Board of Directors.

     On August 3, 1999, the Company's Board of Directors authorized the Company to repurchase up to $10.0 million of the Company's outstanding common stock. The Company purchased 101,300 shares of its common stock during the first quarter of 2000 bringing the total purchased to 1,222,800 shares at an aggregate purchase price of $8.2 million. On May 2, 2000, the Board of Directors increased the common share repurchase program by authorizing repurchases up to $15.0.

CAUTIONARY FACTORS

     This report and other documents or oral presentations prepared or delivered by or on behalf of the Company contain or may contain forward-looking statements. Such statements are based upon management's expectations at the time such statements are made and are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those contemplated in the statements. Readers are cautioned not to place undue reliance on the forward-looking statements. When used in written documents or oral presentations, the terms "anticipate", "believe", "estimate", "expect", "objective", "plan", "possible", "potential", "project" and similar expressions are intended to identify forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that could cause the Company's actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

- Increases in health care costs resulting from the aging of the population, advances in medical technology, increased utilization of medical services and drugs, health care inflation (particularly pharmacy costs), possible epidemics and natural disasters and other factors affecting the delivery and cost of health care that are beyond the Company's control.

- The Company's ability to profitably distribute and sell its products, including changes in business relationships with independent agents who sell the Company's products, competitive factors such as the entrance of additional competitors into the Company's markets, competitive pricing practices, demand for the Company's existing and new products, the Company's ability to predict future health care cost trends and adequately price its products and the ability of the Company to control costs.

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

- Regulatory factors, including delays in regulatory approvals of rate increases and policy forms; regulatory action resulting from market conduct activity and general administrative compliance with state and federal laws; restrictions on the ability of the Company's subsidiaries to transfer funds to the Company or its other subsidiaries in the form of cash dividends, loans or advances without prior approval or notification; the granting and revoking of licenses to transact business; the amount and type of investments that the Company may hold; minimum capital and surplus requirements; and risk-based capital requirements.

- The willingness of employers and individuals to accept rate increases, premium repricing and redesigned products implemented beginning in the second half of 1999 by the Company to improve loss ratios in its small group health business and the ability of the Company to control expenses.

- The development of and changes in claims reserves, particularly for exited markets where insureds may be inclined to increase utilization prior to termination of their policies.

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

- Adverse outcomes of litigation against the Company, including the inability of the Company to prevail in its appeal of the verdicts in the Skilstaf litigation and the Health Administrators litigation.

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

- Unanticipated developments related to Year 2000 or other technology issues, including those affecting third parties with whom the Company does business.

- Factors affecting the Company's ability to hire and retain key executive, managerial and technical employees.

- Other business or investment considerations that may be disclosed from time to time in the Company's Securities & Exchange Commission filings or in other publicly disseminated written documents.

- The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company's market risk has not substantially changed from the year ended December 31, 1999.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     As previously reported, on August 26, 1999, a $6.9 million verdict was entered against American Medical Security, Inc. ("AMS Inc."), the Company's third party administrator ("TPA") subsidiary, in the United States District Court for the Middle District of Alabama. The decision was made in a lawsuit brought against AMS Inc. by Skilstaf, Inc. ("Skilstaf"), an Alabama employee leasing company, in January 1998 alleging that AMS Inc. delayed claims payments under a contract with Skilstaf to avoid liability under a stop-loss policy issued by its affiliate, United Wisconsin Life Insurance Company ("UWLIC"). Skilstaf sought unspecified damages. The contract, which was entered into in 1992 and terminated by Skilstaf in 1996, was a TPA contract for Skilstaf's self funded employee benefit plan. AMS Inc. has argued that this case was governed by the Employee Retirement Income Security Act of 1974, as amended, which preempts all state law causes of action and limits damages to contract damages. AMS Inc.'s post-trial motion to set aside the jury's finding was denied by the court on March 20, 2000. As a result, AMS Inc. filed a notice of appeal with the Eleventh Circuit Federal Appeals Court on April 17, 2000. Although the outcome of the appeal cannot be predicted with certainty, based on consultation with outside counsel and the merits of the appeal, management expects the $6.9 million verdict to be reversed or substantially reduced following appeal.

     As previously reported, on February 7, 2000, a $5.4 million verdict was entered against AMS Inc. and UWLIC in the Common Pleas Court of Delaware County, Ohio, Civil Division, in a lawsuit brought against AMS Inc. and UWLIC in 1996 by Health Administrators of America, Inc. ("Health Administrators"), an insurance agency owned and operated by a former agent of AMS Inc. The lawsuit alleges breach of written and oral contracts involving commission amounts and fraud. The case was heard and decided by a magistrate who awarded damages to Health Administrators, based on breach of written contracts and ruled in favor of AMS Inc. and UWLIC on breach of oral contracts and fraud. On February 22, 2000, AMS Inc. and UWLIC filed objections with the Common Pleas Court requesting that the magistrate's decision against AMS Inc. and UWLIC be reversed. The Common Pleas Court approved the magistrate's decision on April 10, 2000. As a result, AMS Inc. and UWLIC filed a notice of appeal with the Court of Appeals, Delaware County, Ohio, Fifth Appellate District on April 18, 2000. Although the outcome of the appeal cannot be predicted with certainty, based on consultation with outside counsel and the merits of the appeal, management expects the $5.4 million judgment to be reversed or substantially reduced following appeal.

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


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     The Company's revolving bank line of credit agreement contains certain covenants which, among other matters, require the Company to maintain minimum consolidated net worth and restrict the Company's ability to incur additional debt, pay future cash dividends and transfer assets. See "Management's
Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

ITEM 5.   OTHER INFORMATION

     On August 3, 1999, the Company's Board of Directors authorized the Company to repurchase up to $10.0 million of the Company's outstanding common stock. The Company purchased 101,300 shares of its common stock during the first quarter of 2000 bringing the total purchased to 1,222,800 shares at an aggregate purchase price of $8.2 million. On May 2, 2000, the Board of Directors increased the common share repurchase program by authorizing repurchases up to $15.0. In determining when and whether to purchase future shares, management considers, among other factors, market price, the number of shares actively traded in the market, indications of seller interest, the number of shares held by large shareholders, the effect of purchases on shareholder value, and covenant restrictions in the Company's revolving credit facility. Because of the unpredictability of these factors, no assurance can be given as to how many shares may be repurchased.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  EXHIBITS

     See the Exhibit Index following the Signature page of this report, which is incorporated herein by reference.

          (b)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed by the Company during the first quarter of 2000.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE:      MAY 12, 2000


                       AMERICAN MEDICAL SECURITY GROUP, INC.


                       /s/ Gary D. Guengerich

                       Gary D. Guengerich
                       Executive Vice President and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer and duly authorized to sign on behalf of the Registrant)




                      AMERICAN MEDICAL SECURITY GROUP, INC.
                          (COMMISSION FILE NO. 1-13154)

                                  EXHIBIT INDEX
                                       TO
                           FORM 10-Q QUARTERLY REPORT
                        for quarter ended March 31, 2000
                                                                       INCORPORATED HEREIN                FILED
  EXHIBIT NO.                    DESCRIPTION                             BY REFERENCE TO                 HEREWITH


4                 Credit Agreement dated as of March 24,                                                   X
                  2000, among the Registrant, LaSalle Bank
                  National Association and other Lenders
                  (replacing prior credit agreement with
                  Bank One, NA)

10                Nonqualified Executive Retirement Plan                                                   X

27                Financial Data Schedule                                                                  X


                                      EX-1

