Form 10-Q
period 2000-06-30
AMERICAN MEDICAL SECURITY GROUP INC
filed 2000-08-11
CIK 878897

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


     [X]   Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities
     Exchange Act Of 1934
     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
     OR
     [ ]   Transition Report Pursuant To Section 13 Or 15(d) Of The Securities
     Exchange Act Of 1934
     For the transition period from __________ to __________


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

     Common stock, no par value, outstanding as of July 31, 2000: 14,566,515 shares

                      AMERICAN MEDICAL SECURITY GROUP, INC.

                                      INDEX


PART I.       FINANCIAL INFORMATION

     Item 1.      Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets
                      June 30, 2000 and December 31, 1999......................3

                  Condensed Consolidated Statements of Income
                      Three months ended June 30, 2000 and 1999; Six months
                      ended June 30, 2000 and 1999.............................5

                  Condensed Consolidated Statements of Cash Flows
                      Six months ended June 30, 2000 and 1999..................6

                  Notes to Condensed Consolidated Financial Statements
                      June 30, 2000............................................7

     Item 2.      Management's Discussion and Analysis of Financial Condition
                     and Results of Operations................................11

     Item 3.      Quantitative and Qualitative Disclosures About Market Risk..15


PART II.      OTHER INFORMATION

     Item 1.      Legal Proceedings...........................................16

     Item 4.      Submission of Matters to a Vote of Security Holders.........17

     Item 6.      Exhibits and Reports on Form 8-K............................17

     Signatures...............................................................18

     Exhibit Index..........................................................EX-1

PART I.       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS


                      AMERICAN MEDICAL SECURITY GROUP, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                                                                      June 30,       December 31,
                                                                                        2000             1999
                                                                                   ---------------------------------
                                                                                            (IN THOUSANDS)
ASSETS

Investments:
   Securities available for sale, at fair value:
     Fixed maturities                                                               $    272,192      $    270,800
     Equity securities-preferred                                                           2,180             2,198
   Fixed maturity securities held to maturity, at amortized cost                           4,337             3,275
   Trading securities, at fair value                                                          49                 -
                                                                                   ---------------------------------

       Total investments                                                                 278,758           276,273

Cash and cash equivalents                                                                 (3,531)           17,266

Other assets:
   Property and equipment, net                                                            33,175            32,624
   Goodwill and other intangibles, net                                                   109,455           111,347
   Other assets                                                                           47,150            65,584
                                                                                   ---------------------------------

       Total other assets                                                                189,780           209,555
                                                                                   ---------------------------------

Total assets                                                                        $    465,007      $    503,094
                                                                                   =================================

            See Notes to Condensed Consolidated Financial Statements

                      AMERICAN MEDICAL SECURITY GROUP, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                                                                      June 30,       December 31,
                                                                                        2000             1999
                                                                                   ---------------------------------
                                                                                            (IN THOUSANDS)


LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Medical and other benefits payable                                               $    140,173      $    169,117
   Advance premiums                                                                       21,449            17,277
   Payables and accrued expenses                                                          23,581            25,044
   Notes payable                                                                          41,858            42,523
   Other liabilities                                                                      20,204            28,853
                                                                                   ---------------------------------

       Total liabilities                                                                 247,265           282,814

Shareholders' equity:
   Common stock (no par value, $1 stated value, 50,000,000 shares authorized,
     16,654,315 issued and 14,578,515 outstanding at June 30, 2000,
     16,653,646 issued and 15,532,146 outstanding at December 31, 1999)                   16,654            16,654
   Paid-in capital                                                                       187,956           187,952
   Retained earnings                                                                      37,546            33,626
   Accumulated other comprehensive loss, net of tax benefit of $5,571,000
     and $5,634,000 at June 30, 2000 and December 31, 1999, respectively                 (10,346)          (10,464)
   Treasury stock (2,075,800 and 1,121,500 shares at cost
     at June 30, 2000 and December 31, 1999, respectively)                               (14,068)           (7,488)
                                                                                   ---------------------------------

       Total shareholders' equity                                                        217,742           220,280
                                                                                   ---------------------------------

Total liabilities and shareholders' equity                                          $    465,007      $    503,094
                                                                                   =================================

            See Notes to Condensed Consolidated Financial Statements

                      AMERICAN MEDICAL SECURITY GROUP, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)



                                                          Three Months Ended                  Six Months Ended
                                                               June 30,                           June 30,
                                                   ---------------------------------   --------------------------------
                                                        2000              1999              2000             1999
                                                   ---------------------------------   --------------------------------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)

Revenues:
   Insurance premiums                               $    240,537      $    264,198      $    488,442     $    527,090
   Net investment income                                   4,774             4,700             9,657            9,675
   Other revenue                                           5,015             5,498             9,904           11,684
                                                   ---------------------------------   --------------------------------
       Total revenues                                    250,326           274,396           508,003          548,449

Expenses:
   Medical and other benefits                            182,012           210,758           370,075          409,165
   Selling, general and administrative                    62,684            67,109           127,622          135,790
   Interest expense                                          883               872             1,779            1,766
   Amortization of goodwill and intangibles                  947             1,010             1,893            2,058
                                                   ---------------------------------   --------------------------------
       Total expenses                                    246,526           279,749           501,369          548,779
                                                   ---------------------------------   --------------------------------

Income (loss) before income taxes                          3,800            (5,353)            6,634             (330)

Income tax expense (benefit)                               1,540            (1,823)            2,715              205
                                                   ---------------------------------   --------------------------------

Net income (loss)                                   $      2,260      $     (3,530)     $      3,919     $       (535)
                                                   =================================   ================================


Net income (loss) per common share:
   Basic                                            $       0.15      $      (0.21)     $       0.26     $      (0.03)
   Diluted                                          $       0.15      $      (0.21)     $       0.26     $      (0.03)

            See Notes to Condensed Consolidated Financial Statements

                      AMERICAN MEDICAL SECURITY GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Six Months Ended
                                                                                               June 30,
                                                                                   ---------------------------------
                                                                                        2000              1999
                                                                                   ---------------------------------
                                                                                            (IN THOUSANDS)
OPERATING ACTIVITIES:
Net income (loss)                                                                   $      3,919      $       (535)
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                                                         4,879             5,299
     Net realized investment gains                                                           112               282
     Increase in trading securities                                                          (49)                -
     Deferred income tax expense (benefit)                                                 3,442              (320)
     Changes in operating accounts:
       Other assets                                                                       14,928            (6,202)
       Medical and other benefits payable                                                (28,944)            6,231
       Advance premiums                                                                    4,172             1,143
       Payables and accrued expenses                                                      (1,463)            2,310
       Other liabilities                                                                  (8,649)            4,697
                                                                                   ---------------------------------
         Net cash provided by (used in) operating activities                              (7,653)           12,905


INVESTING ACTIVITIES:
Purchases of available for sale securities                                               (13,838)         (183,689)
Proceeds from sale of available for sale securities                                        9,487           143,046
Proceeds from maturity of available for sale securities                                      720            18,496
Purchases of held to maturity securities                                                       -              (200)
Proceeds from maturity of held to maturity securities                                        630                 -
Purchases of property and equipment                                                       (2,912)           (1,589)
Proceeds from sale of property and equipment                                                  10                31
                                                                                   ---------------------------------
         Net cash used in investing activities                                            (5,903)          (23,905)


FINANCING ACTIVITIES:
Issuance of common stock                                                                       4                 2
Purchase of treasury stock                                                                (6,580)                -
Borrowings under line of credit agreement                                                 35,158             5,000
Repayment on line of credit agreement                                                    (35,158)           (5,000)
Repayment of notes payable                                                                  (665)           (1,601)
                                                                                   ---------------------------------
         Net cash used in financing activities                                            (7,241)           (1,599)
                                                                                   ---------------------------------

Cash and cash equivalents:
   Net decrease                                                                          (20,797)          (12,599)
   Balance at beginning of year                                                           17,266            10,648
                                                                                   ---------------------------------
Balance at end of period                                                            $     (3,531)     $     (1,951)
                                                                                   =================================

            See Notes to Condensed Consolidated Financial Statements

                      AMERICAN MEDICAL SECURITY GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


                                  June 30, 2000


NOTE A.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the American Medical Security Group, Inc. ("AMSG" or the "Company") annual report on Form 10-K for the year ended December 31, 1999.


NOTE B.       EARNINGS PER SHARE

         Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding, adjusted for the effect of dilutive employee stock options.

         The following table provides a reconciliation of the number of weighted average basic and diluted shares outstanding:

                                                  Three Months Ended                  Six Months Ended
                                                       June 30,                           June 30,
                                            --------------------------------   --------------------------------
                                                 2000             1999              2000             1999>
                                            --------------------------------   --------------------------------

     Weighted average common
        shares outstanding - basic             15,100,507       16,653,282        15,302,693       16,653,254

     Effect of dilutive stock options              55,635                -            61,872                -
                                            --------------------------------   --------------------------------

     Weighted average common
        shares outstanding - diluted           15,156,142       16,653,282        15,364,565       16,653,254
                                            ================================   ================================

         The effect of dilutive securities is excluded from the diluted earnings per common share computation for the three and six months ended June 30, 1999 because the Company had a net loss, therefore their inclusion would have been antidilutive. Certain options to purchase shares were not included in the computation of diluted earnings per common share because the options' exercise prices were greater than the average market price of the outstanding common shares for the period.

NOTE C.       COMPREHENSIVE INCOME (LOSS)

         Comprehensive income (loss) is defined as net income (loss) plus or minus other comprehensive income (loss), which for the Company, under existing accounting standards, includes unrealized gains and losses, net of income tax effects, on certain investments in debt and equity securities. Comprehensive income (loss) for the Company is calculated as follows:

                                                  Three Months Ended                  Six Months Ended
                                                       June 30,                           June 30,
                                            --------------------------------   --------------------------------
                                                 2000             1999              2000             1999
                                            --------------------------------   --------------------------------
                                                                      (IN THOUSANDS)

     Net income (loss)                       $      2,260     $     (3,530)     $      3,920     $       (525)

     Unrealized gain (loss) on
        available for sale securities                (200)          (3,715)              118           (7,208)
                                            --------------------------------   --------------------------------

     Comprehensive income (loss)             $      2,060     $     (7,245)     $      4,038     $     (7,743)
                                            ================================   ================================

NOTE D.       CONTINGENCIES

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

         The Company is involved in various legal and regulatory actions occurring in the normal course of its business. In the opinion of management, adequate provision has been made for losses which may result from the above-mentioned and other legal and regulatory actions; accordingly, the outcome of these matters is not expected to have a material adverse effect on the consolidated financial statements.

NOTE E.       SEGMENT INFORMATION

         The Company has two reportable segments: 1) health insurance products, and 2) life insurance products. The Company's health insurance products consist of the following coverages related to small group preferred provider organization products: MedOne (for individuals and families) and small group medical, self funded medical, dental and short-term disability. Life products consist primarily of group term-life insurance. The "All Other" segment includes operations not directly related to the business segments and unallocated corporate items (i.e., corporate investment income, interest expense on corporate debt, amortization of goodwill and intangibles and unallocated overhead expenses). The Company's All Other segment also includes data for its health maintenance organization ("HMO") subsidiary. The reportable segments are managed separately because they differ in the nature of the products offered and in profit margins.

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

         A reconciliation of segment income (loss) before income taxes to consolidated income (loss) before income taxes is as follows:

                                                  Three Months Ended                  Six Months Ended
                                                       June 30,                           June 30,
                                            --------------------------------   --------------------------------
                                                 2000             1999              2000             1999
                                            --------------------------------   --------------------------------
                                                                      (IN THOUSANDS)

     Health segment                          $        548     $     (7,426)     $      1,264     $     (3,945)
     Life segment                                   2,790            2,700             5,030            4,576
     All other                                        462             (627)              340             (961)
                                            --------------------------------   --------------------------------
        Income (loss) before income taxes    $      3,800     $     (5,353)     $      6,634     $       (330)
                                            ================================   ================================

         Operating results and statistics for each of the Company's segments are as follows:

                                                  Three Months Ended                  Six Months Ended
                                                       June 30,                           June 30,
                                            --------------------------------   --------------------------------
                                                 2000             1999              2000             1999
                                            --------------------------------   --------------------------------
                                                                      (IN THOUSANDS)
     HEALTH SEGMENT

     OPERATING RESULTS

     Revenues:
        Insurance premiums                   $    228,437     $    246,752      $    461,391     $    493,404
        Net investment income                       2,353            2,297             4,898            4,565
        Other revenue                               4,020            4,696             7,983            9,908
                                            --------------------------------   --------------------------------
          Total revenues                          234,810          253,745           474,272          507,877

     Expenses:
        Medical and other benefits                175,569          199,474           354,074          386,894
        Selling, general and administrative        58,693           61,697           118,934          124,928
                                            --------------------------------   --------------------------------
          Total expenses                          234,262          261,171           473,008          511,822
                                            --------------------------------   --------------------------------

     Income (loss) before income taxes       $        548     $     (7,426)     $      1,264     $     (3,945)
                                            ================================   ================================

     FINANCIAL STATISTICS

     Loss ratio                                     76.9%            80.8%             76.7%            78.4%
     Expense ratio                                  23.9%            23.1%             24.0%            23.3%
                                            --------------------------------   --------------------------------
        Combined ratio                             100.8%           103.9%            100.7%           101.7%
                                            ================================   ================================


     Membership at End of Period:
     Medical:
        Fully insured                             498,415          615,729
        Self funded                                50,680           49,964
                                            --------------------------------
          Total medical(a)                        549,095          665,693
     Dental                                       311,976          350,806


         (a) Total medical membership for the Company of 560,575 and 665,693 at June 30, 2000 and 1999, respectively includes HMO membership of 11,480 and 29,182, respectively. HMO operations are not included in health segment operating results.

                                                  Three Months Ended                  Six Months Ended
                                                       June 30,                           June 30,
                                            --------------------------------   --------------------------------
                                                 2000             1999              2000             1999
                                            --------------------------------   --------------------------------
                                                                      (IN THOUSANDS)
     LIFE SEGMENT

     OPERATING RESULTS

     Revenues:
        Insurance premiums                   $      5,774     $      6,450      $     11,846     $     13,110
        Net investment income                         157               48               316               99
        Other revenue                                  58               66               114              138
                                            --------------------------------   --------------------------------
          Total revenues                            5,989            6,564            12,276           13,347

     Expenses:
        Medical and other benefits                  1,547            2,078             3,837            4,851
        Selling, general and administrative         1,652            1,786             3,409            3,920
                                            --------------------------------   --------------------------------
          Total expenses                            3,199            3,864             7,246            8,771
                                            --------------------------------   --------------------------------

     Income before income taxes              $      2,790     $      2,700      $      5,030     $      4,576
                                            ================================   ================================

     FINANCIAL STATISTICS

     Loss ratio                                     26.8%            32.2%             32.4%            37.0%
     Expense ratio                                  27.6%            26.7%             27.8%            28.8%
                                            --------------------------------   --------------------------------
        Combined ratio                              54.4%            58.9%             60.2%            65.8%
                                            ================================   ================================


     Membership at End of Period                  270,600          309,173

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

RESULTS OF OPERATIONS

         The Company reported net income of $2.3 million or $0.15 per share for the second quarter of 2000. This compares to net loss of $3.5 million or $ 0.21 per share for the second quarter of 1999. For the six months ended June 30, 2000, the Company reported net income of $3.9 million or $0.26 per share, compared to a net loss of $0.5 million or $0.03 per share for the same period in 1999. As previously reported, management implemented various strategic initiatives late in 1999 focused on improving the performance of the Company's small group business. The improvement in financial results which began late in the fourth quarter of 1999 and has continued during the first half of 2000, indicates that the impact of these initiatives has been beneficial.

INSURANCE PREMIUMS

         Insurance premiums for the three months ended June 30, 2000 decreased 9.0% to $240.5 million from $264.2 million for the same period in 1999. For the six months ended June 30, 2000, insurance premiums decreased 7.3% to $488.4 million from $527.1 million for the same period in 1999. Premiums have decreased as a result of a decline in membership. Membership decreased from 666,000 members at June 30, 1999 to 630,000 members at December 31, 1999 to 561,000 members at June 30, 2000. The membership decrease is a result of the Company's success in terminating business in several unprofitable markets, including exited markets, lower sales due to aggressive premium rate increases implemented beginning in late 1999 and the run-off of the block of group health business acquired on January 1, 1999 from Continental Assurance Company ("CNA"). Based on the rate of membership terminations from exited markets and future sales projections, management anticipates membership will continue to decline during the remainder of 2000 and then begin to grow again in 2001.

NET INVESTMENT INCOME

         Net investment income includes investment income and realized gains and losses on investments. Investment gains and losses are realized in the normal investment process in response to market opportunities. Net investment income for the three months ended June 30, 2000 increased slightly to $4.8 million from $4.7 million for the three months ended June 30, 1999. The average annual investment yield increased to 6.6% during the second quarter of 2000, compared to 6.4% during the second quarter of the prior year. Net investment income was $9.7 million for both of the six month periods ended June 30, 2000 and 1999. Average invested assets at cost during the second quarter of 2000 were $298.6 million compared to $309.8 million during the second quarter of 1999.

OTHER REVENUE

         Other revenue, which primarily consists of administrative fee income from claims processing and other administrative services, decreased to $5.0 million for the three months ended June 30, 2000 from $5.5 million for the same period in 1999, and to $9.9 million for the six months ended June 30, 2000 from $11.7 million for the same period in 1999. The decrease is primarily due to a decline in administrative fee revenue received for payments of run-out claims associated with acquired blocks of business.

LOSS RATIO

         The health loss ratio for the three months ended June 30, 2000 was 76.9% compared to 80.8% for the three months ended June 30, 1999. The health loss ratio for the six months ended June 30, 2000 was 76.7% compared to 78.4% for the six months ended June 30, 1999. The improvement in the health loss ratio from the prior year reflects an improvement in the small group medical market as a result of premium rate increases and better than expected experience in exited states. Also contributing to the improvement is the Company's increased sales in its MedOne product line which is designed for a somewhat lower loss ratio. The second quarter 2000 health loss ratio has increased slightly from the health loss ratio of 76.6% reported for the first quarter of 2000. The slight increase from the prior quarter is attributed to a fluctuation in claims experience on the stop loss portion of the Company's self funded line of business. The loss ratio for the core small group and MedOne business continued to improve during the quarter as a result of management's strategic initiatives implemented late in 1999.

         The life segment loss ratio for the three months ended June 30, 2000 has improved to 26.8% compared to 32.2% for the three months ended June, 1999. The life segment loss ratio for the six months ended June 30, 2000 was 32.4% compared with 37.0% for the six months ended June 30, 1999.

         In the third quarter of 1999, the Company established a premium deficiency reserve for expected losses related to highly regulated markets. The amortized premium deficiency reserve balance was $7.9 million at June 30, 2000 and is 41% of the initial established reserve. The amortization of the premium deficiency reserve is generally consistent with original assumptions. Management believes that the current premium deficiency reserve remains adequate to cover future losses for those defined markets.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE RATIO

         The selling, general and administrative ("SG&A") expense ratio includes commissions and selling expenses, administrative expenses and premium taxes and assessments. The SG&A expense ratio for health segment products for the three months ended June 30, 2000 was 23.9% compared with 23.1% for the three months ended June 30, 1999. The SG&A expense ratio for health segment products for the six months ended June 30, 2000 was 24.0% compared with 23.3% for the same period in 1999. The slight increase in the SG&A expense ratio from the prior year is in part a result of decreased revenues, growth in new sales of the Company's MedOne product, which is more costly to administer, and investment in systems to enhance medical management. The second quarter 2000 SG&A expense ratio is down compared to the first quarter 2000 reported SG&A expense ratio of 24.2% This sequential improvement is the result of cost containment efforts implemented by management at the beginning of the second quarter. The SG&A expense ratio is expected to remain stable during the remainder of 2000 due to management's commitment to control expenses.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's sources of cash flow consist primarily of insurance premiums, administrative fee revenue and investment income. The primary uses of cash include payment of medical and other benefits, SG&A expenses and debt service costs. Positive cash flows are invested pending future payments of medical and other benefits and other operating expenses. The Company's investment policies are designed to maximize yield, preserve principal and provide liquidity to meet anticipated payment obligations.

         The Company's cash used in operations was $7.7 million for the six months ended June 30, 2000. This compares to cash provided by operations of $12.9 million for the six months ended June 30, 1999. The decrease in cash flows is a result of membership termination from exited markets and slower new sales volume. Management expects cash flow from operations to remain negative for the remainder of the year due to the continued terminations of unprofitable business.

         The Company's investment portfolio consists primarily of investment grade bonds and has limited exposure to equity securities. At June 30, 2000, $276.5 million or 99.2% of the Company's investment portfolio was invested in bonds. At December 31, 1999, $274.0 million or 99.2% of the Company's investment portfolio was invested in bonds. The bond portfolio had an average quality rating of Aa3 at June 30, 2000, and Aa3 at December 31, 1999, as measured by Moody's Investor Service. The majority of the bond portfolio was classified as available for sale. The Company has no investment in mortgage loans, non-publicly traded securities (except for principal only strips of U.S. Government securities), real estate held for investment or financial derivatives.

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

         In accordance with the Company's previously reported stock repurchase program, the Company purchased 853,000 shares of its common stock during the second quarter of 2000 bringing the total purchased to 2,075,800 shares at an aggregate purchase price of $14.1 million. On July 19, 2000, the Board of Directors approved a $1.0 million increase in the stock repurchase program, bringing the total authorized to $16.0 million. In addition, the Company amended its bank line of credit agreement to accommodate the increase in the stock repurchase program. In determining when and whether to purchase future shares, management considers, among other factors, market price, the number of shares actively traded in the market, indications of seller interest, the number of shares held by large shareholders, the effect of purchases on shareholder value, and covenant restrictions in the Company's revolving credit facility. Because of the unpredictability of these factors, no assurance can be given as to how many shares may be repurchased in the future.

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

- The Company's ability to profitably distribute and sell its products, including its ability to predict future health care cost trends and adequately price its products, its ability to control costs, changes in business relationships with independent agents who sell the Company's products, competitive factors such as the entrance of additional competitors into the Company's markets, competitive pricing practices, and demand for the Company's existing and new products.

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

- Changes in rating agency policies and practices and the ability of the Company's insurance subsidiaries to maintain or exceed their A-(Excellent) rating by A.M. Best.

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

PART II.      OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

         As previously reported, on August 26, 1999, a $6.9 million verdict was entered against American Medical Security, Inc. ("AMS Inc."), the Company's third party administrator ("TPA") subsidiary, in the United States District Court for the Middle District of Alabama. The decision was made in a lawsuit brought against AMS Inc. by Skilstaf, Inc. ("Skilstaf"), an Alabama employee leasing company, in January 1998 alleging that AMS Inc. delayed claims payments under a contract with Skilstaf to avoid liability under a stop-loss policy issued by its affiliate, United Wisconsin Life Insurance Company ("UWLIC"). Skilstaf sought unspecified damages. The contract, which was entered into in 1992 and terminated by Skilstaf in 1996, was a TPA contract for Skilstaf's self funded employee benefit plan. AMS Inc. has argued that this case was governed by the Employee Retirement Income Security Act of 1974, as amended, which preempts all state law causes of action and limits damages to contract damages. AMS Inc.'s post-trial motion to set aside the jury's finding was denied by the court on March 20, 2000. As a result, AMS Inc. filed a notice of appeal with the Eleventh Circuit Federal Appeals Court on April 17, 2000. The case is currently in the briefing stage. Although the outcome of the appeal cannot be predicted with certainty, based on consultation with outside counsel and the merits of the appeal, management expects the $6.9 million verdict to be reversed or substantially reduced following appeal.

         As previously reported, on February 7, 2000, a $5.4 million verdict was entered against AMS Inc. and UWLIC in the Common Pleas Court of Delaware County, Ohio, Civil Division, in a lawsuit brought against AMS Inc. and UWLIC in 1996 by Health Administrators of America, Inc. ("Health Administrators"), an insurance agency owned and operated by a former agent of AMS Inc. The lawsuit alleges breach of written and oral contracts involving commission amounts and fraud. The case was heard and decided by a magistrate who awarded damages to Health Administrators, based on breach of written contracts and ruled in favor of AMS Inc. and UWLIC on breach of oral contracts and fraud. On February 22, 2000, AMS Inc. and UWLIC filed objections with the Common Pleas Court requesting that the magistrate's decision against AMS Inc. and UWLIC be reversed. The Common Pleas Court approved the magistrate's decision on April 10, 2000. As a result, AMS Inc. and UWLIC filed a notice of appeal with the Court of Appeals, Delaware County, Ohio, Fifth Appellate District on April 18, 2000. Health Administrators filed a cross-appeal on July 10, 2000. The case is currently in the briefing stage. Although the outcome of the appeal cannot be predicted with certainty, based on consultation with outside counsel and the merits of the appeal, management expects the $5.4 million judgment to be reversed or substantially reduced following appeal.

         The Company is involved in various legal and regulatory actions occurring in the normal course of its business. In the opinion of management, adequate provision has been made for losses which may result from the Skilstaf litigation, the Health Administrators litigation and other legal and regulatory actions; accordingly, the outcome of these matters is not expected to have a material adverse effect on the consolidated financial statements.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Shareholders of the Company was held on May 17, 2000 for the purpose of electing three directors for terms expiring at the 2003 Annual Meeting of Shareholders. All three of the Company's nominees were elected. The voting results for the election were as follows:

         ELECTION OF DIRECTORS FOR TERMS EXPIRING IN 2003:

         James C. Hickman:
         For                      15,178,716 shares
         Withheld                     97,389 shares
         Abstained                                0
         Broker Non-Votes                         0

         William R. Johnson:
         For                      15,178,905 shares
         Withheld                     97,200 shares
         Abstained                                0
         Broker Non-Votes                         0

         Frank L. Skillern:
         For                      15,196,861 shares
         Withheld                     79,244 shares
         Abstained                                0
         Broker Non-Votes                         0

         Further information concerning these matters, including the names of the directors whose terms continued after the meeting, is contained in the Company's Proxy Statement dated March 31, 2000 with respect to the 2000 Annual Meeting of Shareholders.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

         See the Exhibit Index following the Signature page of this report, which is incorporated herein by reference.

          (b)     REPORTS ON FORM 8-K

         No reports on Form 8-K were filed by the Company during the second quarter of 2000.

SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE:      AUGUST 11, 2000



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

                                  EXHIBIT INDEX
                                       TO
                           FORM 10-Q QUARTERLY REPORT
                         for quarter ended June 30, 2000

                                                              INCORPORATED HEREIN                     FILED
EXHIBIT NO.       DESCRIPTION                                 BY REFERENCE TO                         HEREWITH
4                 First  Amendment dated as of                                                               X
                  July 18, 2000 to Credit Agreement
                  dated as of March 24, 2000, among
                  the Registrant, LaSalle Bank
                  National Association and other
                  Lenders

27                Financial Data Schedule                                                                    X



                                                                            EX-1