Form 10-Q
period 2000-09-30
AMERICAN MEDICAL SECURITY GROUP INC
filed 2000-11-13
CIK 878897

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


        [X] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
        FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
        OR
        [ ] Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
        For the transition period from _____________________ to ________________

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

     Common stock, no par value, outstanding as of October 31, 2000:
     14,470,415 shares

                      AMERICAN MEDICAL SECURITY GROUP, INC.

                                      INDEX


PART I.       FINANCIAL INFORMATION

     Item 1.      Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets
                      September 30, 2000 and December 31, 1999.................3

                  Condensed Consolidated Statements of Income
                      Three months ended September 30, 2000 and 1999;
                      Nine months ended September 30, 2000 and 1999............5

                  Condensed Consolidated Statements of Cash Flows
                      Nine months ended September 30, 2000 and 1999............6

                  Notes to Condensed Consolidated Financial Statements
                      September 30, 2000.......................................7

     Item 2.      Management's Discussion and Analysis of Financial Condition
                      and Results of Operations...............................12

     Item 3.      Quantitative and Qualitative Disclosures About Market Risk..17


PART II.      OTHER INFORMATION

     Item 1.      Legal Proceedings...........................................18

     Item 6.      Exhibits and Reports on Form 8-K............................18

     Signatures...............................................................19

     Exhibit Index..........................................................EX-1

PART I.           FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS


                      AMERICAN MEDICAL SECURITY GROUP, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                                    September 30,    December 31,
                                                                                        2000             1999
                                                                                   ---------------------------------
                                                                                            (IN THOUSANDS)
ASSETS

Investments:
   Securities available for sale, at fair value:
     Fixed maturities                                                               $    269,950      $    270,800
     Equity securities-preferred                                                           2,315             2,198
   Fixed maturity securities held to maturity, at amortized cost                           4,328             3,275
   Trading securities, at fair value                                                         127                 -
                                                                                   ---------------------------------

       Total investments                                                                 276,720           276,273

Cash and cash equivalents                                                                     (6)           17,266

Other assets:
   Property and equipment, net                                                            32,607            32,624
   Goodwill and other intangibles, net                                                   108,508           111,347
   Other assets                                                                           47,016            65,584
                                                                                   ---------------------------------

       Total other assets                                                                188,131           209,555
                                                                                   ---------------------------------

Total assets                                                                        $    464,845      $    503,094
                                                                                   =================================


            See Notes to Condensed Consolidated Financial Statements

                      AMERICAN MEDICAL SECURITY GROUP, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                                    September 30,    December 31,
                                                                                        2000             1999
                                                                                   ---------------------------------
                                                                                            (IN THOUSANDS)
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Medical and other benefits payable                                               $    137,019      $    169,117
   Advance premiums                                                                       20,780            17,277
   Payables and accrued expenses                                                          27,559            25,044
   Notes payable                                                                          41,558            42,523
   Other liabilities                                                                      19,300            28,853
                                                                                   ---------------------------------

       Total liabilities                                                                 246,216           282,814

Shareholders' equity:
   Common stock (no par value, $1 stated value, 50,000,000 shares authorized,
     16,654,315 issued and 14,530,215 outstanding at September 30, 2000,
     16,653,646 issued and 15,532,146 outstanding at December 31, 1999)                   16,654            16,654
   Paid-in capital                                                                       187,956           187,952
   Retained earnings                                                                      36,169            33,626
   Accumulated other comprehensive loss, net of tax benefit of $4,153,000
     and $5,634,000 at September 30, 2000 and December 31, 1999, respectively             (7,712)          (10,464)
   Treasury stock (2,124,100 and 1,121,500 shares at cost
     at September 30, 2000 and December 31, 1999, respectively)                          (14,438)           (7,488)
                                                                                   ---------------------------------

       Total shareholders' equity                                                        218,629           220,280
                                                                                   ---------------------------------

Total liabilities and shareholders' equity                                          $    464,845      $    503,094
                                                                                   =================================


            See Notes to Condensed Consolidated Financial Statements

                      AMERICAN MEDICAL SECURITY GROUP, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                       Three Months Ended                 Nine Months Ended
                                                         September 30,                      September 30,
                                                ---------------------------------  ---------------------------------
                                                       2000             1999              2000              1999
                                                ---------------------------------  ---------------------------------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
   Insurance premiums                            $    231,963     $    266,146      $    720,405      $    793,236
   Net investment income                                4,530            4,897            14,187            14,572
   Other revenue                                        5,263            5,058            15,167            16,742
                                                ---------------------------------  ---------------------------------
       Total revenues                                 241,756          276,101           749,759           824,550

Expenses:
   Medical and other benefits                         180,141          245,509           550,216           654,674
   Selling, general and administrative                 61,060           68,356           188,682           204,146
   Interest expense                                       890              889             2,669             2,655
   Amortization of goodwill and intangibles               946            1,017             2,839             3,075
                                                ---------------------------------  ---------------------------------
       Total expenses                                 243,037          315,771           744,406           864,550
                                                ---------------------------------  ---------------------------------

Income (loss) before income taxes                      (1,281)         (39,670)            5,353           (40,000)

Income tax expense (benefit)                               95          (13,745)            2,810           (13,540)
                                                ---------------------------------  ---------------------------------

Net income (loss)                                $     (1,376)    $    (25,925)     $      2,543      $    (26,460)
                                                =================================  =================================


Net income (loss) per common share:
   Basic                                         $      (0.09)    $      (1.57)     $       0.17      $      (1.59)
   Diluted                                       $      (0.09)    $      (1.57)     $       0.17      $      (1.59)


            See Notes to Condensed Consolidated Financial Statements

                      AMERICAN MEDICAL SECURITY GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                   ---------------------------------
                                                                                        2000              1999
                                                                                   ---------------------------------
                                                                                            (IN THOUSANDS)
OPERATING ACTIVITIES:
Net income (loss)                                                                   $      2,543      $    (26,460)
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                                                         7,325             7,885
     Net realized investment losses                                                          202               276
     Increase in trading securities                                                         (127)                -
     Deferred income tax expense (benefit)                                                 5,261            (3,597)
     Changes in operating accounts:
       Other assets                                                                       11,825           (19,214)
       Medical and other benefits payable                                                (32,098)           48,443
       Advance premiums                                                                    3,503                25
       Payables and accrued expenses                                                       2,515             7,013
       Other liabilities                                                                  (9,553)            2,145
                                                                                   ---------------------------------
         Net cash provided by (used in) operating activities                              (8,604)           16,516


INVESTING ACTIVITIES:
Purchases of available for sale securities                                               (13,838)         (186,983)
Proceeds from sale of available for sale securities                                       13,335           153,970
Proceeds from maturity of available for sale securities                                    2,645            18,425
Purchases of held to maturity securities                                                       -              (456)
Proceeds from maturity of held to maturity securities                                        630               540
Purchases of property and equipment                                                       (3,539)           (2,037)
Proceeds from sale of property and equipment                                                  10                34
                                                                                   ---------------------------------
         Net cash used in investing activities                                              (757)          (16,507)


FINANCING ACTIVITIES:
Issuance of common stock                                                                       4                 3
Purchase of treasury stock                                                                (6,950)           (3,202)
Borrowings under line of credit agreement                                                 39,158             5,000
Repayment on line of credit agreement                                                    (39,158)           (5,000)
Repayment of notes payable                                                                  (965)           (2,201)
                                                                                   ---------------------------------
         Net cash used in financing activities                                            (7,911)           (5,400)
                                                                                   ---------------------------------

Cash and cash equivalents:
   Net decrease                                                                          (17,272)           (5,391)
   Balance at beginning of year                                                           17,266            10,648
                                                                                   ---------------------------------
Balance at end of period                                                            $         (6)     $      5,257
                                                                                   =================================


            See Notes to Condensed Consolidated Financial Statements

                      AMERICAN MEDICAL SECURITY GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


                               September 30, 2000


NOTE A.       BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the American Medical Security Group, Inc. ("AMSG" or the "Company") annual report on Form 10-K for the year ended December 31, 1999.


NOTE B.       EARNINGS PER SHARE

        Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding, adjusted for the effect of dilutive employee stock options.

        The following table provides a reconciliation of the number of weighted average basic and diluted shares outstanding:


                                                  Three Months Ended                  Nine Months Ended
                                                     September 30,                      September 30,
                                            --------------------------------   ----------------------------------
                                                    2000             1999              2000              1999
                                            --------------------------------   ----------------------------------
     Weighted average common
        shares outstanding - basic               14,562,275       16,468,380        15,054,086        16,590,952

     Effect of dilutive stock options                     -                -            87,624                 -
                                            --------------------------------   ----------------------------------

     Weighted average common
        shares outstanding - diluted             14,562,275       16,468,380        15,141,710        16,590,952
                                            ================================   ==================================


         The effect of dilutive securities is excluded from the diluted earnings per common share computation for the three months ended September 30, 2000 and the three and nine months ended September 30, 1999 because the Company had a net loss in those periods, therefore their inclusion would have been antidilutive. Certain options to purchase shares were not included in the computation of diluted earnings per common share because the options' exercise prices were greater than the average market price of the outstanding common shares for the period.

NOTE C.       COMPREHENSIVE INCOME (LOSS)

        Comprehensive income (loss) is defined as net income (loss) plus or minus other comprehensive income (loss), which for the Company, under existing accounting standards, includes unrealized gains and losses, net of income tax effects, on certain investments in debt and equity securities. Comprehensive income (loss) for the Company is calculated as follows:


                                                  Three Months Ended                  Nine Months Ended
                                                     September 30,                      September 30,
                                                --------------------------------   ------------------------------
                                                       2000             1999              2000              1999
                                                --------------------------------   ------------------------------
                                                                           (IN THOUSANDS)

     Net income (loss)                           $     (1,376)    $    (25,925)     $      2,543      $  (26,460)

     Unrealized gain (loss) on
        available for sale securities                   2,634           (1,947)            2,752          (9,155)
                                                --------------------------------   -------------------------------

     Comprehensive income (loss)                 $      1,258     $    (27,872)     $      5,295      $  (35,615)
                                                ================================   ===============================


NOTE D.       CREDIT AGREEMENT

        On November 10, 2000, the Company amended its revolving bank line of credit agreement to extend the maximum allowable limit on the Company's share repurchase program by $2.0 million from $16.0 to $18.0 million. To accommodate the increase, the Company was required to amend certain other debt covenants within the line of credit agreement. The amendment also reduces the Company's maximum available line of credit from $45.0 million to $40.0 million. Prior to this amendment, this credit facility reduction would have occurred during the first quarter of 2001. The outstanding balance of loans under the revolving bank line of credit agreement was $35.2 million at September 30, 2000.

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

        On February 7, 2000, a $5.4 million verdict was entered against the Company in a lawsuit which alleged breach of contract involving commission amounts due to a former agent. On April 18, 2000, the Company filed a notice of appeal with an Ohio Appeals Court requesting reversal of the decision. The Appeals Court heard oral arguments on October 5, 2000, and the parties are awaiting a decision. Based on consultation with outside counsel, management expects the verdict to be reversed or substantially reduced following appeal. As a result, the Company's accrual related to this case is not material.

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

        A reconciliation of segment income (loss) before income taxes to consolidated income (loss) before income taxes is as follows:


                                                  Three Months Ended                  Nine Months Ended
                                                     September 30,                      September 30,
                                                --------------------------------   ---------------------------------
                                                       2000             1999              2000              1999
                                                --------------------------------   ---------------------------------
                                                                      (IN THOUSANDS)
     Health segment                              $     (3,956)    $    (34,976)     $      (2,692)    $    (38,921)
     Life segment                                       2,006            2,447              7,036            7,023
     All other                                            669           (7,141)             1,009           (8,102)
                                                --------------------------------   ---------------------------------
        Income (loss) before income taxes        $     (1,281)    $    (39,670)     $      5,353      $    (40,000)
                                                ================================   =================================

        Operating results and statistics for each of the Company's segments are as follows:


                                                   Three Months Ended                  Nine Months Ended
                                                     September 30,                      September 30,
                                                --------------------------------   --------------------------------
                                                       2000             1999              2000              1999
                                                --------------------------------   --------------------------------
                                                                          (IN THOUSANDS)
     HEALTH SEGMENT

     OPERATING RESULTS

     Revenues:
        Insurance premiums                       $     222,635    $    247,602      $    684,026      $    741,006
        Net investment income                            2,243           2,201             7,141             6,766
        Other revenue                                    4,220           4,140            12,203            14,048
                                                --------------------------------   --------------------------------
          Total revenues                               229,098          253,943          703,370           761,820

     Expenses:
        Medical and other benefits                     175,529          226,730          529,603           613,624
        Selling, general and administrative             57,525           62,189          176,459           187,117
                                                --------------------------------   --------------------------------
          Total expenses                               233,054          288,919          706,062           800,741
                                                --------------------------------   --------------------------------

     Loss before income taxes                    $     (3,956)    $     (34,976)    $     (2,692)     $    (38,921)
                                                ================================   =================================

     FINANCIAL STATISTICS

     Loss ratio                                         78.8%            91.6%             77.4%            82.8%
     Expense ratio                                      23.9%            23.4%             24.0%            23.4%
                                                --------------------------------   --------------------------------
        Combined ratio                                 102.7%           115.0%            101.4%           106.2%
                                                ================================   ================================


     Membership at End of Period:
     Medical:
        Fully insured                                  475,706          576,354
        Self funded                                     54,948           49,036
                                                --------------------------------
          Total medical                                530,654          625,390
     Dental                                            306,730          344,146


        (a) Total medical membership for the Company of 537,664 and 654,768 at September 30, 2000 and 1999 includes HMO membership of 7,010 and 29,378, respectively. HMO operations are not included in health segment operating results.


                                                  Three Months Ended                  Nine Months Ended
                                                     September 30,                      September 30,
                                                --------------------------------   --------------------------------
                                                       2000             1999              2000              1999
                                                --------------------------------   --------------------------------
                                                                      (IN THOUSANDS)
     LIFE SEGMENT

     OPERATING RESULTS

     REVENUES:
        Insurance premiums                       $      5,460     $      6,641      $     17,306      $    19,751
        Net investment income                             157               48               473              147
        Other revenue                                      57               64               171              202
                                                --------------------------------   --------------------------------
          Total revenues                                5,674            6,753            17,950           20,100

     Expenses:
        Medical and other benefits                      2,102            2,436             5,939            7,287
        Selling, general and administrative             1,566            1,870             4,975            5,790
                                                --------------------------------   --------------------------------
          Total expenses                                3,668            4,306            10,914           13,077
                                                --------------------------------   --------------------------------

     Income before income taxes                  $      2,006     $      2,447      $      7,036      $     7,023
                                                ================================   ================================

     FINANCIAL STATISTICS

     Loss ratio                                         38.5%            36.7%             34.3%            36.9%
     Expense ratio                                      27.6%            27.2%             27.8%            28.3%
                                                --------------------------------   --------------------------------
        Combined ratio                                  66.1%            63.9%             62.1%            65.2%
                                                ================================   ================================


     Membership at End of Period                      259,000          307,343

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

        American Medical Security Group, Inc., together with its subsidiary companies ("AMSG" or the "Company"), is a provider of health care benefits and insurance products for individuals and small employer groups. The Company's principal product offerings are (1) health insurance for small employer groups and (2) health insurance for individuals and families ("MedOne"). The Company also offers life, dental, prescription drug, disability and accidental death insurance, and provides stop-loss reinsurance and benefit administration for self funded employer groups. The Company's products are actively marketed in 31 states and the District of Columbia through independent agents. The Company's products generally provide discounts to insureds that utilize preferred provider organizations ("PPOs"). AMSG owns a preferred provider network and also contracts with several other networks to ensure cost-effective health care choices to its customers.

RESULTS OF OPERATIONS

        The Company reported a net loss of $1.4 million or $0.09 per share for the third quarter of 2000. This compares to net loss of $25.9 million or $1.57 per share for the third quarter of 1999. For the nine months ended September 30, 2000, the Company reported net income of $2.5 million or $0.17 per share, compared to a net loss of $26.5 million or $1.59 per share for the same period in 1999. The loss for the third quarter of 2000 follows three consecutive quarters of positive earnings for the Company.

        The negative results for the third quarter of 2000 reflect an abrupt rise in small group medical claim costs attributed mainly to a sudden increase in the number of large claims and to an increase in the costs for outpatient facility services. In addition, the Company received a one-time assessment from the State of Minnesota related to the Company's exit from the MedOne health insurance market in that state in early 1999. The assessment was $1.2 million in excess of the Company's original provision for such assessment. Management expects no similar assessments from other exited markets.

INSURANCE PREMIUMS

        Insurance premiums for the three months ended September 30, 2000 decreased 12.8% to $232.0 million from $266.1 million for the same period in 1999. For the nine months ended September 30, 2000, insurance premiums decreased 9.2% to $720.4 million from $793.2 million for the same period in 1999. Premiums have decreased primarily as a result of a decline in membership in the small group and exited markets, partially offset by rising premium rates and rising MedOne membership. Average premium per member for the third quarter increased by $3 to $137, compared to the second quarter, reflecting continuing rate actions taken by the Company. Insurance premiums for the Company's profitable MedOne product increased 28% from the third quarter of the prior year. Management considers the MedOne product to be a key strategic product and has recently taken steps to accelerate membership and premium growth in this market through an expanded agent force and additional regional and national distribution agreements.

        Total medical membership declined from 655,000 members at September 30, 1999 to 538,000 members at September 30, 2000. The membership decrease is a result of (1) the Company's success in terminating business in several unprofitable markets, including exited markets, (2) lower sales due to aggressive premium rate increases implemented beginning in late 1999 and (3) the run-off of the block of group health business acquired on January 1, 1999 from Continental Assurance Company ("CNA"). Based on the rate of membership terminations from exited markets and future sales projections, management anticipates membership will continue to decline during the remainder of 2000 and then begin to grow again in 2001.

NET INVESTMENT INCOME

        Net investment income includes investment income and realized gains and losses on investments. Investment gains and losses are realized in the normal investment process in response to market opportunities. Net investment income for the three months ended September 30, 2000 decreased slightly to $4.5 million from $4.9 million for the three months ended September 30, 1999. Net investment income was $14.2 million and $14.6 million for the nine month periods ended September 30, 2000 and 1999, respectively. The decrease in net investment income is due primarily to a decrease in average invested assets. Average invested assets at cost were $291.6 million and $290.5 million for the three and nine months ended September 30, 2000, respectively. In comparison, average invested assets were $316.7 million and $306.1 million for the same respective periods one year prior.

OTHER REVENUE

        Other revenue, which primarily consists of administrative fee income from claims processing and other administrative services, remained relatively flat for the quarter at $5.3 million compared to $5.1 million for the third quarter of 1999. On a year-to-date basis, other revenue decreased to $15.2 million from $16.7 million in the prior year. The decrease from the prior year is primarily due to a decline in administrative fee revenue received for payments of run-out claims associated with acquired blocks of business.

LOSS RATIO

        The health loss ratio for the three months ended September 30, 2000 was 78.8% compared to 91.6% for the three months ended September 30, 1999. The health loss ratio for the nine months ended September 30, 2000 was 77.4% compared to 82.8% for the nine months ended September 30, 1999. The improvement in the health loss ratio from the prior year reflects an improvement in the small group medical market as a result of aggressive premium rate increases, better-than expected experience in exited states and product redesign. Also contributing to the improvement was the Company's increased sales in its MedOne product line which is designed for a somewhat lower loss ratio.

        The third quarter 2000 health loss ratio of 78.8% has increased from the health loss ratio of 76.9% reported for the second quarter of 2000. The increase from the prior quarter is attributed to an abrupt rise in small group medical claim costs, as mentioned above. Management has identified two key components contributing to the rise in small group medical claim costs which resulted in the Company's disappointing third quarter financial results. The first component was a significant increase in the number of large claims the Company experienced in the second and third quarters of this year. A significant portion were accident related or one-time medical events. The second component was a sudden increase in the costs associated with outpatient facility services.

        The life segment loss ratio for the three months ended September 30, 2000 was 38.5% compared to 36.7% for the three months ended September 30, 1999. The life segment loss ratio for the nine months ended September 30, 2000 improved to 34.3% compared with 36.9% for the nine months ended September 30, 1999.

        In the third quarter of 1999, the Company established a premium deficiency reserve for expected losses related to highly regulated markets. The amortized premium deficiency reserve balance was $3.2 million at September 30, 2000 which was 17% of the initial established reserve. The amortization of the premium deficiency reserve is generally consistent with original assumptions. Management believes that the current premium deficiency reserve remains adequate to cover future losses for those defined markets.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE RATIO

        The selling, general and administrative ("SG&A") expense ratio includes commissions and selling expenses, administrative expenses, and premium taxes and assessments. As reported, the SG&A expense ratio for health segment products for the three months ended September 30, 2000 was 23.9%. Excluding the impact of the one-time $1.2 million assessment from the State of Minnesota discussed previously, the third quarter health segment SG&A expense ratio was 23.5%. This compares to 23.4% reported for the three months ended September 30, 1999 and 23.9% reported for the second quarter of 2000. Cost containment efforts implemented by management earlier in the year have resulted in a favorable downward trend in general and administrative expenses.

        The SG&A expense ratio for health segment products for the nine months ended September 30, 2000, excluding the assessment, was 23.9% compared with 23.4% for the same period in 1999. The slight increase in the SG&A expense ratio from the prior year is in part a result of decreased revenues, growth in new sales of the Company's MedOne product, which is more costly to administer, and investment in systems to enhance medical management. The SG&A expense ratio is expected to remain stable during the remainder of 2000 due to management's commitment to control expenses.

FUTURE EXPECTATIONS

        Management continues to take actions to improve profitability through aggressive pricing, product redesign, new product introduction, and targeted focus on profitable markets and products. Management expects earnings to improve to break even in the fourth quarter of 2000 resulting in earnings between $0.16 and $0.18 for the full year of 2000. In addition, management believes that the results for 2001 will be an improvement over 2000. See "Cautionary Factors" below for a detailed discussion of risks and uncertainties that may cause actual results to differ materially from management's expectations.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's sources of cash flow consist primarily of insurance premiums, administrative fee revenue and investment income. The primary uses of cash include payment of medical and other benefits, SG&A expenses and debt service costs. Positive cash flows are invested pending future payments of benefits and other operating expenses. The Company's investment policies are designed to maximize yield, preserve principal and provide liquidity to meet anticipated payment obligations.

        The Company's cash used in operations was $8.6 million for the nine months ended September 30, 2000. This compares to cash provided by operations of $16.5 million for the nine months ended September 30, 1999. The decrease in cash flows is a result of membership termination from exited markets, faster claim submission and payment patterns, and lower new sales volume. Management expects cash flow from operations to remain negative for the remainder of the year due to the continued terminations of unprofitable business.

        The Company's investment portfolio consists primarily of investment grade bonds and has limited exposure to equity securities. At September 30, 2000, $274.3 million or 99.1% of the Company's investment portfolio was invested in bonds. At December 31, 1999, $274.1 million or 99.2% of the Company's investment portfolio was invested in bonds. The bond portfolio had an average quality rating of Aa3 at September 30, 2000 and December 31, 1999, as measured by Moody's Investor Service. The majority of the bond portfolio was classified as available for sale. The Company has no investment in mortgage loans, non-publicly traded securities (except for principal only strips of U.S. Government securities), real estate held for investment or financial derivatives.

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

        In accordance with the Company's previously reported stock repurchase program, the Company purchased 48,300 shares of its common stock during the third quarter of 2000 bringing the total purchased to 2.1 million shares at an aggregate purchase price of $14.4 million. In July 2000, the Board of Directors authorized an increase to the stock repurchase program to $16.0 million. In November 2000, the Board of Directors approved a further increase to the Company's stock repurchase program to $18.0 million.

        The Company's revolving bank line of credit agreement was amended to increase the maximum allowable limit on the stock repurchase program to $18.0 million. To accommodate the increase, the Company was required to amend certain other debt covenants within the line of credit agreement. The November amendment also reduces the Company's maximum available line of credit from $45.0 million to $40.0 million. Prior to this amendment, this credit facility reduction would have occurred during the first quarter of 2001. The outstanding balance of loans under the revolving bank line of credit agreement was $35.2 million at September 30, 2000. The line of credit agreement contains certain debt covenants which, among other matters, require the Company to maintain a minimum consolidated net worth and restrict the Company's ability to incur additional debt, pay future cash dividends, repurchase Company stock in the future beyond the allowable limit, and transfer assets outside the scope of normal operations.

        In determining when and whether to purchase future shares under the stock repurchase program, management considers market price, the number of shares actively traded in the market, indications of seller interest, the number of shares held by large shareholders, the effect of purchases on shareholder value and other relevant factors. Because of the unpredictability of these factors, no assurance can be given as to how many, if any, shares may be repurchased in the future.

CAUTIONARY FACTORS

        This report and other documents or oral presentations prepared or delivered by or on behalf of the Company contain or may contain "forward-looking statements" within the meaning of the safe harbor provisions of the United States Private Securities Litigation Reform Act of 1995. Such statements are based upon management's expectations at the time such statements are made and are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those contemplated in the statements. Readers are cautioned not to place undue reliance on the forward-looking statements. When used in written documents or oral presentations, the terms "anticipate", "believe", "estimate", "expect", "objective", "plan", "possible", "potential", "project" and similar expressions are intended to identify forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that could cause the Company's actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

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

        As previously reported, on February 7, 2000, a $5.4 million verdict was entered against AMS Inc. and UWLIC in the Common Pleas Court of Delaware County, Ohio, Civil Division, in a lawsuit brought against AMS Inc. and UWLIC in 1996 by Health Administrators of America, Inc. ("Health Administrators"), an insurance agency owned and operated by a former agent of AMS Inc. The lawsuit alleges breach of written and oral contracts involving commission amounts and fraud. The case was heard and decided by a magistrate who awarded damages to Health Administrators, based on breach of written contracts and ruled in favor of AMS Inc. and UWLIC on breach of oral contracts and fraud. On February 22, 2000, AMS Inc. and UWLIC filed objections with the Common Pleas Court requesting that the magistrate's decision against AMS Inc. and UWLIC be reversed. The Common Pleas Court approved the magistrate's decision on April 10, 2000. As a result, AMS Inc. and UWLIC filed a notice of appeal with the Court of Appeals, Delaware County, Ohio, Fifth Appellate District on April 18, 2000. Health Administrators filed a cross-appeal on July 10, 2000. Oral arguments were heard on October 5, 2000 and the parties are awaiting a decision from the Court of Appeals. Although the outcome of the appeal cannot be predicted with certainty, based on consultation with outside counsel and the merits of the appeal, management expects the $5.4 million judgment to be reversed or substantially reduced following appeal.

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

        (b)     REPORTS ON FORM 8-K

        No reports on Form 8-K were filed by the Company during the third quarter of 2000.

SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE:      NOVEMBER 13, 2000


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

                                  EXHIBIT INDEX
                                       TO
                           FORM 10-Q QUARTERLY REPORT
                      for quarter ended September 30, 2000


                                                              INCORPORATED HEREIN                     FILED
EXHIBIT NO.       DESCRIPTION                                 BY REFERENCE TO                         HEREWITH


4                 Second  Amendment  dated  as  of  November                                             X
                  10,  2000 to Credit  Agreement dated as
                  of March 24,  2000  among the  Registrant,
                  LaSalle  Bank  National   Association  and
                  other Lenders

10                Employment  Agreement  of Chief Executive Officer                                      X
                  dated September 28, 2000

27                Financial Data Schedule                                                                X

                                                                           EX-1