Form 10-K405
period 2000-12-31
AMERICAN MEDICAL SECURITY GROUP INC
filed 2001-03-09
CIK 878897

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------

                                    FORM 10-K

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (920) 661-1111 SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

     TITLE OF EACH CLASS               NAME OF EACH EXCHANGE ON WHICH REGISTERED
     -------------------               -----------------------------------------
  Common Stock, no par value                      New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No []

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      As of February 28, 2001, there were outstanding 14,193,583 shares of Common Stock. The aggregate market value of the shares of such stock held by non-affiliates of the registrant was $50,769,752 as of the same date, assuming solely for purposes of this calculation that all directors and executive officers of the Registrant are "affiliates." This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                       DOCUMENTS INCORPORATED BY REFERENCE
     Portions of American Medical Security Group, Inc. Proxy Statement dated
                            March 30, 2001 (Part III)

================================================================================

                      AMERICAN MEDICAL SECURITY GROUP, INC.
                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K
                      For the Year Ended December 31, 2000


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

PART II

Item 5      Market for Registrant's Common Equity and Related Stockholder
            Matters...........................................................12
Item 6      Selected Financial Data...........................................13
Item 7      Management's Discussion and Analysis of Financial Condition and
            Results of Operations.............................................14
Item 7A     Quantitative and Qualitative Disclosures about Market Risk .......22
Item 8      Financial Statements and Supplementary Data.......................23
Item 9      Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure..............................................45

PART III

Item 10    Directors and Executive Officers of the Registrant.................45
Item 11    Executive Compensation.............................................45
Item 12    Security Ownership of Certain Beneficial Owners and Management.....45
Item 13    Certain Relationships and Related Transactions.....................45

PART IV

Item 14    Exhibits, Financial Statement Schedules, and Reports on Form 8-K...45
           Schedule II -  Condensed Financial Information of Registrant.......47
           Schedule III - Supplementary Insurance Information.................50
           Schedule IV - Reinsurance..........................................51
           Schedule V - Valuation and Qualifying Accounts.....................52
Signatures....................................................................53
Exhibit Index...............................................................EX-1

                                     PART I

ITEM 1. BUSINESS

FORWARD-LOOKING STATEMENTS

         This document includes "forward-looking" statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used, the terms "anticipate," "believe," "estimate," "expect," "objective," "plan," "possible," "potential," "project" and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to inherent risks, uncertainties and assumptions that may cause actual results or events to differ materially from those that are described. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that may cause actual results or events to differ are described in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Factors."

GENERAL

         American Medical Security Group, Inc. is a leading provider of individual and small employer group health care benefits and insurance products. As used herein, the terms "the Company" or "AMSG" include American Medical Security Group, Inc. and its subsidiaries. The Company's principal product offering is health insurance for small employer groups and individuals. The Company also offers life, dental, prescription drug, disability and accidental death insurance, and provides self-funded benefit administration. See the Company's Notes to Consolidated Financial Statements, Note 11 "Segments of the Business" for information concerning the Company's two reportable segments: health insurance products (which accounted for 94% of the Company's revenue for the year ended December 31, 2000, compared to 92% at the end of 1999) and life insurance products.

         The Company's products are sold through independent licensed agents in 32 states and the District of Columbia. The Company specializes in providing health care benefits and other insurance products designed to maximize choice and control costs in a compassionate environment. The Company principally markets health benefit products that provide discounts to insureds that utilize preferred provider organizations ("PPOs"). PPO plans differ from health maintenance organization ("HMO") plans in that they typically provide a wider choice of health professionals, fewer benefit restrictions and increased access to specialists at a somewhat higher premium cost.

         American Medical Security Group, Inc. is a Wisconsin corporation organized in 1983. The Company's principal executive offices are located at 3100 AMS Boulevard, Green Bay, Wisconsin 54313 and its telephone number at that address is (920) 661-1111.

         Prior to and for most of the year 1998, the business of the Company, then known as "United Wisconsin Services, Inc.", consisted of two main components: the small group PPO health business, and the managed care and specialty products business, as described in the Form 10 of Newco/UWS, Inc. ("Newco/UWS") in connection with the spin-off of Newco/UWS referred to below. Prior to December 1996, the small group health business consisted primarily of individual and small group health insurance written through a joint venture with American Medical Security Group, Inc., a Delaware corporation ("Old AMS"). During that time, the Company owned approximately 12% of the issued and outstanding shares of Old AMS. The Company underwrote all of the individual and small group health insurance marketed, produced and administered by Old AMS and ceded back to Old AMS approximately 50% of the individual and small group health insurance written by the Company through the joint venture. On December 3, 1996, Old AMS merged with and into the Company. The small group health insurance business of the Company was then combined with that of Old AMS in a wholly owned subsidiary of the Company.

         On September 11, 1998, the Company contributed all of its subsidiaries comprising the managed care and specialty products business to a newly created subsidiary named "Newco/UWS, Inc." On September 25, 1998, the Company spun off the managed care and specialty products business through a distribution of 100% of the issued and outstanding shares of common stock of Newco/UWS to the Company's shareholders of record as of

September 11, 1998, (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Spin-Off"). The Company then adopted its current name of "American Medical Security Group, Inc." and Newco/UWS changed its name to "United Wisconsin Services, Inc." Since the spin-off, the business of the Company consists solely of the Company's small group health insurance business described in the preceding paragraph.

PRODUCTS

         The Company is a leading provider of health care benefits and insurance products tailored to meet the varied health benefits needs of its primary markets, including individuals and families, small employer groups and employers that choose to self insure a portion of their health benefits. In providing these products and services, the Company specializes in designing products to maximize choice and control costs.

         The Company's primary small group product is GROUPMEDCHOICE. The Company customizes employee benefit packages for businesses to allow them to offer employees multiple health plan options in a single package. For example, this strategy allows an employer with four employees to offer four different and distinct health plans, one for each employee. Although the premium cost of the plans may vary, the ability to offer different plans is without additional cost to the employer. To serve a shifting consumer trend where in exchange for lower premiums consumers appear to be willing to bear more of the financial risk for their health care needs, the Company is developing products with more limited plan designs, including higher copayments and deductibles. The Company's AFFORDABLEGROUPSM product introduced late in 2000 for the small employer group market is one such product.

         Through its MEDONESM medical insurance products marketed to individuals and families ("MedOne" products), the Company provides coverage to fit the various health care needs and budgets of consumers. During 2000, the Company moved to expand sales of its MedOne products. As a result, at December 31, 2000, MedOne membership represented 34% of the Company's business, compared to 23% at the end of 1999. In early 2000, the Company introduced a new MedOne product, called AFFORDABLEONESM, which is designed for cost-conscious individuals and features more attractive premium rates than other MedOne products, protection from catastrophic medical costs and more patient responsibility for routine health care expenses. The Company also offers custom, private label products for individuals and families that are sold through arrangements with select general agents.

         The Company augments its core business with a select line of complementary products and services. Ancillary benefits available in conjunction with the Company's plans include dental, short-term disability, term life and accidental death, and dependent life insurance. Voluntary dental and term life insurance products may be elected by employees with no employer contribution requirements. The Company also offers self-funded benefit administration services for employers that want to assume a portion of the financial risk for their own health plans. In conjunction with its benefit administration services, the Company offers excess of loss reinsurance to cover catastrophic losses. Additionally, the Company offers COBRA administration services to groups subject to regulations of the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended.

         The Company provides insureds and plan participants with toll-free, personal customer service 24 hours a day, seven days a week. In addition, through the Company's wholly owned subsidiary Nurse Healthline, Inc. ("Nurse Healthline"), insureds and plan participants have access to a toll-free, 24-hour medical information line staffed by registered nurses.

MARKETING

         The Company currently markets its small employer group and individual products in 32 states and the District of Columbia. The leading states with respect to medical membership during 2000 were Illinois, Florida, Michigan, Georgia, Texas, Wisconsin, Missouri and Ohio, which accounted for 61% of the Company's medical membership. For the year ended December 31, 2000, the top eight insured employer groups in the aggregate accounted for approximately 1% of the Company's medical membership. Based on a decision in late 1999, the Company terminated existing small group business in Florida, Maryland and Minnesota during 2000. As part of the Company's small group business strategy, the Company continues to scrutinize geographic markets to focus its presence on profitable markets.

         Product sales are conducted through licensed independent agents. During 2000, the Company increased the number of agents selling its products to support its initiative to grow MedOne sales. As of December 31, 2000, the Company marketed products through approximately 20,000 independent agents, a 17% increase in the number of agents from the prior year. Most of the newly contracted agents were appointed to focus primarily on the Company's MedOne products. Custom private label products for individuals and families are marketed under arrangements with select general agents. Distribution of these products is limited to the general agent and their contracted agent force. Agents are paid commissions on premium generated on new and renewal sales. The Company offers an attractive incentive and service package to agents, creating an environment as an "agent friendly" company.

         The Company divides its sales territory into two regions, each of which is the responsibility of a Regional Vice President ("RVP"). The RVPs work with approximately 70 sales managers in offices located throughout the United States in coordinating the Company's sales and marketing efforts. Additionally, through an agreement with the Principal Life Insurance Company ("Principal"), regional sales managers of Principal's distribution network have responsibility for product sales in Arkansas, Mississippi, Nevada and Utah.

         In 2000, the Company began marketing, on a limited basis, a MedOne medical insurance product for individuals over the Internet through online insurance agencies. In early 2001, the Company contracted with Pivotal Corporation to use its software and customer service expertise to expand the Company's e-business capabilities. The Company is developing a secured agent website designed to support the sales activities of agents marketing the Company's products.

COMPETITION

         The market for the Company's health care products is highly competitive. The major competition for the Company's products comes from national and regional firms. Many of the Company's competitors have larger memberships in regional markets or greater financial resources. The small group, agency-controlled market is price sensitive, and the business is put out for bid more frequently than larger group business. In addition, because most of the Company's products are marketed primarily through independent agencies, most of which represent more than one company, the Company experiences competition within each agency. The Company and other insurers in the small group health insurance market compete primarily on the basis of responsiveness to user demands, price, diversity of product offerings, quality of service, strength of provider networks, reputation and quality of agency relations.

PROVIDERS

         The Company's wholly owned subsidiary, Accountable Health Plans of America, Inc., operates a commercial PPO network that contracts with providers primarily in Texas, Florida, Iowa, Nebraska, Wisconsin, Arizona, North Dakota and South Dakota. Approximately 20% of the Company's members utilized this network in 2000, the same as in 1999. This network is also offered to other insurers, third party administrators and employers that self insure their benefit plans. This provides additional revenue to the Company and increases the volume of business used to leverage provider contract pricing concessions, which are largely volume related.

         The Company also contracts with approximately 60 commercial provider networks in 32 states and the District of Columbia for its fully insured and self-funded product offerings. A master "payor" agreement is in place for each provider network that allows the Company to access the provider contracts for its PPO and exclusive provider organization products.

         The Company contracts with ProVantage Health Services, Inc., a subsidiary of Merck-Medco Managed Care LLC, for administration of pharmaceutical benefits offered with the Company's products. This arrangement allows members to access their prescription benefits at thousands of retail outlets nationwide or through a mail-order service and is designed to provide cost and efficiency benefits to the Company.

COST CONTAINMENT

         The Company provides substantially all of the medical management services for its members. The Company's utilization review program, which is accredited by the American Accreditation HealthCare Commission/URAC to meet national standards, is designed to ensure that services are being provided at an appropriate level and meeting members' needs. Case management is performed by Company staff with the assistance of a combination of internally developed and commercially purchased software packages used to prompt, guide and record medical management decisions. In addition, the Company has developed a series of software programs that enhance its medical management effort.

         The Company has developed a demand management telephonic service through its Nurse Healthline subsidiary. Members can access Nurse Healthline registered nurses 24 hours a day, seven days a week. By using a computerized algorithm based system, the nurses are able to provide information to members to assist them in gauging the severity of a problem and accessing appropriate health care.

         The Company's subrogation department investigates potential injury claims prior to final claims adjudication to determine if other insurance coverage is available. The Company also pursues recoveries post-adjudication when it learns that the insured has other insurance coverage that is considered primary.

INFORMATION TECHNOLOGY

         The Company's administrative needs for its products and provider arrangements are met utilizing a single, custom-built, integrated management information system. The system includes underwriting, billing, enrollment, claims processing, utilization management, sales reporting, network analysis, and service and status reporting.

         The Company regularly evaluates, upgrades and enhances its management information system to further improve its operating efficiencies and services. An artificial intelligence system assists in claims processing, eligibility and enrollment tasks. The Company has integrated software into its system with specific functionality for case management and for the repricing of claims in accordance with PPO contracts. The Company has the ability to perform data analysis of the business to analyze trends in utilization, product mix, claim costs, product pricing and other business factors. The Company uses extensive personal computer-based network and software solutions that are integrated with its mainframe system, which allows for continuous enhancement with technology upgrades and other software solutions.

         The Company experienced no significant Year 2000 issues or disruptions during 2000.

REINSURANCE

         The Company has entered into a variety of reinsurance arrangements under which it (1) cedes business to other insurance companies to mitigate large claim risk, and (2) assumes risk from other insurance carriers in connection with certain acquisitions and other business.

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

         In addition, in connection with certain acquisitions and other business, the Company assumes risk from other insurance carriers on both an assumption and a quota share basis. Under assumption reinsurance, the Company becomes directly responsible to insureds for business previously written by the ceding carrier. Quota share reinsurance is a contractual arrangement whereby the reinsurer assumes an agreed percentage of certain risks insured by the ceding insurer and shares premium revenue and losses proportionately. Quota share reinsurance is being used by the Company as part of a vehicle to acquire certain business from other insurance carriers and allows the Company to assume insurance risk in certain jurisdictions. See the Company's Notes to Consolidated Financial Statements, Note 1 "Organization and Significant Accounting Policies - Reinsurance" for a summary of reinsurance assumed and ceded.

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

REGULATION

         Government regulation of employee benefit plans, including health care coverage and health plans, is a changing area of law that varies from jurisdiction to jurisdiction and generally gives responsible state and federal administrative agencies broad discretion. The Company strives to maintain compliance in all material respects with the various federal and state regulations applicable to its current operations. To maintain such compliance, it may be necessary for the Company to make changes from time to time in its services, products, structure or operations. Additional governmental regulation or future interpretation of existing regulations could increase the cost of the Company's compliance or otherwise affect the Company's operations, products, profitability or business prospects.

         The Company is unable to predict what additional government regulations, if any, affecting its business may be enacted in the future or how existing or future regulations might be interpreted. Most jurisdictions have enacted small group insurance and rating reforms that generally limit the ability of insurers and health plans to use risk selection as a method of controlling costs for the small group business. These laws may generally limit or eliminate use of pre-existing condition exclusions, experience rating and industry class rating, and limit the amount of rate increases from year to year. Under these laws, cost control through provider contracting and managing care may become more important, and the Company believes its experience in these areas will allow it to compete effectively. The Company regularly monitors state and federal legislative and regulatory activity as it affects the Company's business.

         FEDERAL INSURANCE REGULATION

         In recent years, federal legislation significantly expanded federal regulation of small group health plans and health care coverage. The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") placed restrictions on the use of pre-existing conditions and eligibility restrictions based upon health status, and prohibited cancellation of coverage due to claims experience or health status. HIPAA also prohibits insurance companies from declining coverage to small employers. Additional federal laws that took effect in 1998 include prohibitions against separate, lower dollar maximums for mental health benefits and requirements relating to minimum coverage for maternity inpatient hospitalization. Many requirements of the federal legislation are similar to small group reforms that have been in place for many years.

         HIPAA also established new requirements regarding the confidentiality of patient health information and standard formats for the transmission of health care data. Although no final regulations have been adopted, proposed privacy rules, as required by HIPAA, are expected to require changes in the way health information is handled. Privacy provisions of the Gramm-Leach-Bliley Act, which primarily affects financial institutions, may also require some changes in operations on the part of health insurers. The privacy and standardization regulations, if adopted, could have the effect of increasing the Company's expenses.

         Congress has proposed numerous other health care reform measures in recent years. Congress continues to consider legislation called a "Patients' Bill of Rights" which could affect various aspects of the Company's business. The Company is unable to predict when or whether such legislation or any additional federal proposals will be enacted (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Factors).

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

         The National Association of Insurance Commissioners has adopted Risk-Based Capital ("RBC") requirements for life and health insurers to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks associated with: (1) asset quality; (2) mortality and morbidity;
(3) asset and liability matching; and (4) other business factors. The RBC formula is used by state insurance regulators as an early warning tool to identify insurance companies that potentially are inadequately capitalized. At December 31, 2000, the Company's principal insurance company subsidiaries had an RBC ratio that was substantially above the levels that would require regulatory action.

         Dividends paid by the Company's insurance subsidiaries to the Company are limited by state insurance regulations. The insurance regulator in the insurer's state of domicile may disapprove any dividend which, together with other dividends paid by an insurance company in the prior 12 months, exceeds the regulatory maximum as computed for the insurance company based on its statutory surplus and net income. Based upon the financial statements of the Company's insurance subsidiaries as of December 31, 2000, as filed with the insurance regulators, no dividends may be paid without regulatory approval prior to December 2001.

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

         OTHER STATE REGULATIONS

         Certain of the Company's subsidiaries are licensed as third party administrators ("TPAs"). TPA regulations, although differing greatly from state to state, generally contain requirements for administrative procedures, periodic reporting obligations and minimum financial requirements. Certain of the operations of the Company's subsidiaries are also subject to laws and/or regulations governing PPO, managed care and utilization review activities. PPO and managed care regulations generally contain requirements pertaining to provider networks, provider contracting and reporting requirements that vary from state to state. Utilization review regulations generally require compliance with specific standards for the performance of utilization review services including confidentiality, staffing, appeals and reporting requirements. In some cases, the regulated PPO, managed care and utilization review activities are delegated by the Company's subsidiaries to a third party. In cases where activities are delegated, the Company's subsidiaries monitor the activities of the third party for compliance with the laws and regulations.

         ERISA

         The provision of goods and services to or through certain types of employee health benefit plans is subject to the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). ERISA is a complex set of laws and regulations that are subject to periodic interpretation by the United States Department of Labor and the Internal Revenue Service. ERISA governs how the Company's business units may do business with employers whose employee benefit plans are covered by ERISA, particularly employers that self fund benefit plans. There recently have been legislative attempts to limit ERISA's preemptive effect on state laws. If such limitations were to be enacted, they might increase the Company's liability exposure under state law-based suits relating to employee health benefits offered by the Company's health plans and could permit greater state regulation of other aspects of those businesses' operations.

EMPLOYEES

         As of December 31, 2000, the Company had 1,866 employees, 1,619 of which are located at its home office facility in Green Bay, Wisconsin. None of its employees are represented by a union.

TRADEMARKS

         The Company has filed for and maintains various service marks, trademarks and trade names at the federal level and in various states. Although the Company considers its registered service marks, trademarks and trade names important in the operation of its business, the business of the Company is not dependent on any individual service mark, trademark or trade name.


ITEM 2. PROPERTIES

         The Company's headquarters are located in Green Bay, Wisconsin, in a 400,000 square foot office building owned by the Company and used by both of its business segments. The property is pledged as collateral to the Company's commercial lender pursuant to a mortgage that continues until January 1, 2004. The Company also leases property at approximately 40 locations throughout the United States primarily for its field sales and provider network offices.


ITEM 3. LEGAL PROCEEDINGS

         As previously reported, on August 26, 1999, a $6.9 million verdict was entered against American Medical Security, Inc. ("AMS Inc."), the Company's TPA (third party administrator) subsidiary, in the United States District Court for the Middle District of Alabama. The decision was rendered in a lawsuit brought against AMS Inc. by Skilstaf, Inc. ("Skilstaf"), an Alabama employee leasing company, in January 1998 alleging that AMS Inc. delayed claims payments under a contract with Skilstaf to avoid liability under a stop-loss policy issued by its affiliate, United

Wisconsin Life Insurance Company ("UWLIC"). Skilstaf sought unspecified damages. The contract, which was entered into in 1992 and terminated by Skilstaf in 1996, was a TPA contract for Skilstaf's self-funded employee benefit plan. AMS Inc. has argued that this case was governed by the Employee Retirement Income Security Act of 1974, as amended, which preempts all state law causes of action and limits damages to contract damages. AMS Inc.'s post-trial motion to set aside the jury's finding was denied by the court on March 20, 2000. As a result, AMS Inc. filed a notice of appeal with the Eleventh Circuit Federal Appeals Court on April 17, 2000. Oral arguments were heard on March 8, 2001, and the parties are awaiting a decision from the Court of Appeals. Although the outcome of the appeal cannot be predicted with certainty, based on consultation with outside legal counsel and the merits of the appeal, management expects the $6.9 million verdict to be reversed or substantially reduced following appeal.

         As previously reported, on February 7, 2000, a $5.4 million verdict was entered against AMS Inc. and UWLIC in the Common Pleas Court of Delaware County, Ohio, Civil Division, in a lawsuit brought against AMS Inc. and UWLIC in 1996 by Health Administrators of America, Inc. ("Health Administrators"), an insurance agency owned and operated by a former agent of AMS Inc. The lawsuit alleges breach of written and oral contracts involving commission amounts and fraud. The case was heard and decided by a magistrate who awarded damages to Health Administrators based on breach of written contracts and ruled in favor of AMS Inc. and UWLIC on breach of oral contracts and fraud. On February 22, 2000, AMS Inc. and UWLIC filed objections with the Common Pleas Court requesting that the magistrate's decision against AMS Inc. and UWLIC be reversed. The Common Pleas Court approved the magistrate's decision on April 10, 2000. As a result, AMS Inc. and UWLIC filed a notice of appeal with the Court of Appeals, Delaware County, Ohio, Fifth Appellate District on April 18, 2000. Health Administrators filed a cross-appeal on July 10, 2000. Oral arguments were heard on October 5, 2000, and the parties are awaiting a decision from the Court of Appeals. Although the outcome of the appeal cannot be predicted with certainty, based on consultation with outside legal counsel and the merits of the appeal, management expects the $5.4 million judgment to be reversed or substantially reduced following appeal.

         The Company is involved in various legal and regulatory actions occurring in the normal course of its business. In the opinion of management, adequate provision has been made for losses which may result from the Skilstaf litigation, the Health Administrators litigation and other legal and regulatory actions; accordingly, the outcome of these matters is not expected to have a material adverse effect on the consolidated financial statements. See the Company's Notes to Consolidated Financial Statements, Note 7 "Commitments and Contingencies" for additional information.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 2000.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company, who are elected for one year terms, are as follows:

                Name               Age                     Title
         Samuel V. Miller          55       Chairman of the Board, President and
                                            Chief Executive Officer
         Gary D. Guengerich        55       Executive Vice President and Chief
                                            Financial Officer
         James C. Modaff           43       Executive Vice President and Chief
                                            Actuary
         Thomas G. Zielinski       53       Executive Vice President, Operations
         Christopher N. Earl       47       Senior Vice President, Sales and
                                            Marketing
         Timothy J. Moore          49       Senior  Vice  President  of
                                            Corporate  Affairs,  General
                                            Counsel  and Secretary
         Clifford A. Bowers        49       Vice President, Corporate
                                            Communications
         John R. Wirch             47       Vice President, Human Resources

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

         Thomas G. Zielinski has been Executive Vice President of Operations of the Company since August 1999. Prior to joining the Company, he was a Vice President of Humana, Inc. (a health services company) where he served as Executive Director of the Wisconsin Service Center of Humana, Inc. and in various other capacities, including Vice President, with a predecessor company of Humana, Inc. since 1981.

         Christopher N. Earl has been Senior Vice President of Sales and Marketing since February 1999. Prior to joining the Company, he held various senior management positions, including Regional Vice President of Sales, with United Healthcare Corporation (a health services company) from 1993 to 1999. From 1983 to 1993, Mr. Earl held various senior marketing and other positions with Prudential Insurance Company of America.

         Timothy J. Moore has been Senior Vice President of Corporate Affairs, General Counsel and Corporate Secretary of the Company since September 1998. He also served in that capacity with AMS Holdings since March 1997. Prior to that time, Mr. Moore was a partner with the national law firm of Katten Muchin & Zavis, practicing at the firm from 1987 to 1997.

         Clifford A. Bowers has been Vice President of Corporate Communications of the Company since September 1998. He also served in that capacity with AMS Inc. since October 1997. From 1988 to 1997, Mr. Bowers was Director of Communications with Fort Howard Corporation (a paper manufacturer). Prior to that time, Mr. Bowers held management positions with Tenneco, Manville and Brunswick corporations.

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

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The common stock of the Company is traded on the New York Stock Exchange ("NYSE") under the symbol "AMZ". The following table sets forth the per share high and low sales prices for the common stock as reported on the NYSE. No cash dividends were paid during the periods indicated.

                                                           2000                        1999
                                                 -------------------------   -------------------------
                                                       Sales Price                 Sales Price
                                                     High         Low            High         Low
                                                 -------------------------   -------------------------
             Quarter Ended:
                March 31                           $    7.75    $    5.38      $   16.25    $   12.06
                June 30                                 7.25         5.00          15.50         7.81
                September 30                            8.50         6.25          11.25         6.50
                December 31                             6.38         4.25           6.75         4.00

         The Company's line of credit agreement contains a debt covenant restriction which prohibits the Company from declaring or paying any cash dividends. In addition, dividends paid by the insurance subsidiaries to the Company are limited by state insurance regulations. Based upon the financial statements of the Company's insurance subsidiaries as of December 31, 2000, as filed with the insurance regulators, no dividends may be paid by such entities without prior regulatory approval prior to December 2001, at which time the aggregate amount available without regulatory approval is $7.3 million.

         As of February 28, 2001, there were 244 shareholders of record of common stock. Based on information obtained from the Company's transfer agent and from participants in security position listings and otherwise, the Company has reason to believe there are approximately 2,400 beneficial owners of shares of common stock.

ITEM 6. SELECTED FINANCIAL DATA

         The following selected financial data as of and for the years ended December 31, 1996 through 2000 has been derived from the Company's consolidated financial statements. The following data should be read in conjunction with the Company's consolidated financial statements, the related notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                               As of and for the years ended December 31,
                                                         2000        1999       1998(a)       1997       1996(b)
                                                     ---------------------------------------------------------------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
   Premium revenue                                     $ 951,071  $ 1,056,107   $ 914,017    $ 957,204   $ 596,099
   Net investment income                                  18,682       18,912      24,220       24,071      24,570
   Other revenue                                          20,112       22,361      22,632       24,249       2,935
                                                     ---------------------------------------------------------------
       Total revenues                                    989,865    1,097,380     960,869    1,005,524     623,604

Expenses:
   Medical and other benefits                            724,613      860,473     691,767      733,491     472,319
   Selling, general and administrative                   251,767      268,059     242,073      252,160     157,136
   Interest                                                3,584        3,564       7,691        9,311       4,325
   Amortization of goodwill and other intangibles          3,785        4,273       8,781        7,975         670
   Write-off of intangible assets and related charges          -            -      15,453            -           -
                                                     ---------------------------------------------------------------
       Total expenses                                    983,749    1,136,369     965,765    1,002,937     634,450
                                                     ---------------------------------------------------------------

Income (loss) from continuing operations,
   before income taxes                                     6,116      (38,989)     (4,896)       2,587     (10,846)

Income tax expense (benefit)                               3,447      (13,043)     (1,868)       1,032      (4,140)
                                                     ---------------------------------------------------------------

Income (loss) from continuing operations                   2,669      (25,946)     (3,028)       1,555      (6,706)

Income from discontinued operations,
   less applicable income taxes                                -            -      10,003       16,595      16,909
                                                     ---------------------------------------------------------------

Net income (loss)                                      $   2,669    $ (25,946)  $   6,975    $  18,150   $  10,203
                                                     ===============================================================

Earnings (loss) per common share - basic
   Continuing operations                               $    0.18    $   (1.58)  $   (0.18)   $    0.10   $   (0.52)
   Discontinued operations                                     -            -        0.60         1.01        1.31
                                                     ---------------------------------------------------------------
Net income (loss) per common share - basic             $    0.18    $   (1.58)  $    0.42    $    1.11   $    0.79
                                                     ===============================================================

Earnings (loss) per common share - diluted
   Continuing operations                               $    0.18    $   (1.58)  $   (0.18)   $    0.10   $   (0.52)
   Discontinued operations                                     -            -        0.60         1.00        1.31
                                                     ---------------------------------------------------------------
Net income (loss) per common share - diluted           $    0.18    $   (1.58)  $    0.42    $    1.10   $    0.79
                                                     ===============================================================

Weighted average common shares outstanding                14,899       16,470      16,559       16,423      12,892
Cash dividends per common share                        $       -    $       -   $    0.36    $    0.48   $    0.48

BALANCE SHEET DATA:
Cash and investments                                   $ 284,982    $ 293,539   $ 309,562    $ 316,858   $ 335,839
Total assets                                             471,923      503,094     498,722      648,136     693,278
Notes payable                                             41,258       42,523      55,064      124,578     125,788
Total shareholders' equity                               221,177      220,280     266,451      326,377     313,655

(a) Discontinued operations include the operations of Newco/UWS through September 25, 1998, the spin-off distribution date. Continuing operations includes interest on debt assumed by Newco/UWS through September 11, 1998, the spin-off effective date.
(b) Includes operations of Old AMS since December 3, 1996, the date of acquisition.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         American Medical Security Group, Inc., together with its subsidiary companies ("AMSG" or the "Company"), is a provider of health care benefits and insurance products for individuals and small employer groups. The Company's principal product offering is health insurance for small employer groups and health insurance for individuals and families ("MedOne"). The Company also offers life, dental, prescription drug, disability and accidental death insurance, and provides self-funded benefit administration. The Company's products are actively marketed in 32 states and the District of Columbia through independent agents. Approximately 70 Company sales managers located in sales offices throughout the United States support the independent agents. The Company's products generally provide discounts to insureds that utilize preferred provider organizations ("PPOs"). AMSG owns a preferred provider network and also contracts with other networks to ensure cost-effective health care choices to its customers.

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

SUMMARY OF 2000 RESULTS

         TURNAROUND FROM 1999

         During the second half of 1999, in an effort to combat the effects of rising claims cost trends on the Company's financial results, management announced a comprehensive plan to implement several corrective initiatives. Late in 1999 and into 2000, the Company implemented significant premium increases on new and existing small group business, made considerable changes in its product portfolio, and exited three unprofitable markets. To reduce claim costs, the Company introduced multi-tier drug programs, recontracted with its pharmacy benefit manager and implemented a number of projects to enhance claims cost management. The benefits from these initiatives began to materialize during the fourth quarter of 1999 and continued throughout 2000.

         As a result, earnings improved $28.6 million from a net loss of $25.9 million or $1.58 per share in 1999 to net income of $2.7 million or $0.18 per share in 2000. Excluding the nonrecurring charge in 1999, as discussed in more detail in the following "Comparison of Results of Continuing Operations," earnings improved $14.9 million from a loss of $12.2 million or $0.74 per share in 1999 to net income of $2.7 million or $0.18 per share in 2000. The health segment loss ratio, excluding the nonrecurring charge in 1999, improved 3.2% from 1999 to 2000.

         PREMIUM INCREASES

         One of the most significant challenges for the Company is keeping pricing ahead of claim costs and technology-driven larger claims. In the face of escalating claim costs, the Company repriced its block of business and has developed pricing strategies which benefited the Company's financial performance in 2000 and are expected to benefit the Company in the future. Average fully insured medical premium per member per month increased to $136 in 2000 from $127 in 1999. Faced with significantly higher premiums, consumers appear to be willing to bear more of the financial risk. Management has identified a shifting trend where, in exchange for lower premiums, consumers are willing to pay more for routine health care needs out of their own pockets, while still insuring themselves against catastrophic medical costs.

         The aggressive premium increases caused new member enrollment to decline from 1999 to 2000. As the impact of premium increases by other insurance carriers began to hit the market, new member enrollment began to level and even grow slightly for the last two quarters of 2000. Management expects sales measured by new member enrollment to continue to grow throughout 2001.

         PRODUCT REDESIGN

         To serve the shifting consumer trend in the individual and small group markets, the Company is developing products with more limited plan designs, including higher copayments and deductibles. During 2000, the Company introduced a promising new health benefit plan concept with its newest product development, the Affordable Series, which features protection from major medical expenses at attractive rates. In addition, significant growth for the Company's MedOne product line for individuals and families is at the heart of management's strategic plan developed during 2000. The general regulatory environment for the MedOne products allows the Company expanded pricing and underwriting flexibility. At the end of 2000, MedOne membership rose to 34% of the Company's in-force business. At the end of 1999, MedOne membership represented 23% of the Company's business.

         MARKET EXITS

         During the third quarter of 1999, the Company ceased marketing and terminated small group business in Florida and all remaining business in Maryland and Minnesota over a period of 18 months. This decision contributed to the significant improvement in 2000 financial performance for the small group market. At December 31, 2000, remaining membership in the exited markets was approximately 10,000 or 14% of the membership at September 30, 1999. Substantially all of the remaining members in exited markets will lapse by the end of the first quarter of 2001. Management continues to carefully analyze the Company's geographic markets. Where returns are inadequate due to regulatory or competitive barriers, management intends to reduce the Company's presence in those markets and to reinvest its resources in more profitable areas. The exit from these markets, along with significant premium increases, resulted in a considerable decrease in total in-force membership from 1999 to 2000.

         PHARMACEUTICAL COSTS

         In an effort to combat the rising trend in pharmaceutical costs and utilization, the Company entered into a new agreement with its pharmacy benefit manager effective in early 2000. The new agreement provides significant cost and efficiency benefits to the Company. With the implementation of two-tier and three-tier drug copayment programs, the Company has also substantially reduced its drug claim cost trend.

         STRATEGIC PLANNING AND FUTURE OUTLOOK

         Management completed a formal strategic planning process during 2000. As a result of this process, management identified key opportunities for future earnings potential. Management intends to further expand the distribution of the Company's MedOne product reflecting a fundamental shift from primarily a small group provider. As this expansion continues, management expects a more even split in membership between MedOne and small group by the end of 2003.

         To increase profits in the Company's small group market, management will continue to actively evaluate specific geographic markets and limit its marketing and new sales to the top-tier markets. The underwriting process is being redesigned to be more effective and agent friendly and to better evaluate risks and the rapidly changing cost of medical treatments. Management is focused on establishing a pricing discipline to remain on top of rising claims cost trends and will continue to develop new products that meet the evolving consumer demand.

         Management has also identified potential for earnings opportunities in some of the Company's specialty product offerings. Historically, the Company's dental product was sold as a component of its small group health package. The Company's core competency in this profitable product line has caused management to seek to sell this product on a stand-alone basis. In an effort to establish the Company as a successful and well-recognized competitor in the stand-alone dental market, the Company is in the process of expanding its stand-alone dental distribution capability and enhancing the dental product portfolio. In addition, management intends to increase external membership in its PPO network in order to increase fee income and create enhanced bargaining power with providers. Management is also evaluating the Company's self-funded product for potential low-risk income opportunities.

         Looking forward, claims cost trends represent the largest variable in the Company's 2001 earnings expectations. The 2000 claims cost trend was higher than anticipated at approximately 15.5%. Management expects the claims cost trend to continue to rise slightly in 2001. Through continued rate actions, product redesign and claim costs control initiatives, management expects the overall loss ratio to improve and earnings per share to continue to improve. The current estimate for 2001 is between $0.35 to $0.45 per share. See "Cautionary Factors" below for a detailed description of inherent risks and uncertainties that may cause actual results or events to differ materially from those described.

COMPARISON OF RESULTS OF CONTINUING OPERATIONS

         The Company experienced unrelated nonrecurring charges during 1999 and 1998. As these nonrecurring items were not reflective of the ongoing operations of the Company, management has chosen to exclude their effects from the "Comparison of Results of Continuing Operations" and to describe each item separately. The following table illustrates the effect of nonrecurring items on the Company's results:

                                                                                  Year ended December 31,
                                                                              2000          1999          1998
                                                                         -------------------------------------------
                                                                                       (IN THOUSANDS)

Income (loss) from continuing operations before interest on
   debt assumed by Newco/UWS and nonrecurring items                        $     2,669    $   (12,241)  $     8,439

Interest on debt assumed by Newco/UWS, net of tax                                    -              -        (2,216)
Nonrecurring items, net of tax                                                       -        (13,705)       (9,251)
                                                                         -------------------------------------------

Income (loss) from continuing operations                                   $     2,669    $   (25,946)  $    (3,028)
                                                                         ===========================================

         A summary description of each of the nonrecurring items is as follows:

         The Company's intangible distribution system asset was acquired in 1996 as part of a merger. During 1997 and 1998, the Company experienced significant turnover of sales managers and began to reorganize sales offices. During that period, the Company replaced commissioned independent sales managers with salaried sales offices, while it evaluated the Company's distribution strategy. In the fourth quarter of 1998, management concluded that a salaried sales office structure was more consistent with current strategy and that the Company's intangible distribution system asset was impaired. As a result, the Company recorded an after-tax charge of $9.3 million in 1998 to write off the intangible asset and other related costs.

         During the third quarter of 1999, the Company ceased marketing and terminated small group business in Florida and all remaining business in Maryland and Minnesota over a period of 18 months. This decision was made after it became clear to management that certain regulatory challenges existed that made it impossible to return these markets to profitability. The Company recorded a $13.7 million after-tax charge in 1999 for a premium deficiency reserve to recognize expected losses related to highly regulated markets.

YEARS ENDED DECEMBER 31, 2000 AND 1999

         The Company reported net income of $2.7 million or $0.18 per share for 2000, compared to a net loss of $25.9 million or $1.58 per share for 1999. Excluding the nonrecurring charge in 1999, the Company reported a loss of $12.2 million or $0.74 per share for that year. The significant improvement in earnings resulted primarily from an improved loss ratio due to the corrective actions implemented by management as described in more detail above.

         Health insurance premiums decreased 7.9% to $907.7 million from $985.3 million reported for 1999. The Company acquired the majority of the fully insured group health business of Continental Assurance Company ("CNA") on January 1, 1999. Premiums on the CNA block of business declined approximately $70.0 million from 1999 to 2000, which accounted for the majority of the decrease in premium. The remainder of the decline in premiums from the prior year resulted from declining small group membership due to the exit from unprofitable markets. Partially offsetting the impact of the declining membership is the continued increase in premiums per member per month. The Company's average fully insured medical premium per member per month increased 7% to $136, compared to $127 for 1999. Premium revenues for the life segment decreased 13.8% in 2000 to $22.6 million from $26.2 million in 1999.

         The health segment loss ratio improved 3.2% to 77.2% in 2000 from 80.4% reported in 1999, excluding the nonrecurring charge. The significant improvement is due to management's actions and strategies to manage medical inflation implemented during 2000. These actions included premium increases, claims cost control initiatives and the exit from unprofitable small group markets and the related release of premium deficiency reserves. The improvement also reflects increased sales of MedOne products, which are priced for a lower loss ratio due to its increased deductibles and copayments. As previously mentioned, management expects the health segment loss ratio to continue to improve in 2001. The life segment loss ratio improved to 34.5% for 2000 from 39.2% in 1999.

         Net investment income includes investment income and realized gains and losses on investments. Net investment income remained relatively stable at $18.7 million in 2000 from $18.9 million in 1999. The decrease resulted from a slight decrease in average invested assets from 1999 to 2000. Investment gains and losses are realized in the normal investment process in response to market opportunities.

         Other revenue, which primarily consists of administrative fee income from claim processing and other administrative services, decreased slightly to $20.1 million in 2000 from $22.4 million in 1999. The decrease resulted from a decline in administrative fee revenue from blocks of business acquired in prior years.

         The expense ratio includes commissions, general and administrative expenses, premium taxes and assessments. As anticipated, the health segment expense ratio increased to 24.2% in 2000 from 23.0% in 1999. The increase largely reflects the change in the Company's product mix. MedOne business, which expanded significantly during 2000, has higher agent commissions and issue costs than small group products, but lower claim costs. In addition, in the third quarter of 2000, the Company received a one-time assessment from the State of Minnesota related to the Company's exit from the MedOne health insurance market in that state in early 1999. The assessment was $1.2 million in excess of the Company's original provision for such assessment. Management expects no similar assessments from other exited markets. The decrease in premium volume also contributed to the increase in the health expense ratio.

         Interest expense on the outstanding balance on the Company's line of credit agreement remained flat compared to 1999 at $3.6 million. Amortization of goodwill and other intangible assets declined from 1999 to 2000 to $3.8 million from $4.3 million.

         The effective tax rate for 2000 was 56.4% compared with 33.5% for 1999. The change in the effective tax rate relates to the amortization of non-deductible goodwill and other permanent items in relation to pre-tax income. The Company had deferred tax assets recorded, net of valuation allowances, of $3.4 million related to state net operating loss carryforwards at December 31, 2000. State net operating loss carryforwards begin to expire in 2008. Management believes that the deferred tax assets will be realized primarily through future state taxable income.

YEARS ENDED DECEMBER 31, 1999 AND 1998

         The Company reported a net loss of $25.9 million or $1.58 per share for 1999, compared to an after-tax loss from continuing operations of $3.0 million or $0.18 per share for 1998. Excluding nonrecurring charges and excluding interest on debt assumed by Newco/UWS, the Company reported a loss of $12.2 million or $0.74 per share for 1999, compared to income of $8.4 million or $0.51 per share for 1998. The decline in income from 1998 to 1999 was primarily the result of a higher loss ratio and lower investment gains, partially offset by a lower expense ratio and lower amortization of goodwill and other intangible assets.

         Health insurance premium revenue increased 13.9% to $985.3 million from $865.2 million in 1998. The increase in premium revenue reflected both internal growth and business acquired from other insurance carriers. Premium revenue related to CNA acquired business for the year ended December 31, 1999 totaled $83.4 million. In addition, the Company's average fully insured medical premium per member per month was higher in 1999 at $127 compared to $123 for 1998. Life insurance premium revenues increased 6.9% in 1999 to $26.2 million from $24.5 million in 1998, which was the result of a 6.0% increase in life membership from 1998 to 1999.

         The health loss ratio, excluding nonrecurring items, was 80.4% for 1999, compared to 76.7% for 1998. The increase in the health loss ratio was due to reserve strengthening charges recorded in 1999 and adverse medical cost trends. The Company reported a health loss ratio of 78.6% in the fourth quarter of 1999. The life loss ratio increased to 39.2% for the year ended December 31, 1999, compared to 31.5% for 1998. The life loss ratio tends to fluctuate from period to period. The Company experienced higher than usual life claims experience during certain months in 1999, which caused the year-end life loss ratio to be above historical trends.

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

         Other revenue, which primarily consists of administrative fee income from claim processing and other administrative services, remained relatively stable, decreasing to $22.4 million in 1999 from $22.6 million in 1998.

         The expense ratio includes commissions, administrative expenses, premium taxes and assessments, but excludes nonrecurring charges. The expense ratio for health products was 23.0% for 1999, an improvement from the prior year expense ratio of 23.9%. The administrative expense ratio decreased in 1999 as a result of successfully leveraging the Company's expenses over a larger premium base. The health commission expense ratio increased slightly from 1998 as a result of growth in new business.

         Interest expense decreased to $3.6 million in 1999 from $4.3 million in 1998, excluding interest on the $70.0 million debt assumed by Newco/UWS in conjunction with the spin-off. In July 1998, the Company refinanced its debt replacing its subordinated notes with a bank line of credit at a lower interest rate, which accounted for the decrease in interest expense from 1998 to 1999.

         Amortization of goodwill and other intangible assets declined significantly in 1999 to $4.3 million from $8.8 million in 1998. The decrease was caused by the write-off of the Company's distribution system intangible asset as previously discussed.

         The effective tax rate for 1999 was 33.5% compared with 38.1% for 1998. The change in the effective tax rate related to the amortization of non-deductible goodwill and other permanent items in relation to pre-tax income.

DISCONTINUED OPERATIONS

         Income from discontinued operations reflects the operating results of Newco/UWS through September 25, 1998, the distribution date of the spin-off. Reported results of discontinued operations in 1998 included direct costs of $4.9 million associated with the spin-off.

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

         The Company's cash used in operations was $3.2 million for 2000 and cash provided by operations was $26.4 million for the year ended 1999. The decline in cash flows from operations is the result of the expected decline in business in force from 1999 to 2000, along with faster claim payment patterns in 2000 compared to 1999. Positive cash flows from operations in 1999 were principally the result of growth in membership during that year. Management believes that cash flows for 2001 will be positive as membership begins to grow again.

         The Company's insurance subsidiaries operate in states that require certain levels of regulatory capital and surplus and may restrict dividends to their parent companies. Based upon the financial statements of the Company's insurance subsidiaries as of December 31, 2000, as filed with the insurance regulators, no dividends may be paid by these subsidiaries without prior regulatory approval prior to December 2001, at which time the aggregate amount available without regulatory approval is $7.3 million.

         The National Association of Insurance Commissioners has adopted risk-based capital ("RBC") standards for life and health insurers designed to evaluate the adequacy of statutory capital and surplus in relation to various business risks faced by such insurers. The RBC formula is used by state insurance regulators as an early warning tool to identify insurance companies that potentially are inadequately capitalized. At December 31, 2000, the Company's principal insurance company subsidiaries had an RBC ratio that was substantially above the levels that would require regulatory action.

         During 2000, the Company's Board of Directors authorized an increase to the Company's share repurchase program to a maximum allowable repurchase of $18.0 million. The Company purchased 1.3 million shares of its outstanding common stock at an aggregate purchase price of $8.3 million during 2000. Since the inception of the program in 1999, the Company has purchased 2.4 million shares at an aggregate purchase price of $15.8 million.

         In determining when and whether to purchase future shares under the stock repurchase program, management considers market price, the number of shares actively traded in the market, indications of seller interest, the number of shares held by large shareholders, the effect of purchases on shareholder value and other relevant factors. Based on the unpredictability of these factors, no assurance can be given as to how many, if any, shares may be repurchased in the future.

         The Company maintains a revolving bank line of credit agreement ("Credit Agreement") with a maximum commitment of $40.0 million and a $10.0 million sublimit for swingline loans. At December 31, 2000, the outstanding balance of advances under the Credit Agreement was $35.2 million. The Credit Agreement contains customary covenants which, among other matters, require the Company to achieve certain minimum financial results and restrict the Company's ability to incur additional debt, pay future cash dividends, repurchase the Company's stock and dispose of assets outside the ordinary course of business. The Company was in compliance with all such covenants at December 31, 2000.

         The Credit Agreement was amended in July and November of 2000 to increase the maximum allowable limit on the Company's stock repurchase program. The November amendment also reduced the Company's available line of credit from $45.0 million to $40.0 million, which was scheduled to occur during the first quarter of 2001, and amended certain debt covenants within the Credit Agreement.

         In addition to internally generated funds and periodic borrowings on its existing bank line of credit, the Company believes that additional financing could be obtained as market conditions may permit or dictate.

         The Company does not expect to pay any cash dividends in the foreseeable future and intends to employ its earnings in the continued development of its business. The Company's future dividend policy will depend on its earnings, capital requirements, debt covenant restrictions, financial condition and other factors considered relevant by the Board of Directors.

MARKET RISK EXPOSURE

         The primary investment objective of the Company is to maximize investment income while controlling risks and preserving principal. The Company seeks to meet this investment objective through diversity of coupon rates, liquidity, investment type, industry, issuer and geographic location. Investment grade debt securities make up 96% of the Company's total investment portfolio. The below investment grade debt securities were principally at investment grade upon purchase and subsequently downgraded. The Company uses outside investment managers who seek to maximize return on the portfolio within the Company's investment guidelines. At December 31, 2000, $267.0 million or 99.1% of the Company's total investment portfolio was invested in debt securities.

         The bond portfolio had an average quality rating of Aa3 at December 31, 2000 and 1999, as measured by Moody's Investor Service. Almost the entire portfolio was classified as available for sale. The Company had no investment mortgage loans, nonpublicly traded securities (except for principal only strips of U.S. government securities), real estate held for investment or financial derivatives. The amortized cost of the total investment portfolio exceeded market value by $6.1 and $16.1 million at December 31, 2000 and 1999, respectively. Management believes that cash flow from operations will be sufficient for its cash flow needs and that liquidation of its investment portfolio will not be necessary.

         The primary market risk affecting the Company is interest rate risk. Assuming an immediate increase of 100 basis points in interest rates, the net hypothetical decline in fair value of shareholders' equity is estimated to be $6.6 million after-tax at December 31, 2000. This amount represents approximately 3.0% of the Company's shareholders' equity.

         At December 31, 2000, the fair value of the Company's borrowings under the line of credit facility approximated the carrying value. Market risk was estimated as the potential increase in the fair value resulting from a hypothetical 1% decrease in the Company's weighted average short-term borrowing rate at December 31, 2000, and was not materially different from the year end carrying value.

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

CAUTIONARY FACTORS

         This report and other documents or oral presentations prepared or delivered by and on behalf of the Company contain or may contain forward-looking statements. Such statements are based upon management's current expectations and are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those contemplated in the statements. Readers are cautioned not to place undue reliance on the forward-looking statements. When used in written documents or oral presentations, the terms "anticipate," "believe," "estimate," "expect," "objective," "plan," "possible," "potential," "project" and similar expressions are intended to identify forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that could cause the Company's actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

- Increasing health care costs resulting from the aging of the population, advances in medical technology, increased utilization of medical services and drugs, health care inflation (particularly technology-driven procedures and pharmacy costs), possible epidemics and natural disasters and other factors affecting the delivery and cost of health care that are beyond the Company's control.

- The Company's ability to profitably distribute and sell its products, including changes in business relationships with independent agents who sell the Company's products, the Company's ability to retain key producing sales agents, the Company's ability to expand its distribution network for MedOne products, competitive factors such as the entrance of additional competitors into the Company's markets, competitive pricing practices, demand for the Company's existing and new products, and the Company's ability to predict future health care cost trends and adequately price its products.

- Federal and state health care reform laws adopted in recent years, currently proposed (such as the "Patients' Bill of Rights") or that may be proposed in the future, which affect or may affect the Company's operations, products, profitability or business prospects. Reform laws adopted in recent years generally limit the ability of insurers and health plans to use risk selection as a method of controlling costs for small group business.

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

- Factors related to the Company's efforts to deal with adverse medical loss ratio in its small group health business (which include implementing significant rate increases, terminating business in unprofitable markets, and introducing redesigned products), including the willingness of employers and individuals to accept rate increases, premium repricing and redesigned products.

- The development of and changes in claims reserves, particularly for highly regulated markets and exited markets where insureds may be inclined to increase utilization prior to termination of their policies.

- The effectiveness of the Company's strategy to expand sales of its MedOne products for individuals and families, to focus its small group health product sales in core markets and to grow its ancillary products, including its life, dental and self-funded benefit administration business.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Market Risk Exposure" for information concerning potential market risks related to the Company's investment portfolio.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



Board of Directors and Shareholders
American Medical Security Group, Inc.


         We have audited the accompanying consolidated balance sheets of American Medical Security Group, Inc. and its subsidiaries, (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in shareholders' equity and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                                           /s/ Ernst & Young LLP


Milwaukee, Wisconsin
January 31, 2001

                      AMERICAN MEDICAL SECURITY GROUP, INC.


                           CONSOLIDATED BALANCE SHEETS

                                                                                               December 31,
                                                                                            2000          1999
                                                                                        ----------------------------
                                                                                              (IN THOUSANDS)
ASSETS:
Investments:
   Securities available for sale, at fair value:
     Fixed maturities                                                                     $   262,428   $   270,800
     Equity securities - preferred                                                              2,368         2,198
   Fixed maturity securities held to maturity, at amortized cost                                4,320         3,275
   Trading securities, at fair value                                                              260             -
                                                                                        ----------------------------
     Total investments                                                                        269,376       276,273

Cash and cash equivalents                                                                      15,606        17,266

Other assets:
   Property and equipment, net                                                                 32,451        32,624
   Goodwill and other intangibles, net                                                        107,562       111,347
   Other assets                                                                                46,928        65,584
                                                                                        ----------------------------
     Total other assets                                                                       186,941       209,555
                                                                                        ----------------------------

Total assets                                                                              $   471,923   $   503,094
                                                                                        ============================

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
   Medical and other benefits payable                                                     $   145,310   $   169,117
   Advance premiums                                                                            17,568        17,277
   Payables and accrued expenses                                                               25,902        25,044
   Notes payable                                                                               41,258        42,523
   Other liabilities                                                                           20,708        28,853
                                                                                        ----------------------------
     Total liabilities                                                                        250,746       282,814

Redeemable preferred stock - Series A adjustable rate
   nonconvertible, $1,000 stated value, 25,000 shares authorized                                    -             -

Shareholders' equity:
   Preferred stock (no par value, 475,000 shares authorized)                                        -             -
   Common stock (no par value, $1 stated value, 50,000,000 shares authorized,
     16,654,315 issued and 14,270,945 outstanding at December 31, 2000,
     16,653,646 issued and 15,532,146 outstanding at December 31, 1999)                        16,654        16,654
   Paid-in capital                                                                            187,956       187,952
   Retained earnings                                                                           36,295        33,626
   Accumulated other comprehensive loss (net of tax
     benefit of $2,126,000 in 2000 and $5,634,000 in 1999)                                     (3,948)      (10,464)
   Treasury stock (2,383,370 shares at December 31, 2000
     and 1,121,500 shares at December 31, 1999, at cost)                                      (15,780)       (7,488)
                                                                                        ----------------------------
     Total shareholders' equity                                                               221,177       220,280
                                                                                        ----------------------------

Total liabilities and shareholders' equity                                                $   471,923   $   503,094
                                                                                        ============================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      AMERICAN MEDICAL SECURITY GROUP, INC.


                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                  Year ended December 31,
                                                                              2000          1999          1998
                                                                         -------------------------------------------
                                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUES:

   Insurance premiums                                                      $   951,071    $ 1,056,107   $   914,017
   Net investment income                                                        18,682         18,912        24,220
   Other revenue                                                                20,112         22,361        22,632
                                                                         -------------------------------------------
     Total revenues                                                            989,865      1,097,380       960,869

EXPENSES:

   Medical and other benefits                                                  724,613        860,473       691,767
   Selling, general and administrative                                         251,767        268,059       242,073
   Interest                                                                      3,584          3,564         7,691
   Amortization of goodwill and other intangibles                                3,785          4,273         8,781
   Write-off of intangible assets and related charges                                -              -        15,453
                                                                         -------------------------------------------
     Total expenses                                                            983,749      1,136,369       965,765
                                                                         -------------------------------------------

Income (loss) from continuing operations,
   before income taxes                                                           6,116        (38,989)       (4,896)

Income tax expense (benefit)                                                     3,447        (13,043)       (1,868)
                                                                         -------------------------------------------

Income (loss) from continuing operations                                         2,669        (25,946)       (3,028)

Income from discontinued operations,
   less applicable income taxes                                                      -              -        10,003
                                                                         -------------------------------------------

Net income (loss)                                                          $     2,669    $   (25,946)  $     6,975
                                                                         ===========================================


Earnings (loss) per common share - basic
   Continuing operations                                                   $      0.18    $     (1.58)  $     (0.18)
   Discontinued operations                                                           -              -          0.60
                                                                         -------------------------------------------
Net income (loss) per common share - basic                                 $      0.18    $     (1.58)  $      0.42
                                                                         ===========================================

Earnings (loss) per common share - diluted
   Continuing operations                                                   $      0.18    $     (1.58)  $     (0.18)
   Discontinued operations                                                           -              -          0.60
                                                                         -------------------------------------------
Net income (loss) per common share - diluted                               $      0.18    $     (1.58)  $      0.42
                                                                         ===========================================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      AMERICAN MEDICAL SECURITY GROUP, INC.


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Year ended December 31,
                                                                              2000          1999          1998
                                                                         -------------------------------------------
                                                                                       (IN THOUSANDS)

OPERATING ACTIVITIES:

   Income (loss) from continuing operations                                $     2,669    $   (25,946)  $    (3,028)
   Adjustments to reconcile income (loss) from continuing
     operations to net cash provided by (used in) operating activities:
       Depreciation and amortization                                             9,762         11,038        15,343
       Write-off of intangible assets                                                -              -        12,833
       Net realized investment losses (gains)                                      325            854        (3,670)
       Net change in trading securities                                           (260)             -             -
       Deferred income tax expense (benefit)                                     6,029         (7,112)       (8,256)
       Changes in operating accounts:
         Other assets                                                            9,119        (12,945)       (4,869)
         Medical and other benefits payable                                    (23,807)        55,984       (14,911)
         Advance premiums                                                          291           (880)       (2,004)
         Payables and accrued expenses                                             858          1,605        (6,129)
         Other liabilities                                                      (8,145)         3,830        10,982
                                                                         -------------------------------------------
           Net cash provided by (used in) operating activities                  (3,159)        26,428        (3,709)

INVESTING ACTIVITIES:

   Acquisition of subsidiaries (net of cash and cash
     equivalents acquired in 1998 of $2,773,000)                                     -              -         2,623
   Purchases of available for sale securities                                  (14,512)      (190,834)     (347,931)
   Proceeds from sale of available for sale securities                          25,460        172,086       300,416
   Proceeds from maturity of available for sale securities                       4,045         20,805        20,225
   Purchases of held to maturity securities                                          -           (686)         (540)
   Proceeds from maturity of held to maturity securities                           630            770         1,100
   Purchases of property and equipment                                          (4,584)        (2,976)       (3,326)
   Proceeds from sale of property and equipment                                     13          1,049           254
                                                                         -------------------------------------------
           Net cash provided by (used in) investing activities                  11,052            214       (27,179)

FINANCING ACTIVITIES:

   Cash dividends paid                                                               -              -        (5,956)
   Issuance of common stock                                                          4              5         2,356
   Purchase of treasury stock                                                   (8,292)        (7,488)            -
   Proceeds from notes payable borrowings                                       39,158          5,000        45,158
   Repayment of notes payable                                                  (40,423)       (17,541)      (46,944)
                                                                         -------------------------------------------
           Net cash used in financing activities                                (9,553)       (20,024)       (5,386)

Net cash provided by discontinued operations                                         -              -         1,631
                                                                         -------------------------------------------

Cash and cash equivalents:
   Net increase (decrease) during year                                          (1,660)         6,618       (34,643)
   Balance at beginning of year                                                 17,266         10,648        45,291
                                                                         -------------------------------------------
           Balance at end of year                                          $    15,606    $    17,266   $    10,648
                                                                         ===========================================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      AMERICAN MEDICAL SECURITY GROUP, INC.


  CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND
                          COMPREHENSIVE INCOME (LOSS)

                                                                                           Accumulated
                                                                                              Other
                                               Common Stock         Paid-In     Retained  Comprehensive   Treasury
                                          ------------------------
                                            Shares      Amount      Capital     Earnings   Income (Loss)   Stock       Total
                                          --------------------------------------------------------------------------------------
                                                                    (IN THOUSANDS, EXCEPT SHARE DATA)
Balance at January 1, 1998                16,509,578    $  16,510   $ 186,768    $ 117,331   $   5,768   $       -    $ 326,377

Comprehensive income:
  Net income                                                                         6,975                                6,975
  Change in net unrealized gain on
    securities, net of taxes of $642,000                                                        (4,613)                  (4,613)
                                                                                                                    ------------
Comprehensive income                                                                                                      2,362
                                                                                                                    ------------

Cash dividends paid on common stock
  ($0.36 per share)                                                                 (5,956)                              (5,956)

Issuance of common stock                      143,601         143       2,213                                             2,356

Distribution of Newco/UWS to
  Shareholders                                                                     (58,778)         90                  (58,688)
                                          --------------------------------------------------------------------------------------

Balance at December 31, 1998              16,653,179       16,653     188,981       59,572       1,245           -      266,451

Comprehensive loss:
  Net loss                                                                         (25,946)                             (25,946)
  Change in net unrealized gain on
    securities, net of taxes of $6,304,000                                                     (11,709)                 (11,709)
                                                                                                                    ------------
  Comprehensive loss                                                                                                    (37,655)
                                                                                                                    ------------

Issuance of common stock                          467           1           4                                                 5

Stock option forfeiture                                                (1,033)                                           (1,033)

Purchase of treasury stock
  (1,121,500 shares, at cost)                                                                               (7,488)      (7,488)
                                          --------------------------------------------------------------------------------------

Balance at December 31, 1999              16,653,646       16,654     187,952       33,626     (10,464)     (7,488)     220,280

Comprehensive income:
  Net income                                                                         2,669                                2,669
  Change in net unrealized loss on
    securities, net of taxes of $3,508,000                                                       6,516                    6,516
                                                                                                                    ------------
Comprehensive income                                                                                                      9,185
                                                                                                                    ------------

Issuance of common stock                          669                       4                                                 4

Purchase of treasury stock
  (1,261,870 shares, at cost)                                                                               (8,292)      (8,292)
                                          --------------------------------------------------------------------------------------

Balance at December 31, 2000              16,654,315    $  16,654   $ 187,956    $  36,295   $  (3,948)  $ (15,780)   $ 221,177
                                       =========================================================================================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      AMERICAN MEDICAL SECURITY GROUP, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION

         American Medical Security Group, Inc., together with its subsidiary companies ("AMSG" or the "Company"), is a provider of health care benefits and insurance products for individuals and small employer groups. The Company's principal product offering is health insurance for small employer groups and health insurance for individuals and families ("MedOne"). The Company also offers life, dental, prescription drug, disability and accidental death insurance, and provides self-funded benefit administration. The Company's products are actively marketed in 32 states and the District of Columbia through independent agents. Approximately 70 Company sales managers located in sales offices throughout the United States support the independent agents. The Company's products generally provide discounts to insureds that utilize preferred provider organizations ("PPOs"). AMSG owns a preferred provider network and also contracts with several other networks to ensure cost-effective health care choices to its customers.

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

         INVESTMENTS

         The Company's investments are classified in three categories. Investments that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and are reported at amortized cost. Assets which are invested for the purpose of supporting the Company's nonqualified executive retirement plan are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings as net investment income. All other investments are classified as available-for-sale securities and are reported at fair value based on quoted market prices, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity as accumulated other comprehensive income or loss, net of income tax effects. Realized gains and losses from the sale of available-for-sale debt and equity securities are calculated using the specific identification method.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The fair values of investments are reported in Note 3. The fair values of all other financial instruments approximate their December 31, 2000 and 1999 carrying values.

         GOODWILL AND OTHER INTANGIBLES

         Goodwill represents the excess of cost over the fair market value of net assets acquired. Goodwill and other intangible assets are being amortized on a straight-line basis over a period of 40 years or less. Accumulated amortization was $16,461,000 and $12,676,000 at December 31, 2000 and 1999,
respectively.

         The Company periodically evaluates whether events and circumstances have occurred that may affect the estimated useful life or the recoverability of the remaining balance of its intangibles. A study conducted during 1998 determined that the Company's sales distribution system intangible assets were impaired. The sales distribution system was acquired on December 3, 1996 in conjunction with the purchase of the Company's small group business. Since the acquisition, the Company has largely eliminated its commission-based sales distribution system, replacing it with salaried sales offices. This resulted in an after-tax charge to 1998 operations of $9,251,000 or $0.56 per share, including $7,683,000 of intangible distribution system assets and $1,568,000 of related costs. The Company's management believes that no impairment of goodwill or other intangible assets exists at December 31, 2000.

         REVENUE RECOGNITION

         Premiums for health and life policies are recognized ratably over the period that insurance coverage is provided. Other revenue, including administrative fee income from claim processing and other administrative services, is recognized in the period the service is provided.

         MEDICAL AND OTHER BENEFITS

         The liabilities for medical and other benefits are determined using statistical analyses and represent estimates of the ultimate net cost of all reported and unreported claims that are unpaid at year end. The Company's year-end claim liabilities are substantially satisfied through claim payments in the subsequent year. Management believes that the liabilities for insurance claims are adequate. The liability for unpaid claims of $139,457,000 at December 31, 1999, developed redundant in the subsequent year by $3,397,000. The liability for unpaid claims of $101,721,000 at December 31, 1998, developed deficient by $10,398,000 in the subsequent year. The liability for unpaid claims of $123,907,000 at December 31, 1997, developed deficient by $1,228,000 in the subsequent year. The estimates are reviewed periodically and, as adjustments to the liabilities become necessary, the adjustments are reflected in current operations.

         PREMIUM DEFICIENCY RESERVES

         The Company recognizes premium deficiency reserves on an existing group of insurance contracts when the sum of expected future claim costs, claim adjustment expenses and related maintenance expenses exceeds the expected future premium revenue and investment income. Insurance contracts are grouped as relating to highly regulated markets or all other markets consistent with the Company's manner of acquiring, servicing and measuring the profitability of its business. Highly regulated markets are identified based on significant rating restrictions, states' general legislative and regulatory environments, and the Company's ability to effectively underwrite risk. The Company continues to evaluate assumptions and updates the premium deficiency reserves as necessary.

         During 1999, the Company established a premium deficiency reserve of $19,200,000 for its highly regulated markets. At December 31, 2000 and 1999, the Company had remaining recorded premium deficiency reserves totaling $1,142,000 and $16,700,000, respectively, which are included in medical and other benefits payable in the accompanying balance sheets. No premium deficiency reserves were recorded prior to 1999.

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

         The Company limits the maximum net loss that can arise from certain lines of business by reinsuring (ceding) a portion of these risks with other insurance organizations (reinsurers) on an excess of loss or quota share basis. The Company's retention limit per covered life is $500,000 per policy year for medical claims and $50,000 for life claims. The Company is contingently liable on reinsurance ceded in the event that the reinsurers do not meet their contractual obligations.

         A summary of reinsurance assumed and ceded is as follows:

                                                                                  Year ended December 31,
                                                                              2000          1999          1998
                                                                         -------------------------------------------
                                                                                       (IN THOUSANDS)

Reinsurance assumed:
   Insurance premiums                                                      $     8,725    $    58,924   $    45,056
   Medical and other benefits                                                    9,921         52,137        37,593

Reinsurance ceded:
   Insurance premiums                                                      $     2,523    $     4,916   $    16,936
   Medical and other benefits                                                    3,250          7,897        14,099


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

         INCOME TAXES

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. A valuation allowance is recognized when, based on available evidence, it is more likely than not that the deferred tax asset may not be realized.

         RELATED PARTIES

         The Company has deferred compensation payable to employees of $3,388,000 and $3,597,000 at December 31, 2000 and 1999, respectively.

         EARNINGS PER COMMON SHARE

         A reconciliation of the numerator and denominator of the basic and diluted earnings per common share ("EPS") is as follows:

                                                                                  Year ended December 31,
                                                                              2000          1999          1998
                                                                         ------------------------------------------------
                                                                          (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Numerator:
   Income (loss) from continuing operations                                $     2,669    $   (25,946)  $    (3,028)
                                                                         ================================================

Denominator:
   Denominator for basic EPS - weighted average shares                      14,898,652     16,470,096    16,558,887
   Effect of dilutive securities - employee stock options                      150,651              -             -
                                                                         ------------------------------------------------
     Denominator for diluted EPS                                            15,049,303     16,470,096    16,558,887
                                                                         ================================================

Income (loss) from continuing operations per common share:
   Basic                                                                   $      0.18    $     (1.58)  $     (0.18)
   Diluted                                                                 $      0.18    $     (1.58)  $     (0.18)


         Options to purchase 3,460,130 shares of common stock were outstanding at the end of 2000 and all but 1,429,960 were excluded from the computation of diluted earnings per share because the option's exercise price was greater than the average market price of common shares and, therefore, the effect would be antidilutive. There was no effect of dilutive securities for 1999 and 1998 because employee stock options were antidilutive during such periods.

         COMPREHENSIVE INCOME (LOSS)

         Comprehensive income (loss) is defined as net income (loss) plus or minus other comprehensive income (loss). For the Company, under existing accounting standards, other comprehensive income (loss) includes unrealized gains and losses, net of income tax effects, on certain investments in debt and equity securities. Comprehensive income (loss) is reported by the Company in the consolidated statements of changes in shareholders' equity and comprehensive income (loss).

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

         The net assets of Newco/UWS consisted of assets and liabilities of the managed care and specialty management business along with $70,000,000 in debt that was assumed by Newco/UWS in conjunction with the Distribution. Newco/UWS was renamed "United Wisconsin Services, Inc." The operations of Newco/UWS, along with direct costs of approximately $4,900,000 associated with the spin-off, are reflected in discontinued operations. Discontinued operations reported total revenues of $488,033,000 for 1998. Interest expense on the $70,000,000 debt assumed by Newco/UWS is reflected in continuing operations only through September 11, 1998.


3. INVESTMENTS

         Net investment income from continuing operations includes the following:

                                                                                  Year ended December 31,
                                                                              2000          1999          1998
                                                                         -------------------------------------------
                                                                                       (IN THOUSANDS)
Interest on fixed maturities                                               $    17,867    $    18,731   $    18,437
Dividends on equity securities                                                     148            134           716
Realized gains                                                                     111          1,351         5,078
Realized losses                                                                   (436)        (2,205)       (1,408)
Unrealized loss on trading securities                                              (21)             -             -
Interest on cash equivalents and other investment income                         1,629          1,581         2,112
                                                                         -------------------------------------------
   Gross investment income                                                      19,298         19,592        24,935
Investment expenses                                                               (616)          (680)         (715)
                                                                         -------------------------------------------
     Net investment income                                                 $    18,682    $    18,912   $    24,220
                                                                         ===========================================


         Unrealized gains (losses) are computed as the difference between estimated fair value and amortized cost for fixed maturities and equity securities classified as available for sale. A summary of the net change in unrealized gains (losses), which is included in accumulated other comprehensive income (loss), is as follows:

                                                                                  Year ended December 31,
                                                                              2000          1999          1998
                                                                         -------------------------------------------
                                                                                       (IN THOUSANDS)


Fixed maturities                                                           $     9,854    $   (17,753)  $    (1,849)
Equity securities                                                                  170           (260)         (105)
Discontinued operations, net of deferred income taxes                                -              -        (3,211)
                                                                         -------------------------------------------
   Net change in unrealized gains (losses)                                 $    10,024    $   (18,013)  $    (5,165)
                                                                         ===========================================

         Changes in accumulated other comprehensive income (loss) related to changes in unrealized gains and losses on securities are as follows:

                                                                                  Year ended December 31,
                                                                              2000          1999          1998
                                                                         -------------------------------------------
                                                                                       (IN THOUSANDS)
Change in net unrealized gain (loss) on securities, net of taxes           $     6,727    $   (12,264)  $     1,074
Less:  reclassification adjustment for gains (losses) included in net income (loss), net of tax benefit of $114,000 and $299,000 in
   2000 and 1999, respectively and tax expense of $1,284,000 in 1998              (211)          (555)        2,386
                                                                         -------------------------------------------
     Change in net unrealized gain (loss) from continuing operations,
       net of taxes                                                              6,516        (11,709)       (1,312)
     Change in net unrealized gain from discontinued operations,
       net of taxes                                                                  -              -        (3,211)
                                                                         -------------------------------------------
     Change in net unrealized gain (loss) on securities, net of taxes      $     6,516    $   (11,709)  $    (4,523)
                                                                         ===========================================


         The amortized cost and estimated fair values of investments are as follows:

                                                                             Gross          Gross
                                                             Amortized     Unrealized    Unrealized     Estimated
                                                               Cost          Gains         Losses      Fair Value
                                                           ---------------------------------------------------------
                                                                                (IN THOUSANDS)
AT DECEMBER 31, 2000:
Available for sale:
   Fixed maturities:
     U.S. Treasury securities                                $    51,657   $       160    $      (340)  $    51,477
     Corporate debt securities                                   145,817           213         (5,142)      140,888
     Foreign government securities                                15,614            82           (356)       15,340
     Government agency mortgage-backed securities                 37,718            45           (513)       37,250
     Municipal securities                                         17,556             6            (89)       17,473
                                                           ---------------------------------------------------------
                                                                 268,362           506         (6,440)      262,428
   Equity securities - preferred                                   2,508             -           (140)        2,368
Held to maturity:
   U.S. Treasury securities                                        4,320            10            (16)        4,314
                                                           ---------------------------------------------------------
                                                             $   275,190   $       516    $    (6,596)  $   269,110
                                                           =========================================================


                                                                             Gross          Gross
                                                             Amortized     Unrealized    Unrealized     Estimated
                                                               Cost          Gains         Losses      Fair Value
                                                           ---------------------------------------------------------
                                                                                (IN THOUSANDS)
AT DECEMBER 31, 1999:
Available for sale:
   Fixed maturities:
     U.S. Treasury securities                                $    54,150   $         -    $    (3,488)  $    50,662
     Corporate debt securities                                   152,312            90         (9,067)      143,335
     Foreign government securities                                16,638             -           (686)       15,952
     Government agency mortgage-backed securities                 44,102            12         (1,914)       42,200
     Municipal securities                                         19,386             -           (735)       18,651
                                                           ---------------------------------------------------------
                                                                 286,588           102        (15,890)      270,800
   Equity securities - preferred                                   2,508             -           (310)        2,198
Held to maturity:
   U.S. Treasury securities                                        3,275             3            (54)        3,224
                                                           ---------------------------------------------------------
                                                             $   292,371   $       105    $   (16,254)  $   276,222
                                                           =========================================================

         The amortized cost and estimated fair values of debt securities at December 31, 2000 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations.

                                                                Available-for-Sale           Held-to-Maturity
                                                             Amortized     Estimated      Amortized     Estimated
                                                               Cost        Fair Value       Cost       Fair Value
                                                           ---------------------------------------------------------
                                                                                (IN THOUSANDS)
   Due in one year or less                                   $    14,399   $    14,060    $       300   $       300
   Due after one through five years                              114,655       112,416          2,704         2,699
   Due after five through ten years                               64,216        62,884          1,316         1,315
   Due after ten years                                            37,374        35,818              -             -
                                                           ---------------------------------------------------------
                                                                 230,644       225,178          4,320         4,314
Government agency mortgage-backed securities                      37,718        37,250              -             -
                                                           ---------------------------------------------------------
                                                             $   268,362   $   262,428    $     4,320   $     4,314
                                                           =========================================================


         At December 31, 2000, the insurance subsidiaries had fixed securities and cash equivalents on deposit with various state insurance departments with carrying values of approximately $4,520,000.


4. PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost and are summarized as follows:

                                                                                               December 31,
                                                                                            2000          1999
                                                                                        -----------------------------
                                                                                              (IN THOUSANDS)
Land and land improvements                                                                $     3,890   $     3,882
Building and building improvements                                                             24,301        24,175
Computer equipment and software                                                                13,024         9,668
Furniture and other equipment                                                                  13,495        13,476
                                                                                        -----------------------------
                                                                                               54,710        51,201
Less accumulated depreciation                                                                 (22,259)      (18,577)
                                                                                        ----------------------------
                                                                                          $    32,451   $    32,624
                                                                                        =============================


         The Company recognized depreciation expense on property and equipment of $4,656,000, $4,544,000, and $5,450,000 in 2000, 1999 and 1998, respectively.

5. DEBT

         Notes payable consists of the following:


                                                                                               December 31,
                                                                                            2000          1999
                                                                                        ----------------------------
                                                                                              (IN THOUSANDS)
Line of credit, commercial banks, adjusted periodically,
   interest payments due quarterly through July 31, 2003                                  $    35,158   $    35,158

Mortgage payable, commercial bank, 9.05% interest, monthly
   principal payments of $100,000 plus interest through January 1, 2004                         6,100         7,300

Promissory note, 8.00% interest                                                                     -            65
                                                                                        ----------------------------
                                                                                          $    41,258   $    42,523
                                                                                        ============================


         The Company maintains a revolving bank line of credit agreement ("Credit Agreement") with a maximum commitment of $40,000,000 and a $10,000,000 sublimit for swingline loans. At December 31, 2000, the outstanding balance of advances under the Credit Agreement was $35,158,000. Interest is charged on the outstanding balance based upon an indexed floating rate of interest. The swingline loans may be used for short-term borrowings and are required to be repaid no later than 30 days after they are made. All swingline loans bear interest at the floating rate. The Credit Agreement contains customary covenants which, among other matters, require the Company to achieve certain minimum financial results and restrict the Company's ability to incur additional debt, pay future cash dividends and dispose of assets outside the ordinary course of business.

         The Credit Agreement was amended in July and November of 2000 to increase the maximum allowable limit on the Company's stock repurchase program. The November amendment also reduced the Company's available line of credit from $45,000,000 to $40,000,000, which was scheduled to occur during the first quarter of 2001, and amended certain debt covenants within the Credit Agreement. In addition, the Company is required to maintain a minimum cash deposit of $1,500,000 in an account at the lender's institution as collateral for the loan.

         The mortgage payable is collateralized by the Company's home office property located in Green Bay, Wisconsin. The Company believes the carrying value of all notes payable approximates fair value.

         Future annual principal amounts due for all notes are $1,200,000 for 2001, $1,358,000 for 2002, $11,200,000 for 2003, $12,500,000 for 2004, and
$15,000,000 for 2005. During 2000, 1999 and 1998, interest paid totaled $4,005,000, $3,547,000 and $6,971,000, respectively.

6. INCOME TAXES

         The Company and most of its subsidiaries file a consolidated federal income tax return. The Company and its subsidiaries file separate state franchise, income and premium tax returns as applicable.

         The Company had a net federal income tax receivable of $2,094,000 and $6,377,000 at December 31, 2000 and 1999, respectively. The Company and its subsidiaries had state net business loss carryforwards totaling $98,927,000 at December 31, 2000, which will begin to expire in the year 2008. The Company received net federal and state income tax refunds of $6,910,000 in 2000 and paid net federal and state income taxes of $1,496,000 in 1999 and $710,000 in 1998.

         The components of income tax expense (benefit) are as follows:

                                                                                  Year ended December 31,
                                                                              2000          1999          1998
                                                                         -------------------------------------------
                                                                                       (IN THOUSANDS)
Current:
   Federal                                                                 $    (3,077)   $    (5,965)  $     5,295
   State                                                                           495             34         1,091
                                                                         -------------------------------------------
                                                                                (2,582)        (5,931)        6,386
Deferred:
   Federal                                                                       5,673         (6,244)       (5,522)
   State                                                                           356           (868)       (2,732)
                                                                         -------------------------------------------
                                                                                 6,029         (7,112)       (8,254)
                                                                         -------------------------------------------

Income tax expense (benefit) from continuing operations                          3,447        (13,043)       (1,868)
Income tax expense from discontinued operations                                      -              -         9,028
                                                                         -------------------------------------------
   Total income tax expense (benefit)                                      $     3,447    $   (13,043)  $     7,160
                                                                         ===========================================


         The differences between taxes computed at the federal statutory rate and recorded income taxes attributable to continuing operations are as follows:

                                                                                  Year ended December 31,
                                                                              2000          1999          1998
                                                                         -------------------------------------------
                                                                                       (IN THOUSANDS)


Income tax expense (benefit) at federal statutory rate                     $     2,141    $   (13,658)  $    (1,714)
Goodwill amortization                                                              829            879           878
State income and franchise taxes, net of federal benefit                           415           (565)       (1,066)
Other, net                                                                          62            301            34
                                                                         -------------------------------------------
   Income tax expense (benefit) from continuing operations                 $     3,447    $   (13,043)  $    (1,868)
                                                                         ===========================================

         Significant components of the Company's federal and state deferred tax liabilities and assets are as follows:

                                                                December 31, 2000            December 31, 1999
                                                              Federal        State         Federal        State
                                                           ---------------------------------------------------------
                                                                                (IN THOUSANDS)
Deferred tax assets:
   Insurance liabilities                                     $     2,031   $       137    $     7,449   $       662
   Unearned income                                                 1,348            82          1,256            80
   Unrealized losses on investments                                2,126             -          5,634             -
   Employee compensation and benefits                              2,977           538          3,154           586
   Accrued expenses                                                2,087           371          2,194           423
   Specified policy acquisition costs                                874            45            910            47
   Net business loss carryforwards                                 1,082         6,176          1,082         5,518
   Other deductible temporary differences                          2,584           492            229           370
                                                           ---------------------------------------------------------
                                                                  15,109         7,841         21,908         7,686
   Valuation allowances                                           (1,082)       (2,779)        (1,082)       (2,467)
                                                           ---------------------------------------------------------
                                                                  14,027         5,062         20,826         5,219

Deferred tax liabilities:
   Intangibles                                                     6,790         1,533          7,097         1,596
   Prepaid assets                                                  1,346           151          1,369           158
   Depreciation and amortization                                   1,462           278            127            23
   Other taxable temporary differences                             2,112            26            734            13
                                                           ---------------------------------------------------------
                                                                  11,710         1,988          9,327         1,790
                                                           ---------------------------------------------------------

Net deferred tax assets                                      $     2,317   $     3,074    $    11,499   $     3,429
                                                           =========================================================

         The federal deferred benefit arising from the deductibility of state deferred tax is included as a component of other federal deferred taxes. The net deferred tax assets are included in other assets in the accompanying balance sheets.

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

         The Company is involved in various legal and regulatory actions occurring in the normal course of its business. In the opinion of management, adequate provision has been made for losses that may result from the above-mentioned and other legal and regulatory actions; accordingly, the outcome of these matters is not expected to have a material adverse effect on the consolidated financial statements.


8. SHAREHOLDERS' EQUITY

         STATUTORY FINANCIAL INFORMATION

         State insurance laws and regulations prescribe accounting practices for determining statutory net income and equity for insurance companies. These regulations require, among other matters, the filing of financial statements prepared in accordance with statutory accounting practices prescribed or permitted for insurance companies. The combined statutory surplus of the Company's insurance subsidiaries, United Wisconsin Life Insurance Company and American Medical Security Insurance Company of Georgia, at December 31, 2000 and 1999, was $153,912,000 and $155,937,000, respectively.

         State insurance regulations also require the maintenance of a minimum compulsory surplus based on a percentage of premiums written. At December 31, 2000, the Company's insurance subsidiaries were in compliance with these compulsory regulatory requirements.

         The National Association of Insurance Commissioners revised the Accounting Practices and Procedures Manual in a process referred to as Codification. The revised manual will be effective January 1, 2001. Codification has changed certain prescribed statutory accounting practices and will result in changes to the accounting practices that the insurance subsidiaries of the Company use to prepare their statutory-basis financial statements. Management believes that the impact of Codification to the Company's insurance subsidiaries' statutory-basis capital and surplus will not be material.

         RESTRICTIONS ON DIVIDENDS FROM SUBSIDIARIES

         Dividends paid by the insurance subsidiaries to the Company are limited by state insurance regulations. The insurance regulator in the state of domicile may disapprove any dividend that, together with other dividends paid by an insurance company in the prior twelve months, exceeds the regulatory maximum as computed for the insurance company based on its statutory surplus and net income. Based upon the financial statements of the Company's insurance subsidiaries as of December 31, 2000, as filed with the insurance regulators, no dividends may be paid without prior regulatory approval prior to December 2001, at which time the aggregate amount available without regulatory approval is $7,274,000.

9. EMPLOYEE BENEFIT PLANS

         RETIREMENT SAVINGS PLAN

         The Company's employees are included in a qualified defined contribution plan (the "Retirement Savings Plan") with profit sharing and discretionary savings provisions covering all eligible salaried and hourly employees. Participant contributions up to 6% of the participant's compensation are matched 60% by the Company. Profit sharing contributions to the Retirement Savings Plan are determined annually by the Company. Participants vest in Company contributions in three years. The Company recognized expense associated with the Retirement Savings Plan of $1,944,000, $1,610,000 and $1,449,000 in 2000, 1999 and 1998, respectively.

         NONQUALIFIED EXECUTIVE RETIREMENT PLAN

         During 2000, the Company adopted a nonqualified executive retirement plan (the "Nonqualified Plan") to provide key management with the opportunity to accumulate deferred compensation which cannot be accumulated under the Retirement Savings Plan due to compensation limitations imposed by the Internal Revenue Service. The Nonqualified Plan is funded through a rabbi trust and has contribution and investment options similar to those of the Retirement Savings Plan. The Company recognized expense associated with the Nonqualified Plan of $77,000 during 2000.

         STOCK BASED COMPENSATION PLANS

         The Company has a stock-based compensation plan, the Equity Incentive Plan (the "Plan"), for the benefit of eligible employees and directors of the Company. The Plan permits the grant of nonqualified stock options ("NQSO"), incentive stock options, stock appreciation rights, restricted stock awards and performance awards. Persons eligible to participate in the Plan include all full-time active employees and outside directors of the board of directors. The Plan allows for the granting of up to 4,000,000 shares of which 282,690 shares are available for grant as of December 31, 2000. No benefits other than NQSOs have been granted under the plan.

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

         On November 17, 1998, the Company and a key executive entered into a deferred stock agreement. Under the agreement the Company has an obligation to issue 73,506 shares of AMSG common stock provided the executive remains continuously employed with AMSG through November 17, 2002. The Company incurred expense of $225,000 in 2000 and 1999 and $28,000 in 1998 related to this agreement.

         The Company also has a Director Stock Option Plan which permits the grant of NQSOs. The plan allows for the granting of up to 75,000 shares of which 14,000 shares are available for grant, as of December 31, 2000.

         Effective January 1, 2000, the Company adopted a deferred compensation plan for the benefit of certain outside directors of the Company who wish to defer the receipt of eligible compensation which they may otherwise be entitled to receive from the Company. Directors who choose to participate in the plan may elect to have their deferred compensation credited to, in whole or in part, either an interest account or a Company stock unit account.

         Stock option activity for all plans is as follows:

                                                                                           December 31,
                                                                              2000             1999              1998
                                                                        ----------------------------------------------------
TOTAL NUMBER OF NQSOS
Outstanding at beginning of year                                               2,809,143        2,918,893         2,217,307
Granted                                                                          715,000          999,000           874,560
Exercised                                                                              -                -          (114,028)
Forfeited                                                                        (64,013)      (1,108,750)          (20,000)
Spin-off related:
   Conversion to UWS options(a)                                                        -                -          (351,322)
   AMSG modification(b)                                                                -                -           312,376
                                                                        ----------------------------------------------------
Outstanding at end of year                                                     3,460,130        2,809,143         2,918,893
                                                                        ====================================================

Exercisable at end of year                                                     1,807,963        1,504,976         2,365,893
Available for grant at end of year                                               296,690          947,677           837,927

WEIGHTED AVERAGE EXERCISE PRICE OF NQSOS
Outstanding at beginning of year                                                  $11.10           $15.18            $27.02
Granted - Exercise price equals market price on grant date                          5.28             7.33             10.75
Granted - Exercise price is less than market price on grant date                       -                -                 -
Granted - Exercise price exceeds market price on grant date                            -                -             12.00
Exercised                                                                              -                -              4.15
Forfeited                                                                          13.14            18.45             18.44
Outstanding at end of year                                                          9.86            11.10             15.18
Exercisable at end of year                                                         12.60            13.68             16.23

NQSOS BY EXERCISE PRICE RANGE
Range of exercise prices                                                 $  3.01 - $8.88  $  3.01 - $8.88             $3.01
Weighted average exercise price                                                    $5.71            $6.07             $3.01
Weighted average remaining contractual life (years)                                11.03            11.34              3.93
Exercisable at end of year                                                       260,877           47,960            47,960
Outstanding at end of year                                                     1,571,960          856,960            47,960
Weighted average exercise price of options exercisable at end of year              $5.64            $3.01             $3.01

Range of exercise prices                                                 $10.25 - $14.38  $10.25 - $14.38   $10.25 - $14.38
Weighted average exercise price                                                   $11.54           $11.53            $11.38
Weighted average remaining contractual life (years)                                 8.75             9.79             10.62
Exercisable at end of year                                                       848,151          734,848           595,765
Outstanding at end of year                                                     1,189,234        1,230,015         1,148,765
Weighted average exercise price of options exercisable at end of year             $11.66           $11.76            $12.01

Range of exercise prices                                                 $15.76 - $22.74  $15.76 - $22.74   $15.76 - $22.74
Weighted average exercise price                                                   $16.33           $16.33            $18.06
Weighted average remaining contractual life (years)                                 7.48             8.50              5.69
Exercisable at end of year                                                       698,936          722,168         1,722,168
Outstanding at end of year                                                       698,936          722,168         1,722,168
Weighted average exercise price of options exercisable at end of year             $16.33           $16.33            $18.06

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

         The Black-Scholes option valuation model is commonly used in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Since the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimates, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

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

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                                                  Year ended December 31,
                                                                              2000          1999          1998
                                                                         -------------------------------------------
                                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Pro forma net income (loss)                                                $     1,736    $   (26,429)  $     6,484

Pro forma earnings (loss) per common share:
   Basic                                                                   $      0.12    $     (1.60)  $      0.39
   Diluted                                                                 $      0.12    $     (1.60)  $      0.39

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

         In determining compensation cost pursuant to SFAS No. 123, the fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                                  Year ended December 31,
                                                                              2000          1999          1998
                                                                         -------------------------------------------
Expected life of options                                                    6.00 years     6.00 years    3.55 years
Risk-free interest rate                                                         5.73%          6.13%         4.53%
Expected dividend yield                                                         0.00%          0.00%         0.00%
Expected volatility factor                                                        56%            45%           39%
Grant date fair value of options:
   Exercise price equals market price                                      $      3.09    $      3.84   $      4.83
   Exercise price is less than market price                                $         -    $         -   $      7.37
   Exercise price exceeds market price                                     $         -    $         -   $      1.77

10. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         Selected quarterly financial data for the years ended December 31, 2000 and 1999 are as follows:

                                                                         Quarter
                                             -----------------------------------------------------------------------
                                                 First        Second         Third         Fourth         Total
                                             -----------------------------------------------------------------------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
2000
Total revenues                                 $   257,677   $   250,326   $   241,756    $   240,106   $   989,865
Net income (loss)                                    1,659         2,260        (1,376)           126         2,669

Net income (loss) per common share
   Basic                                              0.11          0.15         (0.09)          0.01          0.18
   Diluted                                            0.11          0.15         (0.09)          0.01          0.18

1999
Total revenues                                 $   274,053   $   274,396   $   276,101    $   272,830    $1,097,380
Net income (loss)                                    2,995        (3,530)      (25,925)           514       (25,946)

Net income (loss) per common share
   Basic                                              0.18         (0.21)        (1.57)          0.03         (1.58)
   Diluted                                            0.18         (0.21)        (1.57)          0.03         (1.58)

Note: The sum of the four quarters may not equal the earnings (loss) per common share for the year due to the change in the number of shares outstanding during the year.


11. SEGMENTS OF THE BUSINESS

         The Company has two reportable segments: 1) health insurance products and 2) life insurance products. The Company's health insurance products consist of the following coverages related to small group PPO products: MedOne and small group medical, self-funded medical, dental and short-term disability. Life products consist primarily of group term life insurance. The "All Other" segment includes operations not directly related to the business segments and unallocated corporate items (i.e., corporate investment income, interest expense on corporate debt, amortization of goodwill and intangibles and unallocated overhead expenses). The Company's All Other segment also includes data for its HMO subsidiary. The reportable segments are managed separately because they differ in the nature of the products offered and in profit margins.

         The Company evaluates segment performance based on profit or loss from continuing operations before income taxes, excluding gains and losses on the Company's investment portfolio. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intercompany transactions have been eliminated prior to reporting reportable segment information.

YEAR ENDED DECEMBER 31, 2000:                                 Health          Life                        Total
                                                             Insurance     Insurance      All Other   Consolidated
                                                           ---------------------------------------------------------
                                                                                (IN THOUSANDS)
REVENUES:

   Insurance premiums                                        $   907,722   $    22,578    $    20,771   $   951,071
   Net investment income                                           9,513           638          8,531        18,682
   Other revenue                                                  16,115           217          3,780        20,112
                                                           ---------------------------------------------------------
     Total revenues                                              933,350        23,433         33,082       989,865

EXPENSES:

   Medical and other benefits                                    700,511         7,781         16,321       724,613
   Selling, general and administrative                           235,649         6,581          9,537       251,767
   Interest                                                            -             -          3,584         3,584
   Amortization of goodwill and other intangibles                      -             -          3,785         3,785
                                                           ---------------------------------------------------------
     Total expenses                                              936,160        14,362         33,227       983,749
                                                           ---------------------------------------------------------

Income (loss) from continuing operations,
   before income taxes                                       $    (2,810)  $     9,071    $      (145)  $     6,116
                                                           =========================================================

As of December 31, 2000:
   Segment assets                                            $   180,683   $     4,292    $   286,948   $   471,923
                                                           =========================================================


YEAR ENDED DECEMBER 31, 1999:                                 Health          Life                        Total
                                                             Insurance     Insurance      All Other   Consolidated
                                                           ---------------------------------------------------------
                                                                                (IN THOUSANDS)
REVENUES:

   Insurance premiums                                        $   985,322   $    26,183    $    44,602    $1,056,107
   Net investment income                                           9,254           202          9,456        18,912
   Other revenue                                                  17,857           258          4,246        22,361
                                                           ---------------------------------------------------------
     Total revenues                                            1,012,433        26,643         58,304     1,097,380

EXPENSES:

   Medical and other benefits                                    805,768        10,270         44,435       860,473
   Selling, general and administrative                           245,676         7,640         14,743       268,059
   Interest                                                            -             -          3,564         3,564
   Amortization of goodwill and other intangibles                      -             -          4,273         4,273
                                                           ---------------------------------------------------------
     Total expenses                                            1,051,444        17,910         67,015     1,136,369
                                                           ---------------------------------------------------------

Income (loss) from continuing operations,
   before income taxes                                       $   (39,011)  $     8,733    $    (8,711)  $   (38,989)
                                                           =========================================================

As of December 31, 1999:
   Segment assets                                            $   186,611   $     4,229    $   312,254   $   503,094
                                                           =========================================================

YEAR ENDED DECEMBER 31, 1998:                                 Health          Life                        Total
                                                             Insurance     Insurance      All Other   Consolidated
                                                           ---------------------------------------------------------
                                                                                (IN THOUSANDS)
REVENUES:

   Insurance premiums                                        $   865,187   $    24,488    $    24,342   $   914,017
   Net investment income                                           8,463           214         15,543        24,220
   Other revenue                                                  17,317           268          5,047        22,632
                                                           ---------------------------------------------------------
     Total revenues                                              890,967        24,970         44,932       960,869

EXPENSES:

   Medical and other benefits                                    663,775         7,713         20,279       691,767
   Selling, general and administrative                           223,976         7,839         10,258       242,073
   Interest                                                            -             -          7,691         7,691
   Amortization of goodwill and other intangibles                      -             -          8,781         8,781
   Write-off of intangible assets and related charges                  -             -         15,453        15,453
                                                           ---------------------------------------------------------
     Total expenses                                              887,751        15,552         62,462       965,765
                                                           ---------------------------------------------------------

Income (loss) from continuing operations,
   before income taxes                                       $     3,216   $     9,418    $   (17,530)  $    (4,896)
                                                           =========================================================

As of December 31, 1998:
   Segment assets                                            $   153,965   $     3,753    $   341,004   $   498,722
                                                           =========================================================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information required by this item with respect to directors and executive officers is incorporated herein by reference to the information included under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement, expected to be dated March 30, 2001, relating to the 2001 Annual Meeting of Shareholders currently scheduled for May 15, 2001 (the "2001 Proxy Statement") and the information under the heading "Executive Officers of the Registrant" in Part I of this report. The 2001 Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

         Information required by this item is included under the headings "Executive Compensation" and "Election of Directors -- Compensation of Directors" in the 2001 Proxy Statement, which section is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required by this item is included under the heading "Security Ownership of Certain Beneficial Owners and Management" in the 2001 Proxy Statement, which section is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information required by this item is included under the heading "Certain Transactions" in the 2001 Proxy Statement, which section is hereby incorporated by reference.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)    1 and 2.  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                         PAGE IN
                                                                       FORM 10-K
                                                                          REPORT

         The following consolidated financial statements of American Medical Security Group, Inc. and subsidiaries are included in Item 8:

Report of Independent Auditors......................................          23
Consolidated Balance Sheets at December 31, 2000 and 1999...........          24
Consolidated Statements of Operations for the years ended
        December 31, 2000, 1999 and 1998............................          25
Consolidated Statements of Cash Flows for the years ended
        December 31, 2000, 1999 and 1998............................          26
Consolidated Statements of Changes in Shareholders' Equity and
        Comprehensive Income (Loss)for the years ended
        December 31, 2000, 1999, and 1998...........................          27
Notes to Consolidated Financial Statements..........................          28

                                                                         PAGE IN
                                                                       FORM 10-K
                                                                          REPORT

   The following financial statement schedules of American Medical Security Group, Inc. and subsidiaries are included in Item 14(d):

   Schedule II - Condensed Financial Information of Registrant......          47
   Schedule III - Supplementary Insurance Information...............          50
   Schedule IV - Reinsurance........................................          51
   Schedule V - Valuation and Qualifying Accounts...................          52

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

      (b)    REPORTS ON FORM 8-K

      No reports on Form 8-K were filed during the fourth quarter of 2000.

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

                                                                     SCHEDULE II

                      AMERICAN MEDICAL SECURITY GROUP, INC.
                              (PARENT COMPANY ONLY)


                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            CONDENSED BALANCE SHEETS

                                                                                               December 31,
                                                                                            2000          1999
                                                                                        ----------------------------
                                                                                              (IN THOUSANDS)
ASSETS:

Cash and cash equivalents                                                                 $     1,671   $       272

Other assets:
   Investment in consolidated subsidiaries                                                    240,784       248,157
   Goodwill and other intangibles, net                                                         20,229        20,792
   Due from affiliates                                                                          1,761             -
   Other assets                                                                                   309         1,757
                                                                                        ----------------------------
     Total other assets                                                                       263,083       270,706
                                                                                        ----------------------------

Total assets                                                                              $   264,754   $   270,978
                                                                                        ============================


LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:
   Notes payable                                                                          $    35,158   $    35,158
   Taxes payable                                                                                7,019         6,243
   Payables and accrued expenses                                                                   50           460
   Due to affiliates                                                                                -         5,433
   Other liabilities                                                                            1,350         3,404
                                                                                        ----------------------------
     Total liabilities                                                                         43,577        50,698

Shareholders' equity:
   Common stock                                                                                16,654        16,654
   Paid-in capital                                                                            187,956       187,952
   Retained earnings                                                                           36,295        33,626
   Accumulated other comprehensive loss                                                        (3,948)      (10,464)
   Treasury stock                                                                             (15,780)       (7,488)
                                                                                        ----------------------------
     Total shareholders' equity                                                               221,177       220,280
                                                                                        ----------------------------

Total liabilities and shareholders' equity                                                $   264,754   $   270,978
                                                                                        ============================

                                                                     SCHEDULE II

                      AMERICAN MEDICAL SECURITY GROUP, INC.
                              (PARENT COMPANY ONLY)


                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       CONDENSED STATEMENTS OF OPERATIONS

                                                                                  Year ended December 31,
                                                                              2000          1999          1998
                                                                         -------------------------------------------
                                                                                       (IN THOUSANDS)
REVENUES:

   Fees from consolidated subsidiaries                                     $     4,139    $     3,199   $     2,013
   Other revenue                                                                   140             92            35
                                                                         -------------------------------------------
     Total revenues                                                              4,279          3,291         2,048

EXPENSES:

   General and administrative                                                      430          1,071           888
   Interest                                                                      2,972          2,802         5,960
   Amortization of goodwill and other intangibles                                  563            563           563
                                                                         -------------------------------------------
     Total expenses                                                              3,965          4,436         7,411
                                                                         -------------------------------------------

Income (loss) from continuing operations before income tax
   expense (benefit) and equity in net income (loss) of subsidiaries               314         (1,145)       (5,363)

Income tax expense (benefit)                                                       154           (347)       (1,793)
                                                                         -------------------------------------------

Income (loss) from continuing operations before
   equity in net income (loss) of subsidiaries                                     160           (798)       (3,570)

Equity in net income (loss) of subsidiaries                                      2,509        (25,148)          542
                                                                         -------------------------------------------

Income (loss) from continuing operations                                         2,669        (25,946)       (3,028)

Income from discontinued operations, less
   applicable income taxes                                                           -              -        10,003
                                                                         -------------------------------------------

Net income (loss)                                                          $     2,669    $   (25,946)  $     6,975
                                                                         ===========================================

                                                                     SCHEDULE II

                      AMERICAN MEDICAL SECURITY GROUP, INC.
                              (PARENT COMPANY ONLY)


                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                  Year ended December 31,
                                                                              2000          1999          1998
                                                                         -------------------------------------------
                                                                                       (IN THOUSANDS)
OPERATING ACTIVITIES:

   Income (loss) from continuing operations                                $     2,669    $   (25,946)  $    (3,028)
   Adjustments to reconcile income (loss) from continuing
     operations to net cash provided by operating activities:
       Equity in net (income) loss of subsidiaries                              (2,509)        25,148          (542)
       Dividends received from subsidiaries                                     16,400         15,250         5,000
       Amortization of intangibles                                                 563            563           563
       Deferred income tax expense (benefit)                                       186           (399)         (772)
       Changes in operating accounts:
         Net other assets and liabilities                                       (7,622)         3,011           596
                                                                         -------------------------------------------
           Net cash provided by operating activities                             7,018         17,627         1,817

INVESTING ACTIVITIES:

           Net cash used in investing activities                                     -              -             -

FINANCING ACTIVITIES:

   Cash dividends paid                                                               -              -        (5,956)
   Issuance of common stock                                                          4              5         2,356
   Purchase of treasury stock                                                   (8,292)        (7,488)            -
   Proceeds from notes payable borrowings                                       39,158          5,000        45,158
   Repayment of notes payable                                                  (39,158)       (15,000)      (44,878)
                                                                         -------------------------------------------
           Net cash used in financing activities                                (8,288)       (17,483)       (3,320)

Net cash provided by discontinued operations                                         -              -         1,631
                                                                         -------------------------------------------

Cash and cash equivalents:
   Net increase during year                                                      1,399            144           128
   Balance at beginning of year                                                    272            128             -
                                                                         -------------------------------------------
           Balance at end of year                                          $     1,671    $       272   $       128
                                                                         ===========================================

                                                                    SCHEDULE III

                      AMERICAN MEDICAL SECURITY GROUP, INC.


                       SUPPLEMENTARY INSURANCE INFORMATION


                                  Deferred     Medical and
                                   Policy         Other                       Other
                                 Acquisition     Benefits     Advance     Policyholder
SEGMENT                             Costs        Payable      Premiums        Funds
----------------------------------------------------------------------------------------
                                                    (IN THOUSANDS)
DECEMBER 31, 2000:
   Health                         $         -   $   129,816   $    16,367   $         -
   Life                                     -         9,924           745             -
   All Other                                -         5,570           456             -
                                --------------------------------------------------------
     Total                        $         -   $   145,310   $    17,568   $         -
                                ========================================================

DECEMBER 31, 1999:
   Health                         $         -   $   147,626   $    16,171   $         -
   Life                                     -         9,328           530             -
   All Other                                -        12,163           576             -
                                --------------------------------------------------------
     Total                        $         -   $   169,117   $    17,277   $         -
                                ========================================================

DECEMBER 31, 1998:
   Health                         $         -   $   100,323   $    16,778   $         -
   Life                                     -         7,669           927             -
   All Other                                -         5,141           452             -
                                --------------------------------------------------------
     Total                        $         -   $   113,133   $    18,157   $         -
                                ========================================================


                                                                         Amortization of
                                                            Medical and     Deferred
                                                  Net          Other         Policy         Other
                                  Premium     Investment      Benefit     Acquisition     Operating     Premiums
SEGMENT                           Revenue       Income       Expenses        Costs        Expenses       Written
--------------------------------------------------------------------------------------------------------------------
                                                                  (IN THOUSANDS)

DECEMBER 31, 2000:
   Health                        $   907,722   $     9,513   $   700,511   $         -    $   235,649   $   907,918
   Life                               22,578           638         7,781             -          6,581
   All Other                          20,771         8,531        16,321             -          9,537        20,651
                               -----------------------------------------------------------------------
     Total                       $   951,071   $    18,682   $   724,613   $         -    $   251,767
                               =======================================================================

DECEMBER 31, 1999:
   Health                        $   985,322   $     9,254   $   805,768   $         -    $   245,676   $   984,715
   Life                               26,183           202        10,270             -          7,640
   All Other                          44,602         9,456        44,435             -         14,743        44,726
                               -----------------------------------------------------------------------
     Total                       $ 1,056,107   $    18,912   $   860,473   $         -    $   268,059
                               =======================================================================

DECEMBER 31, 1998:
   Health                        $   865,187   $     8,463   $   663,775   $         -    $   223,976   $   862,615
   Life                               24,488           214         7,713             -          7,839
   All Other                          24,342        15,543        20,279             -         10,258        24,794
                               -----------------------------------------------------------------------
     Total                       $   914,017   $    24,220   $   691,767   $         -    $   242,073
                               =======================================================================

                                                                     SCHEDULE IV

                      AMERICAN MEDICAL SECURITY GROUP, INC.



                                   REINSURANCE


                                                                                                       Percentage
                                                             Ceded to       Assumed                     of Amount
                                              Direct          Other        from Other        Net         Assumed
                                             Business       Companies      Companies       Amount        to Net
                                          --------------------------------------------------------------------------
                                                                       (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 2000:

   Life insurance in force                  $  14,839,256   $ 11,412,772   $     1,942    $ 3,428,426        0.1%

   Premiums:
     Accident and Health                          922,087          2,236         8,642        928,493        0.9%
     Life                                          22,782            287            83         22,578        0.4%
                                          ------------------------------------------------------------
       Total Premiums                             944,869          2,523         8,725        951,071        0.9%

YEAR ENDED DECEMBER 31, 1999:

   Life insurance in force                  $  14,355,089   $ 12,731,969   $     9,455    $ 1,632,575        0.6%

   Premiums:
     Accident and Health                          976,457          4,309        57,776      1,029,924        5.6%
     Life                                          25,642            607         1,148         26,183        4.4%
                                          ------------------------------------------------------------
       Total Premiums                           1,002,099          4,916        58,924      1,056,107        5.6%

YEAR ENDED DECEMBER 31, 1998:

   Life insurance in force                  $  13,467,780   $  9,670,800   $         -    $ 3,796,980           -

   Premiums:
     Accident and Health                          859,560         14,680        44,649        889,529        5.0%
     Life                                          26,337          2,256           407         24,488        1.7%
                                          ------------------------------------------------------------
       Total Premiums                             885,897         16,936        45,056        914,017        4.9%

                                                                      SCHEDULE V

                      AMERICAN MEDICAL SECURITY GROUP, INC.



                        VALUATION AND QUALIFYING ACCOUNTS

                                                                           Additions
                                                            Balance at     Charged to
                                                             Beginning     Costs and                   Balance at
                                                             of Period      Expenses    Deductions   End of Period
                                                           ---------------------------------------------------------
                                                                                (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 2000:
   Allowance for bad debts                                   $       651   $         7    $       314   $       344
   Valuation allowance for deferred taxes                          3,549           398             86         3,861
                                                           ---------------------------------------------------------
     Total                                                   $     4,200   $       405    $       400   $     4,205
                                                           =========================================================

YEAR ENDED DECEMBER 31, 1999:
   Allowance for bad debts                                   $     1,118   $        14    $       481   $       651
   Valuation allowance for deferred taxes (a)                      2,654         1,029            134         3,549
                                                           ---------------------------------------------------------
     Total                                                   $     3,772   $     1,043    $       615   $     4,200
                                                           =========================================================

YEAR ENDED DECEMBER 31, 1998:
   Write-down of intangible asset                            $         -   $    12,833    $    12,833   $         -
   Allowance for bad debts                                         1,061            84             27         1,118
   Valuation allowance for deferred taxes (a)                      1,277         1,555            178         2,654
                                                           ---------------------------------------------------------
     Total                                                   $     2,338   $    14,472    $    13,038   $     3,772
                                                           =========================================================


(a) Valuation allowances for deferred taxes of approximately $1.0 and $1.5 million were established in 1999 and 1998, respectively upon the consolidation of subsidiaries previously accounted for under the equity method.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AMERICAN MEDICAL SECURITY GROUP, INC.

Date:     March 8, 2001                   By:      /s/ SAMUEL V. MILLER
                                          Samuel V. Miller, Chairman, President,
                                          and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.*

                  SIGNATURE                                            TITLE
/s/ SAMUEL V. MILLER                        Chairman of the Board, President and
Samuel V. Miller                            Chief Executive Officer; Director

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

/s/ MARK A. BRODHAGEN                       Director
Mark A. Brodhagen

/s/ JAMES C. HICKMAN                        Director
James C. Hickman

/s/ WILLIAM R. JOHNSON                      Director
William R. Johnson

/s/ EUGENE A. MENDEN                        Director
Eugene A. Menden

/s/ EDWARD L. MEYER, JR                     Director
Edward L. Meyer, Jr.

/s/ MICHAEL T. RIORDAN                      Director
Michael T. Riordan

/s/ H.T. RICHARD SCHREYER                   Director
H.T. Richard Schreyer

/s/ FRANK L. SKILLERN                       Director
Frank L. Skillern

/s/ J. GUS SWOBODA                          Director
J. GUS SWOBODA
---------------------------
*Each of the above signatures is affixed as of March 8, 2001.

                      AMERICAN MEDICAL SECURITY GROUP, INC.
                          (COMMISSION FILE NO. 1-13154)

                                  EXHIBIT INDEX
                                       TO
                             FORM 10-K ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 2000

EXHIBIT                                 INCORPORATED HEREIN             FILED
NUMBER  DOCUMENT DESCRIPTION            BY REFERENCE TO                 HEREWITH

2.1     Distribution and Indemnity      Exhibit 2.1 to Newco/UWS'
        Agreement between the United    Registration Statement
        Wisconsin Services, Inc.,       on Form 10, as amended
        now known as American Medical   (File No. 1-14177)
        Security Group, Inc.("AMSG
        f/k/a UWS or Registrant")
        and Newco/UWS, Inc.
        ("Newco/UWS") dated as of
        September 11, 1998

2.2     Employee Benefits Agreement     Exhibit 10.1 to Newco/UWS'
        dated as of September 11, 1998, Registration Statement on
        by and between AMSG f/k/a       Form 10, as amended
        UWS and Newco/UWS               (File No. 1-14177)

2.3     Tax Allocation Agreement,       Exhibit 10.2 to Newco/UWS'
        entered into as of              Registration Statement on
        September 11, 1998, by          Form 10,as amended
        and between AMSG f/k/a UWS      (File No. 1-14177)
        and Newco/UWS

3.1     Restated Articles of            Exhibit 3.1 to the Registrant's
        Incorporation of Registrant     Form 10-K for the year ended
        dated as February 17, 1999      December 31, 1998 (the "1998
                                        10-K")

3.2     Bylaws of Registrant as         Exhibit 3.2 to the Registrant's
        amended and restated            Form 10-K for the year ended
        November 17, 1999               December 31, 1999 (the "1999
                                        10-K")

4.1     Credit Agreement dated as       Exhibit 4 to the Registrant's
        of March 24, 2000, (the         Form 10-Q for the quarter
        "Credit Agreement") among       ended March 31, 2000 (the
        the Registrant, LaSalle Bank    "3/31/00 10-Q")
        National Association and
        other Lenders (replacing
        prior credit agreement with
        Bank One, NA)

4.2     First Amendment dated as of     Exhibit 4 to the Registrant's
        July 18, 2000 to Credit         Form 10-Q for the quarter
        Agreement                       ended June 30, 2000

                                                                            EX-1

EXHIBIT                                 INCORPORATED HEREIN             FILED
NUMBER  DOCUMENT DESCRIPTION            BY REFERENCE TO                 HEREWITH
4.3     Second Amendment dated as of    Exhibit 4 to the Registrant's
        November 10, 2000 to Credit     Form 10-Q for the quarter
        Agreement                       endedSeptember 30, 2000
                                        (the "9/30/00 10-Q")

4.4     Third Amendment dated as of                                         X
        January 29, 2001 to Credit
        Agreement

4.5     Dividend Reinvestment and       Exhibit 4.1 to AMSG f/k/a
        Direct Stock Purchase Plan      UWS' Form S-3 Registration
                                        Statement (No. 333-29425)

10.1*   Equity Incentive Plan as        Exhibit 10.1 to 1998 10-K
        amended and restated
        March 15, 1999

10.2*   Form of Nonqualified            Exhibit 10.2 to 1998 10-K
        Stock Option Award
        Agreement for Officers

10.3*   Form of Nonqualified            Exhibit 10.3 to 1999 10-K
        Stock Option Award
        Agreement for Directors

10.4*   Deferred Stock Agreement        Exhibit 10.3 to 1998 10-K
        between the Registrant
        and Samuel V. Miller

10.5*   1995 Director Stock Option      Exhibit 10.2 to Registrant's
        Plan as amended and restated    Form 10-Q for the quarter
        September 25, 1998              ended September 30, 1998

10.6*   Directors Deferred              Exhibit 10.6 to 1999 10-K
        Compensation Plan adopted
        November 17, 1999

10.7*   Voluntary Deferred              Exhibit 10.7 to 1999 10-K
        Compensation Planas
        Amended and Restated
        effective September 25, 1998

10.8*   Deferred Compensation Trust     Exhibit 10.48 to the
                                        Registrant's Form 10-K
                                        for the year ended
                                        December 31, 1997

10.9*   First Amendment to the          Exhibit 10.9 to 1999 10-K
        Deferred Compensation Trust

10.10*  Executive Reimbursement         Exhibit 10.8 to 1998 10-K
        Group Insurance Policy

10.11*  Change of Control Severance                                         X
        Benefit Plan as amended
        and restated
        November 15, 2000

10.12*  Severance Benefit for           Exhibit 10.10 to 1998 10-K
        Certain Executive Officers

                                                                            EX-2

EXHIBIT                                 INCORPORATED HEREIN             FILED
NUMBER  DOCUMENT DESCRIPTION            BY REFERENCE TO                 HEREWITH
10.13*  Executive Management            Exhibit 10.11 to 1998 10-K
        Incentive Plan

10.14*  Executive Management                                                X
        Incentive Plan effective
        January 1, 2001

10.15*  Executive Annual                                                    X
        Incentive Plan

10.16*  Employment Agreement of         Exhibit 10 to 9/30/00 10-Q
        Chief Executive Officer
        dated September 28, 2000

10.17   Registration Rights and Stock   Exhibit 2.1 to AMSG f/k/a
        Restriction Agreement           UWS' Registration Statement
        between AMSG f/k/a UWS,         on Form S-4, as amended
        Wallace J. Hilliard and         (No. 333-10935)
        Ronald A. Weyers dated
        December 3, 1996

10.18   Registration Rights             Exhibit 10.19 to 1998 10-K
        Agreement between the
        Registrant and Blue Cross
        Blue Shield United of
        Wisconsin ("BCBSUW") dated
        as of September 1, 1998

10.19*  Nonqualified Executive          Exhibit 10 to 3/31/00 10-Q
        Retirement Plan effective
        April 1, 2000

21      Subsidiaries of                                                     X
        the Registrant

23      Consent of Ernst & Young LLP                                        X

* Indicates compensatory plan or arrangement.

                                                                            EX-3

                                                                     EXHIBIT 4.4


                       THIRD AMENDMENT TO CREDIT AGREEMENT



         This Third Amendment to Credit Agreement (the "Amendment") is made as of this 29th day of January, 2001 by and among AMERICAN MEDICAL SECURITY GROUP, INC. (the "Borrower"), the Lenders named in the Credit Agreement (the "Lenders") and LASALLE BANK NATIONAL ASSOCIATION, as Agent and Swing Line Lender (the "Agent").

                               W I T N E S S E T H

         WHEREAS, the Borrower, the Agent and the Lenders are parties to that certain Credit Agreement, dated as of March 24, 2000, as amended pursuant to that certain First Amendment to Credit Agreement, dated as of July 18, 2000, as further amended pursuant to that certain Second Amendment to Credit Agreement, dated as of November 10, 2000 (collectively, the "Credit Agreement); and

         WHEREAS, the parties desire to further amend the Credit Agreement, as more fully set forth herein.

         NOW, THEREFORE, in consideration of the mutual agreements herein contained and other good and valuable consideration, the adequacy of which is hereby acknowledged, and subject to the terms and conditions hereof, the parties hereto agree as follows:

SECTION 1. DEFINITIONS. Unless otherwise defined herein, all capitalized terms shall have the meaning given to them in the Credit Agreement.

SECTION 2.        AMENDMENTS TO CREDIT AGREEMENT.

         2.1 Section 6.19.1 of the Credit Agreement is hereby deleted in its entirety and amended by inserting the following in its stead:

                  "6.19.1 FIXED CHARGE COVERAGE RATIO. AMS will not permit its Fixed Charge Coverage Ratio, determined as of the end of each Fiscal Quarter for the period of four Fiscal Quarters ending on such date, to be less than (a) 2.50 to 1.0 from October 1, 2000 through December 31, 2000, (b) 2.50 to 1.0 from January 1, 2001 through March 31, 2001, (c)
         2.25 to 1.0 from April 1, 2001 through June 30, 2001, (d) 2.25 to 1.0 from July 1, 2001 through September 30, 2001, (e) 2.50 to 1.0 from October 1, 2001 through December 31, 2001, (f) 3.00 to 1.0 from January 1, 2002 through December 31, 2002, and (g) 3.25 to 1.0 from January 1 through December 31 of each year thereafter; PROVIDED, HOWEVER, there shall be excluded from the calculation of EBITDA within the Fixed Charge Coverage Ratio the one-time charges relating to the pre-tax reserve strengthening in the third quarter of 2000 and the Minnesota special assessment in the third quarter of 2000 for AMS and its Subsidiaries and also the balloon payment due in the year 2004 on the loan made by M&I Marshall & Ilsley Bank that is secured by the real property of AMS and it Subsidiaries located at 3100 AMS Boulevard, Green Bay, Wisconsin 54313."

         2.2 Section 6.19.2 of the Credit Agreement is hereby deleted in its entirety and amended by inserting the following in its stead:

                  "6.19.2 INTEREST COVERAGE RATIO. AMS will not permit its Interest Coverage Ratio, determined as of the end of each Fiscal Quarter for the period of four Fiscal Quarters ending on such date, to be less than (a) 6.00 to 1.0 from October 1, 2000 through December 31, 2000, (b) 5.50 to 1.0 from January 1, 2001 through December 31, 2001 and (c) 6.00 to 1.0 from January 1 through December 1 of each year thereafter; PROVIDED, HOWEVER, there shall be excluded from the calculation of EBITDA within the Interest Coverage Ratio the one-time charges relating to the pre-tax reserve strengthening in the third quarter of 2000 and the Minnesota special assessment in the third quarter of 2000 for AMS and its Subsidiaries."

         2.3 Section 6.19.5 of the Credit Agreement is hereby deleted in its entirety and amended by inserting the following in its stead:

                  "6.19.5 STATUTORY CAPITAL AND SURPLUS. AMS will at all times cause UWLIC to maintain a Statutory Capital and Surplus of not less than:

                  (i) through December 31, 2000, the sum of (a) $140,000,000, plus (b) 50% of the positive Statutory Net Income earned by UWLIC in each Fiscal Quarter ending after September 30,1999 through and including December 31, 2000 and on or prior to the date of determination (excluding changes in unrealized gain/loss); and
                 (ii) thereafter, the sum of (a) $135,000,000, plus (b) 50% of the positive Statutory Net Income earned by UWLIC in each Fiscal Quarter ending after December 31, 2000 and on or prior to the date of determination (excluding changes in unrealized gain/loss)"


SECTION 3. CONDITIONS PRECEDENT. The effectiveness of this Amendment is expressly conditioned upon satisfaction of the following conditions precedent:

         3.1 The Agent and the Lenders shall have received copies of this Amendment duly executed by the Borrower.

         3.2 The Agent shall have received, for the benefit of the Agent and the Lenders, an amendment fee of $20,000 payable and fully earned on the date hereof.

         3.3 The Agent and the Lenders shall have received such other documents, certificates and assurances as they shall reasonably request.

SECTION 4. REAFFIRMATION OF THE BORROWER. The Borrower hereby represents and warrants to the Agent and the Lenders that (i) the warranties set forth in
Article 5 of the Credit Agreement are true and correct on and as of the date hereof, except to the extent (a) that any such warranties relate to a specific date, or (b) changes thereto are a result of transactions for which the Agent and the Lenders have granted their consent; (ii) the Borrower is on the date hereof in compliance with all of the terms and provisions set forth in the Credit Agreement as hereby amended; and (iii) upon execution hereof no Event of Default has occurred and is continuing or has not previously been waived.

SECTION 5. FULL FORCE AND EFFECT. Except as herein amended, the Credit Agreement and all other Loan Documents shall remain in full force and effect.

SECTION 6. COUNTERPARTS. This Amendment may be executed in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same document.

                            [SIGNATURE PAGE FOLLOWS]

         IN WITNESS WHEREOF, the parties hereto have executed this Amendment on the day and year specified above.

                                           AMERICAN MEDICAL SECURITY GROUP, INC.


                                           By: /S/ Gary D. Guengerich
                                           Name:   Gary D. Guengerich
                                           Title:  Executive Vice President and
                                                   Chief FinancialOfficer


                                           LASALLE BANK NATIONAL ASSOCIATION

                                           By: /S/ Janet R. Gates
                                           Name:   Janet R. Gates
                                           Title:  Senior Vice President


                                           FIRST UNION NATIONAL BANK,
                                           NATIONAL ASSOCIATION

                                           By: /S/ Thomas L. Stitchberry
                                           Name:   Thomas L. Stitchberry
                                           Title:  Senior Vice President


                                           ASSOCIATED BANK GREEN BAY,
                                           NATIONAL ASSOCIATION

                                           By: /S/ Denis F. Hogan
                                           Name:   Denis F. Hogan
                                           Title:  Vice President

                    ACKNOWLEDGMENT AND AGREEMENT OF GUARANTOR

         The undersigned, AMERICAN MEDICAL SECURITY HOLDINGS, INC., hereby ratifies and reaffirms that certain Guaranty dated March 24, 2000 (the "Guaranty") made by the undersigned in favor of the Agent and the Lenders and each of the terms and provisions contained therein, and agrees that the Guaranty continues in full force and effect following the execution and delivery of the foregoing Amendment. The undersigned represents and warrants to the Agent and the Lenders that the Guaranty was, on the date of the execution and delivery thereof, and continues to be, the valid and binding obligation of the undersigned enforceable in accordance with its terms and that the undersigned has no claims or defenses to the enforcement of the rights and remedies of the Agent and the Lenders under the Guaranty.

         IN WITNESS WHEREOF, this Acknowledgment and Agreement of Guarantor has been duly authorized as of this 29th day of January, 2001

                                        AMERICAN MEDICAL SECURITY HOLDINGS, INC.


                                        By: /S/ Gary D. Guengerich
                                        Name:    Gary D. Guengerich
                                        Title:   Executive Vice President and
                                                 Chief Financial Officer

                                                                   EXHIBIT 10.11


                      AMERICAN MEDICAL SECURITY GROUP, INC.
                                CHANGE OF CONTROL
                             SEVERANCE BENEFIT PLAN
                   (AS AMENDED AND RESTATED NOVEMBER 15, 2000)


                            I. ESTABLISHMENT OF PLAN

         American Medical Security Group, Inc. (the "COMPANY") acknowledges that certain executives' contributions to the past and future growth and success of the Company have been and will continue to be substantial. The Company also recognizes that there exists a possibility of a "Change of Control" (as defined in Section 3.3, hereof) of the Company. The Company also recognizes that the possibility of such a Change of Control may contribute to uncertainty on the part of executive management and may result in the departure or distraction of executive management from their operating responsibilities.

         Outstanding management of the Company is always essential to advancing the best interests of the Company and its shareholders. In the event of a threat or occurrence of a bid to acquire or change control of the Company or any of its key affiliates or to effect a business combination, it is particularly important that the Company's business be continued with a minimum of disruption. The Company believes that the objective of securing and retaining outstanding management will be achieved if the Company's or its affiliates' key management employees are given assurances of employment security so they will not be distracted by personal uncertainties and risks created by such circumstances.

         Therefore, the Board of Directors of the Company has established the American Medical Security Group, Inc. Change of Control Severance Benefit Plan (the "PLAN") to pay severance benefits to certain Executives (as defined in Section 3.1, hereof) of the Company or its affiliates who separate from service under specified conditions while the Plan is in effect. This Plan is solely for the benefit of those individuals who are determined, pursuant to the terms and conditions of this Plan, to be Executives of the Company. The Plan is not intended, nor should it be construed, as providing benefits for any other individual, including, but not limited to, any employees or officers of any affiliates or subsidiaries of the Company.

                                II. TERM OF PLAN

         This Plan is effective as of the close of business September 25, 1998, and replaces in its entirety any previous change of control severance benefit plans of the Company and will continue in effect until modified, amended, changed, or terminated, as provided in Article VII hereof.

                             III. PLAN PARTICIPATION

         3.1 PARTICIPATING EXECUTIVES. All employees of the Company who are members of the Company's executive management team as appointed by the President of the Company from time to time (hereinafter collectively and individually referred to as "EXECUTIVES") are hereby designated as participants in the Plan.

         3.2 EMPLOYMENT PERIOD. If an Executive is employed by the Company on the "Control Change Date" (as defined in Section 3.4, below), the Company shall continue to employ such Executive and such Executive may continue as an employee of the Company for the Employment Period. For purposes of this Plan, the "EMPLOYMENT PERIOD" begins on the Control Change Date and ends on the two (2) year anniversary of the Control Change Date.

         3.3 CHANGE OF CONTROL. A "CHANGE OF CONTROL" shall be deemed to have occurred if, after the effective date of the Plan: (i) a majority of Directors of the Company cease to continue to serve as Directors of the Company and/or the Chief Executive Officer of the Company ceases to serve as the Chief Executive of the Company as the direct or indirect result of, or in connection with the occurrence of: (a) any person, including a "group" as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, becoming, directly or indirectly, the beneficial owner of securities of the Company, or any other subsidiary, representing forty percent (40%) or more of the combined voting power of the then outstanding securities of the Company that may be cast for the election of Directors of the Company (other than as a result of an issuance of securities initiated by the Company or open market purchases approved by the Board of Directors of the Company as long as the majority of the Directors at the time of such approval are also Directors at the time the purchases are made); (b) a cash tender or exchange offer; (c) a merger or other business combination; (d) a sale of all or substantially all of the assets of the Company; (e) a contested election of directors; or (f) any combination of the aforementioned events; or (ii) a plan of liquidation or dissolution of the Company is consummated.

         3.4 CONTROL CHANGE DATE. The "CONTROL CHANGE DATE" means the date on which an event described in Section 3.3 occurs. If a Change of Control occurs on account of a series of transactions, the Control Change Date is the date of occurrence of the last of such transactions.

         3.5 PLAN BENEFITS ON QUALIFYING SEPARATION. An Executive shall be entitled to receive Plan Benefits according to the terms of this Plan if an Executive's employment with the Company terminates because of a Qualifying Separation (i) during the six (6) month period immediately prior to the Control Change Date, or (ii) during the Employment Period.

                        IV. PLAN BENEFITS AND LIMITATIONS

         4.1 PLAN BENEFITS. "PLAN BENEFITS" means benefits due to an Executive as described in this Section 4.1 as follows: (i) Executives who are Executive Vice Presidents or Senior Vice Presidents ("SENIOR EXECUTIVES") shall be entitled to an amount equal to three (3) times such Senior Executive's Base Period Income, and (ii) Executives who are NOT Executive Vice Presidents or Senior Vice Presidents ("OTHER EXECUTIVES") shall be entitled to an amount equal to one and one-half (1.5) times the Other Executive's Base Period Income. Plan Benefits shall be paid in a single sum payment in cash. Plan Benefits payments to the Executive shall commence on the later of the thirtieth (30th) business day after the Qualifying Separation (as defined in Section 5.1 below) or the first day of the month following his or her Qualifying Separation. Plan Benefits may be subject to Section 4.4, below. In the event the Executive qualifies for severance benefits under any other agreement with the Company, any Plan Benefits payable to the Executive hereunder shall be reduced by any benefits paid pursuant to the other agreement.

         4.2 BASE PERIOD INCOME. An Executive's "BASE PERIOD INCOME" shall be an amount equal to the sum of (i) the average of the Executive's annual base salary for the shorter of (a) the last two (2) most recent annual pay periods, or (b) during the term of the Executive's employment with the Company or any of its affiliates; and (ii) the average of the Executive's annual performance-based bonus or bonuses received from the Company or any of its affiliates for the shorter of (y) the last two (2) most recent annual pay periods, or (z) during the term of the Executive's employment with the Company or any of its affiliates.

         4.3 INSURANCE COVERAGE. In addition to the Plan Benefits, the Company shall pay an Executive's cost of health, dental, long-term disability, and life insurance coverage substantially equivalent to coverage in place at the time of the Qualifying Separation for a period of three (3) years immediately following the Qualifying Separation with respect to a Senior Executive and for a period of one and one-half (1.5) years immediately following the Qualifying Separation with respect to an Other Executive. Thereafter, the Company will provide an Executive with an explanation of any right to continue such coverage under COBRA and any other applicable state or federal law.

         4.4 ATTORNEY'S FEES. In the event that an Executive incurs any attorneys' fees in protecting or enforcing his or her rights in the Plan, the Company shall reimburse the Executive for such reasonable attorneys' fees and for any other reasonable expenses related thereto. Such reimbursement shall be made within thirty (30) days following final resolution of the dispute or occurrence giving rise to such fees and expenses.

         4.5 EXCISE TAXES. If the excise tax imposed under the Internal Revenue Code of 1986, as amended, (the "CODE") Section 4999 on "excess parachute payments", as defined in the Code Section 280G, is incurred on account of (i) any amount paid or payable to or for the benefit of an Executive under this Section as legal fees and expenses, or (ii) any payments or benefits which an Executive receives or has the right to receive from the Company under this Plan or any other plan or compensation arrangement of the Company (the "CHANGE OF CONTROL BENEFITS"), the Company shall indemnify the Executive and hold him or her harmless against all claims, losses, damages, penalties, expenses, and excise taxes. To effect this indemnification, the Company shall pay the Executive the Additional Amount within fifteen (15) business days after the Executive provides a copy of his or her tax return in accordance with subsection
(A) below. For purposes of the Plan, the "ADDITIONAL AMOUNT" shall mean the amount necessary to indemnify and hold the Executive harmless from (A) the excise tax imposed on an Executive under Section 4999 of the Code with respect to the Change of Control Benefits and (B) the amount required to satisfy (y) the additional excise tax under Section 4999 of the Code, and (z) the federal, state and local income taxes for which an Executive is liable with respect to the Additional Amount (the sum of items (A) and (B) of this Section 4.5 being hereunder referred to as the "ADDITIONAL TAX LIABILITY").

                  (a) For purposes of determining the amount and timing of the payments of the Additional Amount, the Company and the Executive shall, as soon as practicable after the event or series of events has occurred giving rise to the imposition of the excise tax, seek the advice of independent tax counsel and shall cooperate in establishing at least tentatively the amount of the Executive's excise tax liability for purposes of paying estimated tax. The Executive shall thereafter furnish to the Company a copy of each tax return which reflects a liability for an excise tax payment under Section 4999 of the Code with respect to the Change of Control Benefits at least twenty (20) business days before the date on which such return is required to be filed with the Internal Revenue Service. Except as provided under subsection (b) below of this Section 4.5, the liability reflected on such return shall be dispositive for purposes of calculating the Additional Amount unless, within fifteen (15) business days after such notice is given, the Company furnishes to the Executive an opinion from the Company's independent auditors or a tax advisor selected by the Company's independent auditors indicating that a different Additional Amount is payable or to the effect that the matter is not free from doubt under applicable laws and regulations and the Executive may, in such auditor's or advisor's opinion, take a different position without risk of penalty, which shall be set forth in the opinion with respect to the payment in question. Such opinion shall be addressed to the Executive and shall state that the Executive is entitled to rely thereon. If the Company furnishes such opinion to the Executive, the position reflected in such letter shall be dispositive for purposes of calculating the Additional Amount, except as provided under this subsection (a) of this
         Section 4.5.

                  (b) If the Executive's Additional Tax Liability is subsequently determined to be less than the amount of the Additional Amount paid to the Executive, the Executive shall repay to the Company that portion of the Additional Amount payment attributable to such reduction (plus interest on the amount of such repayment at the rate provided in Section 1274(b)(2)(B) of the Code). If the Executive's Additional Tax Liability is subsequently determined to be more than the amount of the Additional Amount paid to the Executive, the Company shall make an additional payment in respect of such excess, as well as the amount of any penalty or interest assessed with respect thereto at the time that the amount of such excess, penalty or interest is finally determined.

         Notwithstanding any other provision of this Section 4.5 to the contrary, if the aggregate "AFTER-TAX AMOUNT" (as defined below) of the Change of Control Benefits and Additional Amount that would be payable to Employee does not equal or exceed 110% of the "AFTER-TAX FLOOR AMOUNT" (as defined below), then no Additional Amount shall be payable to Employee and the aggregate amount of Change of Control Benefits payable to Employee shall be reduced (but not below the "FLOOR AMOUNT" as defined below) to the largest amount that would both (i) not cause any Additional Tax Liability to be payable by Employee and (ii) not cause any Change of Control Benefits to become nondeductible by the Company by reason of Section 280G of the Code (or any successor provision). For purposes of the preceding sentence, Employee shall be deemed to be subject to the highest marginal rate of federal, state, and local taxes, excluding Social Security, Medicare, and alternative minimum taxes or similar tax consequences.

         "AFTER-TAX AMOUNT" means the portion of a specified amount that would remain after payment of all federal, state, and local taxes (excluding Social Security, Medicare, and alternative minimum taxes or similar tax consequences), and Additional Tax Liability paid or payable by Employee in respect of such specified amount.

         "AFTER-TAX FLOOR AMOUNT" means the After-Tax Amount of the Floor
Amount.

         "FLOOR AMOUNT" means the greatest pre-tax amount of Change of Control Benefits that could be paid to Employee without causing Employee to become liable for any Additional Tax Liability in connection therewith.

         4.6 MITIGATION. An Executive shall not be required to mitigate damages or the amount of any payment provided for in the Plan by seeking or accepting other employment or otherwise, and compensation earned from such employment or otherwise shall not reduce the amounts otherwise payable in the Plan; provided, however, that the Company's obligations under Section 4.3 hereof shall cease with respect to each applicable type of insurance coverage as of the date on which the Executive obtains other coverage substantially equivalent to coverage in place at the time of the Qualifying Separation.

         4.7 TAXES. To the extent required by applicable law, the Company shall deduct and withhold all necessary Social Security taxes and all necessary federal and state withholding taxes and any other similar sums required by law to be withheld from any payments made pursuant to the terms of the Plan.

                            V. QUALIFYING SEPARATION

         5.1      DEFINITION.  For purposes of the Plan, a
                  "QUALIFYING SEPARATION" means:
                   ---------------------

                  (a) an Executive's employment is terminated by the Company within six (6) months prior to a Change of Control or during the Employment Period except for "Cause", death or total disability. For purposes of the Plan, "CAUSE" means: (i) the willful and continued failure by the Executive to substantially perform his or her duties as established by the Board of Directors of the Company; (ii) the material breach by the Executive of his or her fiduciary duties or loyalty of care to the Company; (iii) a conviction of a felony which, in the reasonable judgment of the Board of Directors of the Company, is likely to have a material adverse effect on the business reputation of the Executive or the Company, or which substantially impairs the Executive's ability to perform his or her duties for the Company; (iv) the use of alcohol or non-prescription drugs in such a manner as to interfere substantially with the Executive's duties with respect to the Company; or (v) the willful, flagrant deliberate and repeated infractions of material published policies and regulations of the Company of which the Executive has actual knowledge. Only if it desires to discharge the Executive under subsection (v) (the "CAUSE EXCEPTION") of this Section 5.1(a), the Company shall give notice to the Executive as provided in Section 5.2 and the Executive shall have thirty (30) calendar days after notice has been given to him in which to cure the reason for the Company's exercise of the Cause Exception. If the reason for the Company's exercise of the Cause Exception is timely cured by the Executive (as determined by a majority of the members of the Board of Directors of the Company following a hearing), the Company's notice shall become null and void; or

                  (b) an Executive voluntarily terminates employment for "Good Reason". For purposes of this Plan, "GOOD REASON" means an Executive's resignation from the Company's employment within six (6) months prior to a Change of Control or during the Employment Period on account of:
         (i) the failure of the Board of Directors of the Company to reelect the Executive to his or her then current position in the Company, and the Executive then elects to leave the Company's employment within six (6) months after such failure to so reelect or reappoint the Executive;
         (ii) a material modification by the Board of Directors of the Company of the duties, functions and responsibilities of the Executive without his or her consent; (iii) the failure of the Company to permit the Executive to exercise such responsibilities as are consistent with his or her position and of such a nature as are usually associated with such offices of a corporation engaged in substantially the same business as the Company; (iv) the Company causes the Executive to relocate his or her employment more than fifty (50) miles from Green Bay, Wisconsin, without the consent of the Executive; (v) the Company 's failure to make a payment when due to the Executive; or (vi) the Company's reduction of the Executive's total direct compensation (base salary, incentive bonus, other compensation and benefits) below the Executive's average total direct compensation for the three (3) most recent years with the Company or such shorter period for which the Executive has been an employee of the Company.

         5.2 NOTICE OF QUALIFYING SEPARATION. Qualifying Separation by the Company under the Cause Exception shall be communicated by Notice of Termination to an Executive. Qualifying Separation by an Executive for Good Reason shall be communicated by Notice of Termination to the Company. For purposes of the Plan, a "NOTICE OF TERMINATION" means a written notice which (i) indicates the specific termination provision in the Plan relied upon, (ii) sets forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of an Executive's employment under the provision so indicated and
(iii) if the termination date specifies the effective date of termination, which date may be the date of receipt of such notice.

                        VI. ENTITLEMENT TO PLAN BENEFITS

         Unless there has been a Change of Control, an Executive shall have no vested right to benefits in the Plan.

                         VII. AMENDMENT AND TERMINATION

         The Plan may be modified, amended, changed, or terminated only upon the approval of the Company's Board of Directors during a regular, annual or special meeting; provided, however, that any modification, amendment, change or termination of the Plan that has an adverse effect on any Executive who is a participant in the Plan on the date such modification, amendment, change or termination is adopted shall not be effective until one (1) year after the date of adoption. Any modification, amendment, change, or termination of the Plan shall be in writing and signed by at least two officers of the Company at the level of executive vice president and above.

               VIII. DECISIONS BY THE COMPANY: FACILITY OR PAYMENT

         Any powers granted hereunder to the Board of Directors of the Company may be exercised by a committee, appointed by the Board, and such committee, if appointed, shall have general responsibility for the administration and interpretation of this Plan. If the Board or the committee shall find that an Executive to whom any amount is or was payable hereunder is unable to care for his or her affairs because of illness or accident, or has died, then the Board or the committee, if it so elects, may direct that any payment due him or her or his or her estate (unless a prior claim therefore has been made by a duly appointed legal representative) or any part thereof be paid or applied for the benefit of such person or to or for the benefit of his or her spouse, children or other dependents, an institution maintaining or having custody of an Executive, any other person deemed by the Board or committee to be a proper recipient on behalf of an Executive, or any of them, in such manner and proportion as the Board or committee may deem proper. Any such payment shall be in complete discharge of the liability of the Company therefor.

                        IX. SOURCE OF PAYMENTS: NO TRUST

         The obligations of the Company to make payments hereunder shall constitute a liability of the Company to the Executive. Such payments shall be from the general funds of the Company, and the Company to whom such payments are due shall not be required to establish or maintain any special or separate fund, or otherwise segregate assets to assure that such payments shall be made. Neither an Executive nor a designated beneficiary of an Executive shall have any interest in any particular asset of the Company by reason of its obligations hereunder. Nothing contained in this Plan shall create or be construed as creating a trust of any kind or any other fiduciary relationship between the Company and an Executive or any other person.

                                X. MISCELLANEOUS

         10.1 All Executives claiming any interest hereunder shall perform any and all acts and execute any and all documents and papers necessary or desirable for carrying out the Plan or any of its provisions. In addition, the Company shall perform any and all acts and execute any and all documents and papers necessary or desirable for carrying out the Plan or any of it's provisions.

         10.2 The Plan shall be construed and administered according to the laws of the State of Wisconsin without reference to principles of conflicts of laws, except to the extent preempted by federal law. If any provision of the Plan shall be or become invalid, such fact shall not affect the validity of any other provision of the Plan. This Plan document sets forth the entire terms of the Plan. Abbreviated Plan summaries, and other explanations of the Plan's benefits and operations, including any and all prior agreements, to the extent inconsistent hereunder are hereby superseded.

         10.3 Each Executive of the Company, including any Executive in the Plan, is an at-will employee of the Company, and nothing in this Plan will be deemed to give an Executive the right to be retained in the employ of the Company, or to interfere with the right of the Company to discharge an Executive at any time, nor will it be deemed to give the Company the right to require an Executive to remain in its employ, nor will it interfere with the right of an Executive to terminate employment at any time.

         10.4 Any and all references in the Plan to any provision of any statute, law, regulation, ruling, or order shall be deemed to refer also to any successor provision of any statute, law, regulation, ruling or order.

         10.5 The Company and its Boards of Directors, officers and employees shall be free from liability, joint or several, for personal acts, omissions, and conduct, and for the acts, omissions and conduct of duly constituted agents, in the administration of this Plan; provided, however, that any individual who is held liable for the effects and consequences of personal acts, omissions or conduct in the administration of the Plan shall be indemnified and saved harmless by the Company except to the extent that such effects and consequences resulted from willful misconduct.

         10.6 No benefit under the Plan shall be subject to alienation, sale, transfer, assignment, pledge, attachment, garnishment, execution or encumbrance of any kind, and any attempt to accomplish the same shall be void.

         10.7 The Company will not consolidate or merge into or with another corporation, or transfer all or substantially all of its assets to another corporation (the "SUCCESSOR CORPORATION") unless the Successor Corporation shall assume the Plan, and upon such assumption, an Executive and the Successor Corporation shall become obligated to perform the terms and conditions of this Plan.
                                    * * * * *

         Pursuant to Article VII of the Plan, the changes to the Plan reflected in this amendment and restatement, which have been approved by the Board of Directors of the Company, are acknowledged and approved by the undersigned.

AMERICAN MEDICAL SECURITY GROUP, INC.


/S/ SAMUEL V. MILLER                                /S/ GARY D. GUENGERICH
--------------------                                ----------------------
Samuel V. Miller                                    Gary D. Guengerich
Chairman, President and                             Executive Vice President and
Chief Executive Officer                             Chief Financial Officer

                                                                   EXHIBIT 10.14

              DESCRIPTION OF AMERICAN MEDICAL SECURITY GROUP, INC.
                       EXECUTIVE MANAGEMENT INCENTIVE PLAN
                          (Effective January 1, 2001)

PURPOSE.

The purpose of the American Medical Security Group, Inc. Executive Management Incentive Plan (the "Plan") is to (i) provide motivation for executives to attain and maintain the highest standards of performance, (ii) attract and retain executives of outstanding competence, (iii) maintain a competitive compensation package for highly motivated key management employees and, (iv) direct the energies of executives toward the achievement of specific business goals and personal objectives which are of the utmost importance in the attainment of corporate goals and objectives.


ELIGIBILITY AND PARTICIPATION.

All members of the Executive Management Group, (the "Participants"), as determined by the Chief Executive Officer (the "CEO").


ADMINISTRATION AND INTERPRETATION.

The Plan is administered by the Compensation Committee (the "Committee") of the Board of Directors of American Medical Security Group, Inc. Action taken by the Committee in the administration and interpretation of the Plan is final and binding on all concerned. The Committee maintains overall responsibility for the Plan and is given complete discretion to administer the Plan and to interpret and/or modify all terms and conditions of the Plan.


COMPONENTS OF THE PLAN.

Bonus awards for the Participants, other than the Senior Vice President of Sales and Marketing, are determined by the following components:

         1.       Company Performance Component - 60%
         2.       Individual Performance Component - 40%

For each Plan year, the Committee establishes one or more specified percentages of base salary ("Target Bonus"), to be used to calculate awards under the Plan. The Committee also establishes a range of adjustments to the Target Bonus, to be used (i) if the Company's actual financial performance differs from the performance goals in specified amounts, and (ii) for varying levels of individual performance.

From year to year, the Committee may change the percentage of bonus awards attributable to the components described above.

Bonus Awards for the Senior Vice President of Sales and Marketing are determined based on an annual new business component and a Company performance component, as determined by Committee and which may vary from year to year.

COMPANY PERFORMANCE COMPONENT. The company performance component of the Plan is based on earnings before depreciation, interest, taxes and amortization (EBIDTA) or such other appropriate corporate performance measures determined by the Committee, including individual measures of performance. Actual financial performance is measured by reference to the Company's financial records and the consolidated financial statements of the Company. In determining performance, the Committee in its discretion may direct that adjustments to the performance goals or actual financial performance as reported be made to reflect extraordinary organizational, operational or other changes that have occurred during such year, such as (without limitation) acquisitions, dispositions, expansions, contractions, material non-recurring items of income or loss, or events that might create unwarranted hardships or windfalls to Participants.

The percentage of Target Bonus achieved for the company performance component is determined by the Committee by comparing actual financial performance to the corporate performance goals for the preceding Plan year and the range of percentages of Target Bonus adopted by the Committee for such year.

INDIVIDUAL PERFORMANCE COMPONENT. The percentage of Target Bonus achieved for the individual performance component is a function of a discretionary evaluation of the performance of the individual executive. After each Plan year, the CEO provides the Committee with an overall performance evaluation for each Participant. The Committee uses this evaluation in determining the amount of a Participant's bonus award for the individual performance component of the Plan.

ANNUAL NEW BUSINESS COMPONENT. The amount of target bonus achieved is based on new business sales for various lines of business that exceed threshold levels established by the Committee.


PAYMENT OF BONUS AWARDS.

Bonus awards under the Plan are paid in cash promptly following approval of the bonus award amount by the Committee (generally paid in February).

Bonus awards are not considered as compensation in calculating any insurance, profit-sharing, retirement, or other benefit for which the recipient is eligible unless any such insurance, profit-sharing, retirement or other benefit is granted under a plan which expressly provides that incentive compensation is considered as compensation under such plan.

There is no requirement that the maximum amount available for bonus awards in any year be awarded.

                                                                   EXHIBIT 10.15








                                EXECUTIVE ANNUAL
                                 INCENTIVE PLAN



                                American Medical
                              Security Group, Inc.


                                  February 1999

CONTENTS





--------------------------------------------------------------------------------

ARTICLE 1.            PURPOSES AND EFFECTIVE DATE                              1

ARTICLE 2.            DEFINITIONS                                              1

ARTICLE 3.            DESIGNATION OF PARTICIPANTS                              1

ARTICLE 4.            DETERMINATION OF PERFORMANCE GOAL                        2

ARTICLE 5.            DETERMINATION OF AWARDS FOR ELIGIBLE EMPLOYEES           2

ARTICLE 6.            PAYMENT AND DEFERRAL                                     3

ARTICLE 7.            OTHER PROVISIONS                                         3

      AMERICAN MEDICAL SECURITY GROUP, INC. EXECUTIVE ANNUAL INCENTIVE PLAN




--------------------------------------------------------------------------------

ARTICLE 1.        PURPOSES AND EFFECTIVE DATE
The purpose of the Executive Annual Incentive Plan is to encourage superior performance by executives of American Medical Security Group, Inc. and its subsidiaries (collectively, the "Company") through the payment of annual cash incentive awards. This Plan is also intended to exempt annual incentive payments to Covered Employees (as defined in Article 2, below) as performance-based compensation from the $1 million cap on deductible pay, as set forth in Section 162(m) of the Internal Revenue Code and the Plan shall be construed and administered accordingly.

This Plan is effective as of January 1, 1999.

ARTICLE 2.        DEFINITIONS
2.1
The following items shall have the meanings set forth below, if capitalized.

(a)      "Board" shall mean the Board of Directors of the Company.

(b)      "CEO" means the Chief Executive Officer of the Company.

(c) "Committee" means the Compensation Committee of the Board of Directors of American Medical Security Group, Inc.

(d) "Covered Employee" means a Participant designated prior to the grant of an award by the Committee who is or may be a "covered employee" within the meaning of Section 162(m)(3) of the Internal Revenue Code in the year in which such award is taxable to the Participant.

(e) "Eligible Employee" shall mean key employees of the Company who, in the opinion of the Committee, are or give promise of becoming of exceptional importance to the Company and of making substantial contributions to the success, growth, and profit of the Company.

(f) "Participant" means an employee deemed to be an Eligible Employee for a Plan Year.

(g) "Plan" means the American Medical Security Group, Inc. Executive Annual Incentive Plan as it may be amended from time to time.

(h)      "Plan Year" means the calendar year.

(i) "Retirement" means early, normal or postponed retirement as defined under the retirement policy of the Company.

ARTICLE 3.        DESIGNATION OF PARTICIPANTS
3.1
Awards may be made only to Eligible Employees.

3.2
No member of the Committee, and no member of the Board of Directors of the Company who is not also a regular salaried employee of the Company, shall be eligible to participate in the Plan.

3.3
The Committee may, but need not, consider for prorated or full incentive awards Participants who have ceased employment because of death, disability, or Retirement prior to the date the Committee determines incentive awards under the Plan. Participants who terminate employment (or give notice of intent to terminate employment) for reasons other than death, disability, or Retirement prior to the date the Committee determines the incentive awards under the Plan will not be eligible to be considered for an incentive award, unless the Committee determines in its sole discretion that, because of special circumstances, the Participant shall be eligible to be considered.

3.4
Participation in the Plan shall not entitle any Eligible Employee to an award under the Plan. All awards shall be made in the sole discretion of the Committee.

ARTICLE 4.        DETERMINATION OF PERFORMANCE GOALS
4.1
The terms and conditions of any award that is intended to provide performance-based compensation to a Covered Employee shall include the requirement that such award shall be payable only on account of the attainment of one or more preestablished performance goals determined by the Committee. The agreement covering such award shall specify the performance goals to which payment under the award is subject and shall state, in terms of an objective formula or standard, the method for computing the amount of compensation payable to the Participant if the goal is obtained. In addition, before the payment of any such award, the Committee shall certify that the performance goals and any other material terms of the award have in fact been satisfied.

4.2
For purposes of the foregoing, the Committee shall specify the performance goals and certify the attainment of such goals with respect to performance-related awards in accordance with Code Section 162(m) and related rules and regulations followed by the Internal Revenue Service. Except as otherwise permitted or required by such authorities, the performance goals applicable to each award subject to this paragraph shall be determined by the Committee in a manner such that any compensation of a Participant under the award is paid pursuant to a preestablished objective performance formula or standard that precludes discretion and generally allows a third party with knowledge of the relevant performance results to calculate the amount to be paid to the Participant.

4.3
In general, the reservation of a right to reduce or eliminate the compensation or other economic benefit that was due on attainment of the performance goal shall not be considered to be impermissible discretion under Section 162(m) of the Internal Revenue Code, nor shall the choice to pay upon the attainment of either of two objective preestablished performance goals. The Committee reserves such right and the ability to make such choice. A performance-based compensation award applicable to a Covered Employee may be based on the attainment of goals relating to one or more of the following business criteria, measured on an absolute basis or in terms of growth or reduction: net income (pre-tax or after-tax and with adjustments as stipulated), earnings per share, return on equity, return on assets, return on tangible book value, operating income, earnings before depreciation, interest, taxes and amortization (EBDITA), loss ratio, expense ratio, increase in stock price, total shareholder return, economic value added, and operating cash flow. With respect to Participants who are not Covered Employees, the Committee may establish other subjective or objective performance goals, including individual goals, which it deems appropriate.

ARTICLE 5.        DETERMINATION OF AWARDS FOR ELIGIBLE EMPLOYEES
5.1
The CEO shall recommend to the Committee target award levels for each Eligible Employee who is a Participant as soon as practicable after the beginning of the Plan Year.

5.2
After the end of the Plan Year, each Participant's performance shall be assessed by the Committee pursuant to the applicable preestablished performance goals for such Plan Year.

5.3
The designation of annual award recipients and the amount of individual awards shall be determined by the Committee pursuant to the applicable preestablished performance goals and such other rules as the Committee may establish. However, in no event may any Participant's annual incentive award exceed $3,000,000.

ARTICLE 6.        PAYMENT AND DEFERRAL
6.1
Incentive awards granted by the Committee, less applicable withholding taxes, shall be paid in cash as soon as reasonably possible after being awarded.

6.2
The Committee may permit or require a Participant to defer such Participant's receipt of the payment of cash that would otherwise be due to such Participant. If any such deferral election is required or permitted, the Committee shall, in is sole discretion, establish rules and procedures for such payment deferrals.

ARTICLE 7.        OTHER PROVISIONS
7.1
The Board of Directors of American Medical Security Group, Inc. reserves the right to modify, suspend or terminate this Plan at any time.

7.2
The Committee shall have the power to construe and interpret the Plan and to establish rules not inconsistent with the provisions of the Plan. Any decision arising out of or in connection with the construction, interpretation and administration of the Plan shall lie within the Committee's absolute discretion and shall be binding on all parties.

7.3
The designation of an employee as a Participant or the grant of an award to an employee shall not give such employee any right to be retained in the employ of the Company and the ability of the Company to dismiss or discharge the employee is specifically reserved.

7.4
No Participant shall have the right to alienate, assign, encumber, hypothecate or pledge his or her interest in any award under the Plan, voluntarily or involuntarily, prior to payment and any attempt to dispose of any such interest shall be void. Notwithstanding the preceding sentence, the Company shall have the right to offset from an unpaid or deferred award any amounts due and owing from the Participant to the extent permitted by law. The Company shall not be required to segregate physically any cash or to establish any separate account or accounts to fund any awards made or to be made under the Plan.

7.5
This document is a complete statement of the Plan and as of the effective date supersedes all prior plans, proposals, representations, promises and inducements, written or oral, relating to its subject matter. The Company shall not be bound by or liable to any person for any representation, promise or inducement made by any person which is not embodied in this document or in any authorized written amendment to the Plan

7.6
The Plan shall be construed and enforced in accordance with Wisconsin law without regard to principles of conflicts of law.

                                                                      EXHIBIT 21

SUBSIDIARIES OF THE REGISTRANT

American Medical Security Holdings, Inc., a Wisconsin corporation

American Medical Security, Inc., a Delaware corporation

American Medical Security Insurance Company of Georgia, a Georgia corporation

U & C Real Estate Partnership, a Wisconsin general partnership

United Wisconsin Life Insurance Company, a Wisconsin insurance corporation

Continental Plan Services, Inc., a Wisconsin corporation

Nurse Healthline, Inc., a Wisconsin corporation

Accountable Health Plans of America, Inc., a Texas corporation

AMS HMO Holdings, Inc., a Delaware corporation

American Medical Security Health Plan, Inc., a Florida corporation d/b/a American Medical Healthcare

Unity HMO of Illinois, Inc., an Illinois corporation

                                                                      EXHIBIT 23


CONSENT OF INDEPENDENT AUDITORS



        We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-75477) pertaining to the Retirement Savings Plan, the Registration Statement (Form S-8 No. 333-21857) pertaining to the Equity Incentive Plan, the Registration Statement (Form S-8 No. 333-22673) pertaining to the 1995 Director Stock Option Plan, and the Registration Statement (Form S-3 No. 333-29425) pertaining to the Dividend Reinvestment and Direct Stock Purchase Plan of American Medical Security Group, Inc., of our report dated January 31, 2001, with respect to the consolidated financial statements and schedules of American Medical Security Group, Inc. included in the Annual Report (Form 10-K) for the year ended December 31, 2000.



                                                     /S/ Ernst & Young LLP
                                                     ERNST & YOUNG LLP

Milwaukee, Wisconsin
March 8, 2001