Form 10-Q
period 2001-03-31
AMERICAN MEDICAL SECURITY GROUP INC
filed 2001-05-14
CIK 878897

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
OR
[ ] Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the transition period from _________________ to ________________

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

Common stock, no par value, outstanding as of April 30, 2001: 14,058,783 shares

                      AMERICAN MEDICAL SECURITY GROUP, INC.

                                      INDEX


PART I.       FINANCIAL INFORMATION

     Item 1.      Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets
                      March 31, 2001 and December 31, 2000.....................3

                  Condensed Consolidated Statements of Operations
                      Three months ended March 31, 2001 and 2000...............5

                  Condensed Consolidated Statements of Cash Flows
                      Three months ended March 31, 2001 and 2000...............6

                  Notes to Condensed Consolidated Financial Statements
                      March 31, 2001...........................................7

     Item 2.      Management's Discussion and Analysis of Financial Condition
                      and Results of Operations...............................12

     Item 3.      Quantitative and Qualitative Disclosures About Market Risk..16


PART II.      OTHER INFORMATION

     Item 1.      Legal Proceedings...........................................17

     Item 6.      Exhibits and Reports on Form 8-K............................18

     Signatures...............................................................19

     Exhibit Index..........................................................EX-1

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                      AMERICAN MEDICAL SECURITY GROUP, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                                                                     March 31,       December 31,
                                                                                        2001             2000
                                                                                   ---------------------------------
                                                                                            (IN THOUSANDS)
ASSETS

Investments:
   Securities available for sale, at fair value:
     Fixed maturities                                                               $    261,136      $    262,428
     Equity securities-preferred                                                           2,278             2,368
   Fixed maturity securities held to maturity, at amortized cost                           4,312             4,320
   Trading securities, at fair value                                                         244               260
                                                                                   ---------------------------------

       Total investments                                                                 267,970           269,376

Cash and cash equivalents                                                                 10,484            15,606

Other assets:
   Property and equipment, net                                                            33,143            32,451
   Goodwill and other intangibles, net                                                   106,655           107,562
   Other assets                                                                           46,265            46,928
                                                                                   ---------------------------------

       Total other assets                                                                186,063           186,941
                                                                                   ---------------------------------

Total assets                                                                        $    464,517      $    471,923
                                                                                   =================================










            See Notes to Condensed Consolidated Financial Statements

                      AMERICAN MEDICAL SECURITY GROUP, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                                     March 31,       December 31,
                                                                                        2001             2000
                                                                                   ---------------------------------
                                                                                            (IN THOUSANDS)

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Medical and other benefits payable                                               $    133,285      $    145,310
   Advance premiums                                                                       18,013            17,568
   Payables and accrued expenses                                                          34,139            25,902
   Notes payable                                                                          40,958            41,258
   Other liabilities                                                                      19,828            20,708
                                                                                   ---------------------------------

       Total liabilities                                                                 246,223           250,746

Shareholders' equity:
   Common stock (no par value, $1 stated value, 50,000,000 shares authorized,
     16,654,315 issued and 14,084,683 outstanding at March 31, 2001,
     16,654,315 issued and 14,270,945 outstanding at December 31, 2000)                   16,654            16,654
   Paid-in capital                                                                       187,956           187,956
   Retained earnings                                                                      31,155            36,295
   Accumulated other comprehensive loss (net of tax benefit of $301,000
     at March 31, 2001 and $2,126,000 at December 31, 2000)                                 (556)           (3,948)
   Treasury stock (2,569,632 shares at March 31, 2001
     and 2,383,370 shares at December 31, 2000, at cost)                                 (16,915)          (15,780)
                                                                                   ---------------------------------

       Total shareholders' equity                                                        218,294           221,177
                                                                                   ---------------------------------

Total liabilities and shareholders' equity                                          $    464,517      $    471,923
                                                                                   =================================












            See Notes to Condensed Consolidated Financial Statements

                      AMERICAN MEDICAL SECURITY GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                          Three Months Ended
                                                                                              March 31,
                                                                                   ---------------------------------
                                                                                        2001              2000
                                                                                   ---------------------------------
                                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
   Insurance premiums                                                               $    222,470      $    247,905
   Net investment income                                                                   4,487             4,883
   Other revenue                                                                           5,301             4,889
                                                                                   ---------------------------------
       Total revenues                                                                    232,258           257,677

Expenses:
   Medical and other benefits                                                            166,580           188,063
   Selling, general and administrative                                                    71,411            64,938
   Interest expense                                                                          876               896
   Amortization of goodwill and intangibles                                                  907               946
                                                                                   ---------------------------------
       Total expenses                                                                    239,774           254,843
                                                                                   ---------------------------------

Income (loss) before income taxes                                                         (7,516)            2,834

Income tax expense (benefit)                                                              (2,376)            1,175
                                                                                   ---------------------------------

Net income (loss)                                                                   $     (5,140)     $      1,659
                                                                                   =================================


Net income (loss) per common share:
   Basic                                                                            $      (0.36)     $       0.11
   Diluted                                                                          $      (0.36)     $       0.11












            See Notes to Condensed Consolidated Financial Statements

                      AMERICAN MEDICAL SECURITY GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          Three Months Ended
                                                                                              March 31,
                                                                                   ---------------------------------
                                                                                        2001              2000
                                                                                   ---------------------------------
                                                                                            (IN THOUSANDS)
OPERATING ACTIVITIES:
Net income (loss)                                                                   $     (5,140)     $      1,659
Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
     Depreciation and amortization                                                         2,427             2,371
     Net realized investment losses                                                           27                 -
     Decrease in trading securities                                                           16                 -
     Deferred income tax expense (benefit)                                                (2,571)            1,226
     Changes in operating accounts:
       Other assets                                                                        1,408             9,414
       Medical and other benefits payable                                                (12,025)          (18,605)
       Advance premiums                                                                      445             5,558
       Payables and accrued expenses                                                       8,237               202
       Other liabilities                                                                    (880)           (7,337)
                                                                                   ---------------------------------
         Net cash used in operating activities                                            (8,056)           (5,512)


INVESTING ACTIVITIES:
Purchases of available for sale securities                                               (40,470)          (13,274)
Proceeds from sale of available for sale securities                                       43,679             2,041
Proceeds from maturity of available for sale securities                                    3,050               150
Proceeds from maturity of held to maturity securities                                          -               630
Purchases of property and equipment                                                       (1,891)           (2,580)
Proceeds from sale of property and equipment                                                   -                 7
                                                                                   ---------------------------------
         Net cash provided by (used in) investing activities                               4,368           (13,026)


FINANCING ACTIVITIES:
Issuance of common stock                                                                       -                 4
Purchase of treasury stock                                                                (1,134)             (702)
Borrowings under line of credit agreement                                                      -            35,158
Repayment on line of credit agreement                                                          -           (35,158)
Repayment of notes payable                                                                  (300)             (365)
                                                                                   ---------------------------------
         Net cash used in financing activities                                            (1,434)           (1,063)
                                                                                   ---------------------------------

Cash and cash equivalents:
   Net decrease                                                                           (5,122)          (19,601)
   Balance at beginning of year                                                           15,606            17,266
                                                                                   ---------------------------------
Balance at end of period                                                            $     10,484      $     (2,335)
                                                                                   =================================

            See Notes to Condensed Consolidated Financial Statements

                      AMERICAN MEDICAL SECURITY GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


                                 March 31, 2001


NOTE A. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month periods ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the American Medical Security Group, Inc. ("AMSG" or the "Company") annual report on Form 10-K for the year ended December 31, 2000.


NOTE B. EARNINGS (LOSS) PER COMMON SHARE

     Basic earnings  (loss) per common share are computed by dividing net income
(loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share are computed by dividing net income (loss) by the weighted average number of common shares outstanding, adjusted for the effect of dilutive employee stock options.

     The following table provides a reconciliation of the number of weighted average basic and diluted shares outstanding:

                                                                                  Three Months Ended
                                                                                      March 31,
                                                                           ---------------------------------
                                                                                2001              2000
                                                                           ---------------------------------

         Weighted average common shares outstanding - basic                   14,210,643        15,504,879

         Effect of dilutive stock options                                              -            68,026
                                                                           ---------------------------------

         Weighted average common shares outstanding - diluted                 14,210,643        15,572,905
                                                                           =================================

     The effect of dilutive  securities  was excluded from the diluted  earnings
(loss) per common share computation for the three months ended March 31, 2001 because the Company had a net loss in this period, therefore their inclusion would have been antidilutive. Certain options to purchase shares were not included in the computation of diluted earnings (loss) per common share because the options' exercise prices were greater than the average market price of the outstanding common shares for the period.

NOTE C. COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) is defined as net income (loss) plus or minus other comprehensive income (loss), which for the Company, under existing accounting standards, includes unrealized gains and losses, net of income tax effects, on certain investments in debt and equity securities. Comprehensive income (loss) for the Company is calculated as follows:

                                                                           Three Months Ended
                                                                                March 31,
                                                                     --------------------------------
                                                                          2001             2000
                                                                     --------------------------------
                                                                             (IN THOUSANDS
         Net income (loss)                                            $     (5,140)    $      1,659

         Unrealized gain on available for sale securities                    3,392              318
                                                                     --------------------------------

         Comprehensive income (loss)                                  $     (1,748)    $      1,977
                                                                     ================================

NOTE D. CREDIT AGREEMENT

     At March 31, 2001, the Company maintained a revolving bank line of credit agreement ("Credit Agreement") with a maximum commitment of $40.0 million and a $10.0 million sublimit for swingline loans. At March 31, 2001, the outstanding balance of advances under the Credit Agreement was $35.2 million. The Credit Agreement contains customary covenants which, among other matters, require the Company to achieve minimum financial results and restrict the Company's ability to incur additional debt, pay future cash dividends and dispose of assets outside the ordinary course of business. The Credit Agreement was amended in January 2001 and April 2001 to revise the minimum financial requirements of certain covenants. The April 2001 amendment also revised the Company's applicable interest rate on outstanding loans and revised the schedule of mandatory future commitment reductions including a $4.8 million commitment reduction on April 27, 2001. Revised future annual principal amounts due for all of the Company's debt as of March 31, 2001 are $0.9 million for 2001, $6.2 million for 2002, $11.2 million for 2003, $12.5 million for 2004, and $10.2 million for 2005.

NOTE E. CONTINGENCIES

     On August 26, 1999, a $6.9 million verdict was entered against the Company in a lawsuit filed by Skilstaf, Inc. which principally alleged breach of contract involving the timing of claims payments. On April 17, 2000, the Company filed its notice of appeal of this decision with the Eleventh Circuit Federal Appeals Court. Based upon the nature of the case and consultation with legal counsel, management had expected the verdict to be reversed or substantially reduced following appeal. Consequently, the Company initially established an immaterial accrual for this case reflecting potential contractual damages only. However, on March 12, 2001, the Company received an adverse decision affirming the jury verdict. On May 4, 2001, the Eleventh Circuit Court denied the Company's petition for a rehearing by the full court of appeals. The Company is preparing its appeal to the United States Supreme Court. Management believes strongly in its position, however, given the current status of the case, the Company recognized an additional accrual during the first quarter of 2001 representing the full potential loss including punitive damages and other expenses.


     On February 7, 2000, a $5.4 million verdict was entered against the Company in a lawsuit filed by Health Administrators, Inc., an insurance agency owned and operated by a former agent of the Company, which alleged breach of contract involving commission amounts due to such agent. On April 18, 2000, the Company filed a notice of appeal with an Ohio Appeals Court requesting reversal of the decision. On March 29, 2001, the Court of Appeals rendered a decision remanding certain agent contract issues related to $2.4 million in damages back to the lower court for further consideration. The Court of Appeals decision upheld $3.0 million awarded by the lower court in regard to a commission contract. On May 2, 2001, the Company filed an appeal with the Ohio

Supreme Court appealing the decision of the Appeals Court with respect to that portion of the lower court's decision upheld by the Court of Appeals.

     The Company is involved in various other legal and regulatory matters occurring in the normal course of its business. The Company's financial results for the three months ended March 31, 2001 reflect a pre-tax charge of $9.0 million ($5.9 million after-tax) to cover estimated potential losses and related expenses for legal related matters. In the opinion of management, adequate provision has been made for losses which may result from legal and regulatory actions; accordingly, the outcome of these matters is not expected to have a material adverse effect on the consolidated financial statements.

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

     A   reconciliation   of  segment  income  (loss)  before  income  taxes  to
consolidated income (loss) before income taxes is as follows:


                                                                           Three Months Ended
                                                                                March 31,
                                                                     --------------------------------
                                                                          2001             2000
                                                                     --------------------------------
                                                                             (IN THOUSANDS)
         Health segment                                               $     (8,506)    $        716
         Life segment                                                        1,750            2,240
         All other                                                            (760)            (122)
                                                                     --------------------------------
            Income (loss) before income taxes                         $     (7,516)    $      2,834
                                                                     ================================

     Operating results and statistics for each of the Company's segments are as follows:

                                                                           Three Months Ended
                                                                                March 31,
                                                                     --------------------------------
                                                                          2001             2000
                                                                     --------------------------------
                                                                             (IN THOUSANDS)
         HEALTH SEGMENT

         OPERATING RESULTS

         Revenues:
            Insurance premiums                                       $     216,974     $    232,954
            Net investment income                                            2,450            2,545
            Other revenue                                                    4,230            3,963
                                                                     --------------------------------
              Total revenues                                               223,654          239,462

         Expenses:
            Medical and other benefits                                     164,197          178,505
            Selling, general and administrative                             67,963           60,241
                                                                     --------------------------------
              Total expenses                                               232,160          238,746
                                                                     --------------------------------

         Income (loss) before income taxes                            $     (8,506)    $        716
                                                                     ================================

         FINANCIAL STATISTICS

         Loss ratio                                                          75.7%            76.6%
         Expense ratio                                                       29.4%            24.2%
                                                                     --------------------------------
            Combined ratio                                                  105.1%           100.8%
                                                                     ================================


         Membership at End of Period:
         Health:
            Fully insured medical                                          424,632          520,710
            Self funded medical                                             49,260           49,810
            Stand-alone dental                                             178,283          188,565
                                                                     --------------------------------
              Total health                                                 652,175          759,085

     (a) Total health membership for the Company of 652,683 and 776,639 at March 31, 2001 and 2000 includes HMO membership of 508 and 17,554, respectively. HMO operations are not included in health segment operating results.

                                                                           Three Months Ended
                                                                                March 31,
                                                                     --------------------------------
                                                                          2001             2000
                                                                     --------------------------------
                                                                             (IN THOUSANDS)
         LIFE SEGMENT

         OPERATING RESULTS

         REVENUES:
            Insurance premiums                                        $      4,963     $      6,072
            Net investment income                                              174              159
            Other revenue                                                       42               56
                                                                     --------------------------------
              Total revenues                                                 5,179            6,287

         Expenses:
            Medical and other benefits                                       1,992            2,290
            Selling, general and administrative                              1,437            1,757
                                                                     --------------------------------
              Total expenses                                                 3,429            4,047
                                                                     --------------------------------

         Income before income taxes                                   $      1,750     $      2,240
                                                                     ================================

         FINANCIAL STATISTICS

         Loss ratio                                                          40.1%            37.7%
         Expense ratio                                                       28.1%            28.0%
                                                                     --------------------------------
            Combined ratio                                                   68.2%            65.7%
                                                                     ================================


         Membership at End of Period                                       230,426          280,893

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

RESULTS OF OPERATIONS

     The Company reported a net loss of $5.1 million or $0.36 per share for the first quarter of 2001. The first quarter results reflect an after-tax charge of $5.9 million or $0.41 per share in response to an adverse decision rendered by the Eleventh Circuit Federal Court of Appeals in a lawsuit brought against the Company. See "Part II., Item 1. Legal Proceedings" for a detailed discussion of the case.

     Excluding the non-recurring charge, income for the first quarter of 2001 was $710,000 or $0.05 per share. This compares to net income of $1.7 million or $0.11 per share reported for the first quarter of the prior year. The decrease in income from the first quarter of the prior year primarily reflects a higher selling, general and adminstrative expense ratio from higher agent commissions and issue costs resulting from the company's change in product mix, lower premium revenues, and lower investment income, partially offset by an improvement in the health loss ratio.

     INSURANCE PREMIUMS AND MEMBERSHIP

     Insurance premiums for the three months ended March 31, 2001 decreased 10.2% to $222.5 million from $247.9 million for the same period in 2000 primarily as a result of a decline in membership in select unprofitable small group and exited markets, partially offset by rising MedOne membership and rising premium rates on the continuing block of business. Average fully insured medical premium per member per month for the first quarter of 2001 increased by 11.5% to $146, compared to the first quarter of 2000, reflecting significant rate actions taken by the Company. Insurance premiums for the Company's MedOne product increased 30.0% from the first quarter of the prior year. Management considers the MedOne product to be a key strategic product and continues to take steps to accelerate membership and premium growth in this market through an expanded agent force and additional regional and national distribution agreements.

     Total medical and dental membership declined from 776,639 members at March 31, 2000 to 652,683 members at March 31, 2001. The membership decrease is a result of (1) the Company's success in terminating business in several unprofitable markets, including exited markets, (2) lower sales due to aggressive premium rate increases and (3) the run-off of the block of group health business acquired on January 1, 1999 from Continental Assurance Company ("CNA"). Based on the most recent sales projections and the rate of membership terminations, management anticipates membership to continue to decline approximately 10% during the remainder of 2001 and insurance premiums to decline by 5% to 10%.

     NET INVESTMENT INCOME

     Net investment income includes investment income and realized gains and losses on investments. Investment gains and losses are realized in the normal investment process in response to market opportunities. Net investment income for the three months ended March 31, 2001 decreased to $4.5 million from $4.9 million for the three months ended March 31, 2000. The decrease in net investment income is due primarily to a decrease in average invested assets. Average invested assets at cost were $272.1 million for the three months ended March 31, 2001. In comparison, average invested assets were $297.4 million for the same period one year prior.

     OTHER REVENUE

     Other revenue, which primarily consists of administrative fee income from claims processing and other administrative services, increased to $5.3 million for the quarter compared to $4.9 million for the first quarter of 2000. The increase from the prior year is primarily due to an increase in fees charged for administrative services.

     LOSS RATIO

     The health loss ratio for the first quarter of 2001 was 75.7% compared to 76.6% for the first quarter of 2000. The significant improvement was due to management's actions and strategies to increase premiums and manage medical inflation. These actions included premium rate increases, claims cost control initiatives and the exit from unprofitable small group markets. The improvement also reflects increased sales of MedOne products, which are priced for a lower loss ratio due to its increased deductibles and copayments. As anticipated, claim costs have increased slightly, but were more than offset by increased premiums. Management believes its pricing strategies will maintain premium increases ahead of expected claim costs which should further improve the loss ratio during 2001.

     The life segment loss ratio for the three months ended March 31, 2001 was 40.1% compared to 37.7% for the three months ended March 31, 2000. The increase in the life segment loss ratio was due to an unexpected increase in life claims experience during the period.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE RATIO

     The selling, general and administrative ("SG&A") expense ratio includes commissions and selling expenses, administrative expenses, and premium taxes and assessments. Excluding the non-recurring legal accrual, the SG&A expense ratio for health segment products for the three months ended March 31, 2001 was 25.2%. This compares to 24.2% reported for the three months ended March 31, 2000. The increase is due to higher agent commissions and issue costs resulting from the Company's change in product mix and the effects of lower premium volume.

FUTURE EXPECTATIONS

     Management continues to take actions to improve profitability through aggressive pricing, product redesign, new product introduction, and targeted focus on profitable markets and products. Management expects the Company's profitability to improve during 2001 as a result of the continued implementation of management's strategic plan. Based on current revenue and cost projections, management expects second quarter earnings to be approximately $0.06 to $0.08 per share. For the full year 2001, management anticipates earnings between $0.35 and $0.45 per share, excluding the non-recurring charge. See "Cautionary Factors" below for a detailed discussion of risks and uncertainties that may cause actual results to differ materially from management's expectations.

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

     The Company's cash used in operations was $8.1 million for the three months ended March 31, 2001. This compares to cash used in operations of $5.5 million for the three months ended March 31, 2000. The decrease in cash flows is primarily the result of a reduction in the claims backlog during the quarter, along with faster claim submission and payment patterns, and lower new sales volume. Management expects cash flow from operations to be positive for the year 2001.

     The Company's investment portfolio consists primarily of investment grade bonds and has limited exposure to equity securities. At March 31, 2001, $265.4 million or 99.1% of the Company's investment portfolio was invested in bonds. At December 31, 2000, $267.0 million or 99.1% of the Company's investment portfolio was invested in bonds. The bond portfolio had an average quality rating of Aa3 at March 31, 2001 and December 31, 2000, as measured by Moody's Investor Service. The majority of the bond portfolio was classified as available for sale. The Company has no investment in mortgage loans, non-publicly traded securities (except for principal only strips of U.S. Government securities), real estate held for investment or financial derivatives.

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

     The National Association of Insurance Commissioners has adopted risk-based capital ("RBC") standards for health and life insurers designed to evaluate the adequacy of statutory capital and surplus in relation to various business risks faced by such insurers. The RBC formula is used by state insurance regulators as an early warning tool to identify insurance companies that potentially are inadequately capitalized. At December 31, 2000, the Company's principal insurance company subsidiaries had RBC ratios that were substantially above the levels which would require regulatory action.

     During 2000, the Company's Board of Directors authorized an increase to the Company's share repurchase program to a maximum allowable repurchase of $18.0 million. The Company purchased 186,262 shares of its outstanding common stock during the first quarter of 2001, bringing the total purchased to 2.6 million shares at an aggregate purchase price of $16.9 million.

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

     At March 31, 2001, the Company maintained a revolving bank line of credit agreement ("Credit Agreement") with a maximum commitment of $40.0 million and a $10.0 million sublimit for swingline loans. At March 31, 2001, the outstanding balance of advances under the Credit Agreement was $35.2 million. The Credit Agreement contains customary covenants which, among other matters, require the Company to achieve minimum financial results and restrict the Company's ability to incur additional debt, pay future cash dividends and dispose of assets outside the ordinary course of business. The Credit Agreement was amended in January 2001 and April 2001 to revise the minimum financial requirements of certain covenants. The April 2001 amendment also revised the Company's applicable interest rate on outstanding loans and revised the schedule of mandatory future commitment reductions including a $4.8 million commitment reduction on April 27, 2001. Revised future annual principal amounts due for all of the Company's debt as of March 31, 2001 are $0.9 million for 2001, $6.2 million for 2002, $11.2 million for 2003, $12.5 million for 2004, and $10.2 million for 2005.

CAUTIONARY FACTORS

     This report and other documents or oral presentations prepared or delivered by and on behalf of the Company contain or may contain "forward-looking statements" within the meaning of the safe harbor provisions of the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements based upon management's expectations at the time such statements are made and are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those contemplated in the statements. Readers are cautioned not to place undue reliance on the forward-looking statements. When used in written documents or oral presentations, the terms "anticipate," "believe," "estimate," "expect," "objective," "plan," "possible," "potential," "project" and similar expressions are intended to identify forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that could cause the Company's actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

- Increasing health care costs resulting from the aging of the population, advances in medical technology, increased utilization of medical services and drugs, health care inflation (particularly technology-driven procedures and pharmacy costs), possible epidemics and natural disasters and other factors affecting the delivery and cost of health care that are beyond the Company's control.

- The Company's ability to profitably distribute and sell its products, including, changes in business relationships with independent agents who sell the Company's products, the Company's ability to retain key producing sales agents, the Company's ability to expand its distribution network for MedOne products, competitive factors such as the entrance of additional competitors into the Company's markets, competitive pricing practices, the Company's ability to sell new products and retain existing customers, and the Company's ability to predict future health care cost trends and adequately price its products.

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

-    Adverse outcomes of litigation against the Company.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's market risk has not substantially changed from the year ended December 31, 2000.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On August 26, 1999, a $6.9 million verdict was entered against American Medical Security, Inc. ("AMS Inc."), the Company's third party administrator ("TPA") subsidiary, in the United States District Court for the Middle District of Alabama. The decision was made in a lawsuit brought against AMS Inc. by Skilstaf, Inc. ("Skilstaf"), an Alabama employee leasing company, in January 1998 alleging that AMS Inc. delayed claims payments under a contract with Skilstaf. Skilstaf sought unspecified damages. The contract, which was entered into in 1992 and terminated by Skilstaf in 1996, was a TPA contract for Skilstaf's self funded employee benefit plan. AMS Inc. has argued that this case is governed by the Employee Retirement Income Security Act of 1974, as amended, which preempts all state law causes of action and limits damages to contract damages. AMS Inc.'s post-trial motion to set aside the jury's finding was denied by the court on March 20, 2000. As a result, AMS Inc. filed a notice of appeal with the Eleventh Circuit Federal Appeals Court on April 17, 2000. On March 12, 2001, the Company received the Court of Appeal's decision, rendered on March 9, 2001, affirming the decision of the District Court. On March 30, 2001, AMS Inc. filed a petition with the Court of Appeals for a rehearing by the full Court of Appeals, which was denied on May 4, 2001. The Company is preparing to petition the United States Supreme Court for a writ of certiorari and intends to continue its strenuous appeal of this decision.

     On February 7, 2000, a $5.4 million verdict was entered against AMS Inc. and UWLIC in the Common Pleas Court of Delaware County, Ohio, Civil Division, in a lawsuit brought against AMS Inc. and UWLIC in 1996 by Health Administrators of America, Inc. ("Health Administrators"), an insurance agency owned and operated by a former agent of AMS Inc. The lawsuit alleges breach of written and oral contracts involving commission amounts and fraud. The case was heard and decided by a magistrate who awarded damages to Health Administrators, based on breach of written commission and agent contracts and ruled in favor of AMS Inc. and UWLIC on breach of oral contracts and fraud. On February 22, 2000, AMS Inc. and UWLIC filed objections with the Common Pleas Court requesting that the magistrate's decision against AMS Inc. and UWLIC be reversed. The Common Pleas Court approved the magistrate's decision on April 10, 2000. As a result, AMS Inc. and UWLIC filed a notice of appeal with the Court of Appeals, Delaware County, Ohio, Fifth Appellate District on April 18, 2000. Health Administrators filed a cross-appeal on July 10, 2000. Oral arguments were heard on October 5, 2000. On March 29, 2001, the Court of Appeals rendered a decision remanding certain agent contract issues related to $2.4 million in damages back to the lower court for further consideration. The Court of Appeals decision upheld $3.0 million awarded by the lower court in regard to a commission contract. On May 2, 2001, AMS and UWLIC filed an appeal with the Supreme Court for the State of Ohio appealing the decision of the Court of Appeals with respect to that portion of the lower court's decision upheld by the Court of Appeals.

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

     (b) REPORTS ON FORM 8-K

     A Form 8-K dated February 21, 2001, was filed by the Company to disclose under Item 9, Regulation FD Disclosure, a financial presentation included on the Company's website.

The Company also filed a Form 8-K dated March 12, 2001, to report under Item 5, Other Events, the Company's announcement to take a nonrecurring charge resulting from an adverse decision in the Skilstaf litigation.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE:  MAY 14, 2001


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

                                  EXHIBIT INDEX
                                       TO
                           FORM 10-Q QUARTERLY REPORT
                        for quarter ended March 31, 2001


                                                              INCORPORATED HEREIN                     FILED
EXHIBIT NO.       DESCRIPTION                                 BY REFERENCE TO                         HEREWITH

4                 Fourth  Amendment  dated as of  April  27,                                                 X
                  2001  to  Credit  Agreement  dated  as  of
                  March  24,  2000  among  the   Registrant,
                  LaSalle  Bank  National   Association  and
                  other Lenders




                                                                            EX-1