Form 10-Q
period 2001-06-30
AMERICAN MEDICAL SECURITY GROUP INC
filed 2001-08-14
CIK 878897

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
FOR THE  QUARTERLY  PERIOD  ENDED  JUNE 30,  2001
OR
[ ] Transition Report Pursuant To Section 13 Or 15(d) of The Securities Exchange Act Of 1934
For the transition period from ______________ to ________________

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

Common stock, no par value, outstanding as of July 31, 2001: 14,009,083 shares

                      AMERICAN MEDICAL SECURITY GROUP, INC.

                                      INDEX


PART I.       FINANCIAL INFORMATION

     Item 1.      Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets
                      June 30, 2001 and December 31, 2000......................3

                  Condensed Consolidated Statements of Operations
                      Three months ended June 30, 2001 and 2000; Six months
                      ended June 30, 2001 and 2000.............................5

                  Condensed Consolidated Statements of Cash Flows
                      Six months ended June 30, 2001 and 2000..................6

                  Notes to Condensed Consolidated Financial Statements
                      June 30, 2001............................................7

     Item 2.      Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................12

     Item 3.      Quantitative and Qualitative Disclosures About Market Risk..16


PART II.      OTHER INFORMATION

     Item 1.      Legal Proceedings...........................................17

     Item 4.      Submission of Matters to Vote of Security Holders...........17

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

ITEM 1.       FINANCIAL STATEMENTS


                      AMERICAN MEDICAL SECURITY GROUP, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                                                                      June 30,       December 31,
                                                                                        2001             2000
                                                                                   ---------------------------------
                                                                                            (IN THOUSANDS)

ASSETS

Investments:
   Securities available for sale, at fair value:
     Fixed maturities                                                               $    260,159      $    262,428
     Equity securities-preferred                                                           2,450             2,368
   Fixed maturity securities held to maturity, at amortized cost                           4,303             4,320
   Trading securities, at fair value                                                         332               260
                                                                                   ---------------------------------

       Total investments                                                                 267,244           269,376

Cash and cash equivalents                                                                 12,123            15,606

Other assets:
   Property and equipment, net                                                            33,576            32,451
   Goodwill and other intangibles, net                                                   105,748           107,562
   Other assets                                                                           42,319            46,928
                                                                                   ---------------------------------

       Total other assets                                                                181,643           186,941
                                                                                   ---------------------------------

Total assets                                                                        $    461,010      $    471,923
                                                                                   =================================


            See Notes to Condensed Consolidated Financial Statements

                      AMERICAN MEDICAL SECURITY GROUP, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                                                                      June 30,       December 31,
                                                                                        2001             2000
                                                                                   ---------------------------------
                                                                                            (IN THOUSANDS)

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Medical and other benefits payable                                               $    131,851      $    145,310
   Advance premiums                                                                       16,140            17,568
   Payables and accrued expenses                                                          33,047            25,902
   Notes payable                                                                          40,658            41,258
   Other liabilities                                                                      20,470            20,708
                                                                                   ---------------------------------

       Total liabilities                                                                 242,166           250,746

Shareholders' equity:
   Common stock (no par value, $1 stated value, 50,000,000 shares authorized,
     16,654,315 issued and 13,995,783 outstanding at June 30, 2001,
     16,654,315 issued and 14,270,945 outstanding at December 31, 2000)                   16,654            16,654
   Paid-in capital                                                                       187,956           187,956
   Retained earnings                                                                      32,621            36,295
   Accumulated other comprehensive loss (net of tax benefit of $517,000
     at June 30, 2001 and $2,126,000 at December 31, 2000)                                  (960)           (3,948)
   Treasury stock (2,658,532 shares at June 30, 2001
     and 2,383,370 shares at December 31, 2000, at cost)                                 (17,427)          (15,780)
                                                                                   ---------------------------------

       Total shareholders' equity                                                        218,844           221,177
                                                                                   ---------------------------------

Total liabilities and shareholders' equity                                          $    461,010      $    471,923
                                                                                   =================================


            See Notes to Condensed Consolidated Financial Statements

                      AMERICAN MEDICAL SECURITY GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                          Three Months Ended                  Six Months Ended
                                                               June 30,                           June 30,
                                                   ---------------------------------   --------------------------------
                                                        2001              2000              2001             2000
                                                   ---------------------------------   --------------------------------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
   Insurance premiums                               $    213,645      $    240,537      $    436,115     $    488,442
   Net investment income                                   4,405             4,886             8,919            9,769
   Realized investment losses                               (152)             (112)             (179)            (112)
   Other revenue                                           5,408             5,015            10,709            9,904
                                                   ---------------------------------   --------------------------------
       Total revenues                                    223,306           250,326           455,564          508,003

Expenses:
   Medical and other benefits                            156,174           182,012           322,754          370,075
   Selling, general and administrative                    62,873            62,684           134,284          127,622
   Interest expense                                          744               883             1,620            1,779
   Amortization of goodwill and intangibles                  907               947             1,814            1,893
                                                   ---------------------------------   --------------------------------
       Total expenses                                    220,698           246,526           460,472          501,369
                                                   ---------------------------------   --------------------------------

Income (loss) before income taxes                          2,608             3,800            (4,908)           6,634

Income tax expense (benefit)                               1,142             1,540            (1,234)           2,715
                                                   ---------------------------------   --------------------------------

Net income (loss)                                   $      1,466      $      2,260      $     (3,674)    $      3,919
                                                   =================================   ================================


Net income (loss) per common share:
   Basic                                            $       0.10      $       0.15      $      (0.26)    $       0.26
   Diluted                                          $       0.10      $       0.15      $      (0.26)    $       0.26

                 See Notes to Consolidated Financial Statements

                      AMERICAN MEDICAL SECURITY GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                           Six Months Ended
                                                                                               June 30,
                                                                                   ---------------------------------
                                                                                        2001              2000
                                                                                   ---------------------------------
                                                                                            (IN THOUSANDS)
OPERATING ACTIVITIES:
Net income (loss)                                                                   $     (3,674)     $      3,919
Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
     Depreciation and amortization                                                         5,071             4,879
     Net realized investment gains                                                           179               112
     Increase in trading securities                                                          (72)              (49)
     Deferred income tax expense (benefit)                                                (1,891)            3,442
     Changes in operating accounts:
       Other assets                                                                        4,891            14,928
       Medical and other benefits payable                                                (13,459)          (28,944)
       Advance premiums                                                                   (1,428)            4,172
       Payables and accrued expenses                                                       7,145            (1,463)
       Other liabilities                                                                    (238)           (8,649)
                                                                                   ---------------------------------
         Net cash used in operating activities                                            (3,476)           (7,653)


INVESTING ACTIVITIES:
Purchases of available for sale securities                                               (66,407)          (13,838)
Proceeds from sale of available for sale securities                                       67,593             9,487
Proceeds from maturity of available for sale securities                                    4,750               720
Proceeds from maturity of held to maturity securities                                          -               630
Purchases of property and equipment                                                       (3,697)           (2,912)
Proceeds from sale of property and equipment                                                   -                10
                                                                                   ---------------------------------
         Net cash provided by (used in) investing activities                               2,239            (5,903)


FINANCING ACTIVITIES:
Issuance of common stock                                                                       -                 4
Purchase of treasury stock                                                                (1,646)           (6,580)
Borrowings under line of credit agreement                                                      -            35,158
Repayment on line of credit agreement                                                          -           (35,158)
Repayment of notes payable                                                                  (600)             (665)
                                                                                   ---------------------------------
         Net cash used in financing activities                                            (2,246)           (7,241)
                                                                                   ---------------------------------

Cash and cash equivalents:
   Net decrease                                                                           (3,483)          (20,797)
   Balance at beginning of year                                                           15,606            17,266
                                                                                   ---------------------------------
Balance at end of period                                                            $     12,123      $     (3,531)
                                                                                   =================================


            See Notes to Condensed Consolidated Financial Statements

                      AMERICAN MEDICAL SECURITY GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


                                  June 30, 2001


NOTE A. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States ("GAAP") for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the American Medical Security Group, Inc. ("AMSG" or the "Company") annual report on Form 10-K for the year ended December 31, 2000.

NOTE B. EARNINGS (LOSS) PER COMMON SHARE

     Basic earnings  (loss) per common share are computed by dividing net income
(loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share are computed by dividing net income (loss) by the weighted average number of common shares outstanding, adjusted for the effect of dilutive employee stock options.

     The following table provides a reconciliation of the number of weighted average basic and diluted shares outstanding:

                                                  Three Months Ended                  Six Months Ended
                                                       June 30,                           June 30,
                                            --------------------------------   --------------------------------
                                                 2001             2000              2001             2000
                                            --------------------------------   --------------------------------

     Weighted average common
        shares outstanding - basic             14,041,590       15,100,507        14,125,650       15,302,693

     Effect of dilutive stock options              52,485           55,635                 -           61,872
                                            --------------------------------   --------------------------------

     Weighted average common
        shares outstanding - diluted           14,094,075       15,156,142        14,125,650       15,364,565
                                            ================================   ================================

     The effect of dilutive  securities  was excluded from the diluted  earnings
(loss) per common share computation for the six months ended June 30, 2001 because the Company had a net loss in this period, therefore their inclusion would have been antidilutive. Certain options to purchase shares were not included in the computation of diluted earnings (loss) per common share because the options' exercise prices were greater than the average market price of the outstanding common shares for the period.

NOTE C. COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) is defined as net income (loss) plus or minus other comprehensive income (loss), which for the Company, under existing accounting standards, includes unrealized gains and losses, net of income tax effects, on certain investments in debt and equity securities. Comprehensive income (loss) for the Company is calculated as follows:

                                                  Three Months Ended                  Six Months Ended
                                                       June 30,                           June 30,
                                            --------------------------------   --------------------------------
                                                 2001             2000              2001             2000
                                            --------------------------------   --------------------------------
                                                                      (IN THOUSANDS)

     Net income (loss)                       $      1,466     $      2,260      $     (3,674)    $      3,920

     Unrealized gain (loss) on
        available for sale securities                (404)            (200)            2,988              118
                                            --------------------------------   --------------------------------

     Comprehensive income (loss)             $      1,062     $      2,060      $       (686)    $      4,038
                                            ================================   ================================

NOTE D. CREDIT AGREEMENT

     At June 30, 2001, the Company maintained a revolving bank line of credit agreement ("Credit Agreement") with a maximum commitment of $35.2 million and a $10.0 million sublimit for swingline loans. At June 30, 2001, the outstanding balance of advances under the Credit Agreement was $35.2 million. The Credit Agreement contains customary covenants which, among other matters, require the Company to achieve minimum financial results and restrict the Company's ability to incur additional debt, pay future cash dividends and dispose of assets outside the ordinary course of business. The Credit Agreement was amended in April 2001 to revise the Company's applicable interest rate on outstanding loans and the schedule of mandatory future commitment reductions including a $4.8 million maximum commitment reduction from $40.0 million to $35.2 million on April 27, 2001. Revised future annual principal amounts due for all of the Company's debt as of June 30, 2001 are $0.6 million for 2001, $6.2 million for 2002, $11.2 million for 2003, $12.5 million for 2004, and $10.2 million for 2005.

NOTE E. CONTINGENCIES

     On August 26, 1999, a $6.9 million verdict was entered against the Company in a lawsuit filed by Skilstaf, Inc. which principally alleged breach of contract involving the timing of claims payments. Following an adverse decision from the appeals court on March 12, 2001, the Company recognized an additional accrual during the first quarter of 2001 representing the full potential loss including punitive damages and other expenses. The Company has petitioned the United States Supreme Court to review the case. In July 2001, at the direction of the district court, the Company paid the full amount of the verdict plus interest, even though final resolution of the case by the United States Supreme Court is pending. The plaintiff has posted a letter of credit to secure repayment of the verdict in the event of a decision favorable to the Company.

     On February 7, 2000, a $5.4 million verdict was entered against the Company in a lawsuit filed by Health Administrators, Inc., an insurance agency owned and operated by a former agent of the Company, which alleged breach of contract involving commission amounts due to such agent. On March 29, 2001, the Ohio
Court of Appeals affirmed a portion of the verdict, with modification, representing approximately $3.0 million in damages, and reversed and remanded the remaining issue in the case representing approximately $2.4 million in damages. The Company appealed the $3.0 million portion of the damages to the Ohio Supreme Court, which declined to take the appeal. The remanded portion of the case is awaiting further action by the trial court. Management believes that the Company has adequately provided for losses which may result from this case.

     The Company is involved in various other legal and regulatory matters occurring in the normal course of its business. The Company's financial results for the six months ended June 30, 2001 reflect a first quarter pre-tax charge of $9.0 million ($5.9 million after-tax) to cover estimated potential losses and related expenses for legal related matters. In the opinion of management, adequate provision has been made for losses which may result from legal and regulatory actions; accordingly, the outcome of these matters is not expected to have a material adverse effect on the consolidated financial statements.

NOTE F. NEW ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, BUSINESS COMBINATIONS, and No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. Based on the Company's current accounting policy of measuring goodwill impairment based on undiscounted cash flows, there is no goodwill impairment indicated.

     The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of approximately $2.4 million ($0.17 per share) per year. The Company will perform the first of the required impairment tests of goodwill and intangible assets deemed to have indefinite lives as of January 1, 2002 by comparing the fair value of the Company's reporting units to their carrying amounts (book value), including goodwill. In determining the fair value of the Company's reporting units, management will consider valuation techniques such as the quoted market price of the Company's stock, the present value of future cash flows and market comparison of similar assets and liabilities. As of June 30, 2001, the Company's book value per share was significantly higher than the quoted market value of a share of stock. The Company has not yet determined what the effect of these tests will be on the earnings and financial position of the Company. If it is determined that an impairment exists as of January 1, 2002, the charge recognized would be reported as the cumulative effect of a change in accounting principle in the Company's GAAP basis consolidated financial statements and would have no impact on cash flows or the statutory basis capital and surplus of the Company's insurance subsidiaries.

NOTE G. SEGMENT INFORMATION

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

     A   reconciliation   of  segment  income  (loss)  before  income  taxes  to
consolidated income (loss) before income taxes is as follows:

                                                  Three Months Ended                  Six Months Ended
                                                       June 30,                           June 30,
                                            --------------------------------   --------------------------------
                                                 2001             2000              2001             2000
                                            --------------------------------   --------------------------------
                                                                      (IN THOUSANDS)

     Health segment                          $      1,321     $        548     $      (7,185)    $      1,264
     Life segment                                   1,598            2,790             3,348            5,030
     All other                                       (311)             462            (1,071)             340
                                            --------------------------------   --------------------------------
        Income (loss) before income taxes    $      2,608     $      3,800      $     (4,908)    $      6,634
                                            ================================   ================================

     Operating results and statistics for each of the Company's segments are as follows:

                                                  Three Months Ended                  Six Months Ended
                                                       June 30,                           June 30,
                                            --------------------------------   --------------------------------
                                                 2001             2000              2001             2000
                                            --------------------------------   --------------------------------
                                                                      (IN THOUSANDS)

     HEALTH SEGMENT

     OPERATING RESULTS

     Revenues:
        Insurance premium                   $     209,124     $    228,437      $    426,098     $    461,391
        Net investment income                       2,265            2,353             4,715            4,898
        Other revenue                               4,357            4,020             8,587            7,983
                                            --------------------------------   --------------------------------
          Total revenues                          215,746          234,810           439,400          474,272

     Expenses:
        Medical and other benefits                154,981          175,569           319,178          354,074
        Selling, general and administrative        59,444           58,693           127,407          118,934
                                            --------------------------------   --------------------------------
          Total expenses                          214,425          234,262           446,585          473,008
                                            --------------------------------   --------------------------------

     Income (loss) before income taxes       $      1,321     $        548      $     (7,185)    $      1,264
                                            ================================   ================================

     FINANCIAL STATISTICS

     Loss ratio                                     74.1%            76.9%             74.9%            76.7%
     Expense ratio                                  26.3%            23.9%             27.9%            24.0%
                                            --------------------------------   --------------------------------
        Combined ratio                             100.4%           100.8%            102.8%           100.7%
                                            ================================   ================================


     Membership at End of Period:
     Health:
        Fully insured medical                     394,387          498,415
        Self funded medical                        45,462           50,680
        Stand-alone dental                        186,990          179,760
                                            --------------------------------
          Total health                            626,839          728,855


(a) Total health membership for the Company of 626,867 and 740,335 at June 30, 2001 and 2000 includes HMO membership of 28 and 11,480, respectively. HMO operations are not included in health segment operating results.

                                                  Three Months Ended                  Six Months Ended
                                                       June 30,                           June 30,
                                            --------------------------------   --------------------------------
                                                 2001             2000              2001             2000
                                            --------------------------------   --------------------------------
                                                                      (IN THOUSANDS)

     LIFE SEGMENT

     OPERATING RESULTS

     REVENUES:
        Insurance premiums                   $      4,483     $      5,774      $      9,446     $     11,846
        Net investment income                         162              157               336              316
        Other revenue                                  40               58                82              114
                                            --------------------------------   --------------------------------
          Total revenues                            4,685            5,989             9,864           12,276

     Expenses:
        Medical and other benefits                  1,690            1,547             3,682            3,837
        Selling, general and administrative         1,397            1,652             2,834            3,409
                                            --------------------------------   --------------------------------
          Total expenses                            3,087            3,199             6,516            7,246
                                            --------------------------------   --------------------------------

     Income before income taxes              $      1,598     $      2,790      $      3,348     $      5,030
                                            ================================   ================================

     FINANCIAL STATISTICS

     Loss ratio                                     37.7%            26.8%             39.0%            32.4%
     Expense ratio                                  30.3%            27.6%             29.1%            27.8%
                                            --------------------------------   --------------------------------
        Combined ratio                              68.0%            54.4%             68.1%            60.2%
                                            ================================   ================================

     Membership at End of Period                  211,547          270,600

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

RESULTS OF OPERATIONS

     The Company reported net income of $1.5 million or $0.10 per share for the second quarter of 2001. This compares to net income of $2.3 million or $0.15 per share for the second quarter of 2000. The decrease in income from the second quarter of the prior year primarily reflects (1) a higher selling, general and administrative expense ratio from higher agent commissions and issue costs resulting from the company's change in product mix, (2) lower premium revenues, and (3) lower investment income. Partially offsetting these factors was an improvement in the health loss ratio.

     For the six months ended June 30, 2001, the Company reported a net loss of $3.7 million or $0.26 per share, compared to net income of $3.9 million or $0.26 per share for the same period in 2000. The six month results for 2001 reflect an after-tax charge of $5.9 million or $0.41 per share taken in the first quarter for legal related matters. See "Part II., Item 1. Legal Proceedings" for a detailed discussion.

     Excluding the effect of the legal accrual recorded in the first quarter, the results for the second quarter of 2001 represent the third consecutive quarter of improved earnings for the Company. The Company's recent improvement in performance results from its pricing actions as well as early benefits from implementation of management's strategic plan. The Company's health loss ratio has declined for the third consecutive quarter and is at its lowest point in more than two years. Management anticipates that the trend of health loss ratio and earnings improvement will continue during the remainder of 2001. Management now anticipates earnings to be between $0.42 and $0.52 per share for the full year of 2001, excluding the first quarter legal accrual.

INSURANCE PREMIUMS AND MEMBERSHIP

     Insurance premiums for the three months ended June 30, 2001 decreased 11.2% to $213.6 million from $240.5 million for the same period in 2000. For the six month period ended June 30, 2001, insurance premiums decreased to $436.1 million from $488.4 million for the same period in the prior year. The decrease primarily resulted from a decline in membership in select unprofitable small group and exited markets, partially offset by rising premium rates on the continuing block of business. Average fully insured medical premium per member per month for the second quarter of 2001 increased by 14.2% to $153, compared to the second quarter of 2000, reflecting significant rate actions taken by the Company. Insurance premiums for the Company's MedOne product increased 27.1% from the second quarter of the prior year. Management considers the MedOne product to be a key strategic product and continues to take steps to accelerate membership and premium growth in this market through an expanded agent force and additional regional and national distribution agreements.

     Total medical and dental membership declined from 740,335 members at June 30, 2000 to 626,867 members at June 30, 2001. The membership decrease is a result of the Company's success in terminating business in several unprofitable markets, including exited markets, and lower sales due to aggressive premium rate increases. Based on the most recent sales projections and the rate of membership terminations, management anticipates 2001 insurance premiums will be down approximately 10% from 2000 and membership will be down approximately 15% before beginning to improve early in 2002. The expected improvement in insurance premiums and membership in 2002 should result from management's efforts to add distribution outlets and the introduction of promising new products.

NET INVESTMENT INCOME

     Net investment income includes investment income and realized gains and losses on investments. Investment gains and losses are realized in the normal investment process in response to market opportunities. Net investment income for the three months ended June 30, 2001 decreased to $4.3 million from $4.8 million for the three months ended June 30, 2000. Net investment income was $8.7 million for the six months ended June 30, 2001 compared to $9.7 for the same period in 2000. The decrease in net investment income is due primarily to a decrease in average invested assets. Average invested assets at cost were $268.8 million for the second quarter of 2001. In comparison, average invested assets were $298.6 million for the second quarter of 2000. The average annual investment yield was 6.6% for both periods. Invested assets have declined primarily as a result of the repurchase of company stock and negative operating cash flows.

OTHER REVENUE

     Other revenue, which primarily consists of administrative fee income from claims processing and other administrative services, increased to $5.4 million for the quarter compared to $5.0 million for the second quarter of 2000, and to $10.7 million for the six months ended June 30, 2001 from $9.9 million for the same period in 2000. The increase from the prior year is primarily due to an increase in fees charged for administrative services.

LOSS RATIO

     The health loss ratio for the second quarter of 2001 was 74.1% compared to 76.9% for the second quarter of 2000. The health loss ratio for the six months ended June 30, 2001 was 74.9% compared to 76.7% for the six months ended June 30, 2000. The significant improvement was due to management's actions and strategies to increase premiums and combat medical inflation. These actions included premium rate increases, claims cost control initiatives and the exit from unprofitable small group markets. The reduction also reflects increased sales of MedOne products, which are priced for a lower loss ratio but have higher selling and administrative costs. As anticipated, claim costs per member per month have increased slightly, but were more than offset by increased premiums per member per month. Management believes its pricing strategies will maintain premium increases ahead of expected claim costs, which should further improve the loss ratio during 2001.

     The life segment loss ratio for the three months ended June 30, 2001 was 37.7% compared to 26.8% for the three months ended June 30, 2000. The life segment loss ratio for the current reporting period is consistent with the Company's average historical trend and anticipated future experience for this segment. The life segment loss ratio reported for the second quarter of the prior year was unusually low due to an unexpected decrease in actual life claims experience for that period. The life segment loss ratio for the six months ended June 30, 2001 was 39.0% compared with 32.4% for the six months ended June 30, 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE RATIO

     The selling, general and administrative ("SG&A") expense ratio includes commissions and selling expenses, administrative expenses, and premium taxes and assessments. The SG&A expense ratio for health segment products for the three months ended June 30, 2001 was 26.3%. This compares to 23.9% reported for the three months ended June 30, 2000. Excluding the non-recurring legal accrual recorded during the first quarter of 2001, the SG&A expense ratio for health segment products for the six months ended June 30, 2001 was 25.8% compared with 24.0% for the same period in 2000. The increase is due to higher agent commissions and issue costs resulting from the Company's change in product mix and the effects of lower premium volume.

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

     The Company's cash used in operations was $3.5 million for the six months ended June 30, 2001. This compares to cash used in operations of $7.7 million for the six months ended June 30, 2000. The improvement in cash flow primarily reflects a leveling of claim inventories and a slow-down in terminated business. Management expects cash flow to be negative for the full year of 2001 due to the payment of litigation matters during the third quarter.

     The Company's investment portfolio consists primarily of investment grade bonds and has limited exposure to equity securities. At June 30, 2001, $264.5 million or 99.0% of the Company's investment portfolio was invested in bonds. At December 31, 2000, $267.0 million or 99.0% of the Company's investment portfolio was invested in bonds. The bond portfolio had an average quality rating of Aa3 at June 30, 2001 and December 31, 2000, as measured by Moody's Investor Service. The majority of the bond portfolio was classified as available for sale. The Company has no investment in mortgage loans, non-publicly traded securities (except for principal only strips of U.S. Government securities), real estate held for investment or financial derivatives.

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

     During 2000, the Company's Board of Directors authorized an increase to the Company's share repurchase program to a maximum allowable repurchase of $18.0 million. The Company purchased 88,900 shares of its outstanding common stock during the second quarter of 2001, bringing the total purchased to 2.7 million shares at an aggregate purchase price of $17.4 million.

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

     At June 30, 2001, the Company maintained a revolving bank line of credit agreement ("Credit Agreement") with a maximum commitment of $35.2 million and a $10.0 million sublimit for swingline loans. At June 30, 2001, the outstanding balance of advances under the Credit Agreement was $35.2 million. The Credit Agreement contains customary covenants which, among other matters, require the Company to achieve minimum financial results and restrict the Company's ability to incur additional debt, pay future cash dividends and dispose of assets outside the ordinary course of business. The Credit Agreement was amended in April 2001 to revise the Company's applicable interest rate on outstanding loans and the schedule of mandatory future commitment reductions including a $4.8 million maximum commitment reduction from $40.0 million to $35.2 million on April 27, 2001. Revised future annual principal amounts due for all of the Company's debt as of June 30, 2001 are $0.6 million for 2001, $6.2 million for 2002, $11.2 million for 2003, $12.5 million for 2004, and $10.2 million for 2005.

CAUTIONARY FACTORS

     This report and other documents or oral presentations prepared or delivered by and on behalf of the Company contain or may contain "forward-looking statements" within the meaning of the safe harbor provisions of the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements based upon management's expectations at the time such statements are made and are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those contemplated in the statements. Readers are cautioned not to place undue reliance on the forward-looking statements. When used in written documents or oral presentations, the terms "anticipate," "believe," "estimate," "expect," "objective," "plan," "possible," "potential," "project" and similar expressions are intended to identify forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that could cause the Company's actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

-- Unexpected increases in health care costs resulting from the aging of the population, advances in medical technology, increased utilization of medical services and prescription drugs, health care inflation (particularly technology-driven procedures and drug costs), possible epidemics and natural disasters and other factors affecting the delivery and cost of health care that are beyond the Company's control.

-- The Company's ability to profitably distribute and sell its products, including, changes in its business relationships with independent agents who sell the Company's products, the Company's ability to retain key producing sales agents, the Company's ability to expand its distribution network, competitive factors such as the entrance of additional competitors into the Company's markets, competitive pricing practices, the Company's ability to generate new sales, sell new products and retain existing customers, the Company's ability to predict future health care cost trends and adequately price its products, and the Company's ability to control expenses during a time of declining revenue and membership.

-- Federal and state health care reform laws adopted in recent years, currently proposed (such as the "Patients' Bill of Rights") or that may be proposed in the future, which affect or may affect the Company's operations, products, profitability or business prospects. Reform laws adopted in recent years generally limit the ability of insurers and health plans to use risk selection as a method of controlling costs for small group business.

-- Regulatory factors, including delays in regulatory approvals of rate increases and policy forms; regulatory action resulting from market conduct activity and general administrative compliance with state and federal laws; restrictions on the ability of the Company's subsidiaries to transfer funds to the Company or its other subsidiaries in the form of cash dividends, loans or advances without prior approval or notification; the granting and revoking of licenses to transact business; the amount and type of investments that the Company may hold; minimum reserve and surplus requirements; and risk-based capital requirements.

-- Factors related to the Company's efforts to deal with adverse medical loss ratio in its small group health business (which include implementing significant rate increases, terminating business in unprofitable markets, and introducing redesigned products), including the willingness of employers and individuals to accept rate increases, premium repricing and redesigned products.

-- The development of and changes in claims reserves, particularly for highly regulated markets and exited markets where insureds may be inclined to increase utilization prior to termination of their policies.

-- The effectiveness of the Company's strategy to expand sales of its MedOne products for individuals and families, to focus its small group health product sales in core markets and to grow its ancillary products, including its life, dental and self-funded benefit administration business.

-- The cost and other effects of legal and administrative proceedings, including the expense of investigating, litigating and settling any claims against the Company, and the general increase in litigation involving managed care and medical insurers.

--   Adverse outcomes of litigation against the Company.

-- Restrictions imposed by financing arrangements that limit the Company's ability to incur additional debt, pay future cash dividends and transfer assets.

-- Changes in rating agency policies and practices and the ability of the Company's insurance subsidiaries to maintain or exceed their A- (Excellent) rating by A.M. Best.

-- General economic conditions, including changes in interest rates and inflation that may impact the performance on the Company's investment portfolio or decisions of individuals and employers to purchase the Company's products.

-- The Company's ability to maintain attractive preferred provider networks for its insureds.

-- The Company's ability to integrate effectively the operational, managerial and financial aspects of future acquisitions.

-- Factors affecting the Company's ability to hire and retain key executive, managerial, professional and technical employees.

-- Other business or investment considerations that may be disclosed from time to time in the Company's Securities & Exchange Commission filings or in other publicly disseminated written documents.

     The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's market risk has not substantially changed from the year ended December 31, 2000.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On August 26, 1999, a $6.9 million verdict was entered against American Medical Security, Inc. ("AMS Inc."), the Company's third party administrator ("TPA") subsidiary, in the United States District Court for the Middle District of Alabama. The decision was made in a lawsuit brought against AMS Inc. by Skilstaf, Inc. ("Skilstaf"), an Alabama employee leasing company, in January 1998 alleging that AMS Inc. delayed claims payments under a contract with Skilstaf. Skilstaf sought unspecified damages. The contract, which was entered into in 1992 and terminated by Skilstaf in 1996, was a TPA contract for Skilstaf's self funded employee benefit plan. AMS Inc. has argued that this case is governed by the Employee Retirement Income Security Act of 1974, as amended, which preempts all state law causes of action and limits damages to contract damages. AMS Inc.'s post-trial motion to set aside the jury's finding was denied by the court on March 20, 2000. As a result, AMS Inc. filed a notice of appeal with the Eleventh Circuit Federal Appeals Court on April 17, 2000. On March 12, 2001, the Company received the Court of Appeal's decision, rendered on March 9, 2001, affirming the decision of the District Court. On March 30, 2001, AMS Inc. filed a petition with the Court of Appeals for a rehearing by the full Court of Appeals, which was denied on May 4, 2001. On August 1, 2001, the Company filed a petition with the United States Supreme Court for a writ of certiorari to review the decision of the Court of Appeals. In July 2001, at the direction of the district court, the Company paid the full amount of the verdict plus interest, even though final resolution of the case by the United States Supreme Court is pending. The plaintiff has posted a letter of credit to secure repayment of the verdict in the event of a decision favorable to the Company.

     On February 7, 2000, a $5.4 million verdict was entered against AMS Inc. and United Wisconsin Life Insurance Company ("UWLIC"), the Company's insurance subsidiary, in the Common Pleas Court of Delaware County, Ohio, Civil Division, in a lawsuit brought against AMS Inc. and UWLIC in 1996 by Health Administrators of America, Inc. ("Health Administrators"), an insurance agency owned and operated by a former agent of AMS Inc. The lawsuit alleges breach of written and oral contracts involving commission amounts and fraud. The case was heard and decided by a magistrate who awarded damages to Health Administrators, based on breach of written commission and agent contracts and ruled in favor of AMS Inc. and UWLIC on breach of oral contracts and fraud. On February 22, 2000, AMS Inc. and UWLIC filed objections with the Common Pleas Court requesting that the magistrate's decision against AMS Inc. and UWLIC be reversed. The Common Pleas Court approved the magistrate's decision on April 10, 2000. As a result, AMS Inc. and UWLIC filed a notice of appeal with the Court of Appeals, Delaware County, Ohio, Fifth Appellate District on April 18, 2000. On March 29, 2001, the Court of Appeals affirmed a portion of the verdict, with modifications, representing approximately $3.0 million in damages, and reversed and remanded the remaining issue in the case representing approximately $2.4 million in damages. On May 2, 2001, the Company appealed the $3.0 million portion of the damages to the Ohio Supreme Court, which, on July 25, 2001, declined to take the appeal. The remanded portion of the case is awaiting further action by the trial court. Management believes the Company has adequately provided for losses that may result from this case.

     The Company is involved in various legal and regulatory actions occurring in the normal course of its business. In the opinion of management, adequate provision has been made for losses which may result from litigation and other legal and regulatory actions; accordingly, the outcome of these matters is not expected to have a material adverse effect on its consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Shareholders of the Company was held on May 15, 2001 for the purpose of electing four directors for terms expiring at the 2004 Annual Meeting of Shareholders. All four of the Company's nominees were elected. The voting results for the election were as follows:

         ELECTION OF DIRECTORS FOR TERMS EXPIRING IN 2004:

         Mark A. Brodhagen:
         For                      13,852,597 shares
         Withheld                     47,235 shares
         Abstained                                0
         Broker Non-Votes                         0

         Eugene A. Menden:
         For                      13,850,784 shares
         Withheld                     49,048 shares
         Abstained                                0
         Broker Non-Votes                         0

         Samuel V. Miller:
         For                      13,852,846 shares
         Withheld                     46,986 shares
         Abstained                                0
         Broker Non-Votes                         0

         Michael T. Riordan:
         For                      13,853,102 shares
         Withheld                     46,730 shares
         Abstained                                0
         Broker Non-Votes                         0

     Further information concerning these matters, including the names of the directors whose terms continued after the meeting, is contained in the Company's Proxy Statement dated March 30, 2001 with respect to the 2001 Annual Meeting of Shareholders.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)      EXHIBITS

     See the Exhibit Index following the Signature page of this report, which is incorporated herein by reference.

     (b)     REPORTS ON FORM 8-K

     A Form 8-K dated May 18, 2001, was submitted by the Company to furnish under Item 9, Regulation FD Disclosure, a financial presentation included on the Company's website. The Company also filed a Form 8-K dated August 9, 2001, to report the adoption of a shareholder rights plan.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE:  AUGUST 14, 2001


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

                                  EXHIBIT INDEX
                                       TO
                           FORM 10-Q QUARTERLY REPORT
                         for quarter ended June 30, 2001


                                                                      INCORPORATED
                                                                      HEREIN                                    FILED
EXHIBIT NO.       DESCRIPTION                                         BY REFERENCE TO                           HEREWITH

       3          Articles of Amendment to Restated                                                             X
                  Articles of Incorporation with Respect to
                  Designation, Preferences, Limitations and
                  Relative Rights of Series B Junior
                  Cumulative Preferred Stock

       4          Rights Agreement, dated as of August 9,             Exhibit 1 to the Registrant's
                  2001, between American Medical                      Registration Statement on Form 8-A
                  Security Group, Inc. and Firstar Bank,              filed on August 14, 2001 and Exhibit 4
                  N.A., as Rights Agents, including the               to the Registrant's Current Report on
                  form of Right Certificate as Exhibit B              Form 8-K dated August 9, 2001, and
                  thereto.                                            field on August 14, 2001.

                                                                            EX-1