Form 10-Q
period 2001-09-30
AMERICAN MEDICAL SECURITY GROUP INC
filed 2001-11-14
CIK 878897

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


     [X] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
     OR
     [ ] Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

     For the transition period from _____________ to ______________

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

     Common stock, no par value,  outstanding as of October 31, 2001:
     13,952,689 shares

                      AMERICAN MEDICAL SECURITY GROUP, INC.

                                      INDEX


PART I.       FINANCIAL INFORMATION

     Item 1.      Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets
                      September 30, 2001 and December 31, 2000.................3

                  Condensed Consolidated Statements of Operations
                      Three months ended September 30, 2001 and 2000;
                      Nine months ended September 30, 2001 and 2000............5

                  Condensed Consolidated Statements of Cash Flows
                      Nine months ended September 30, 2001 and 2000............6

                  Notes to Condensed Consolidated Financial Statements
                      September 30, 2001.......................................7

     Item 2.      Management's Discussion and Analysis of Financial Condition
                      and Results of Operations...............................12

     Item 3.      Quantitative and Qualitative Disclosures About Market
                  Risk........................................................16


PART II.      OTHER INFORMATION

     Item 1.      Legal Proceedings...........................................17

     Item 2.      Changes in Securities and Use of Proceeds...................18

     Item 6.      Exhibits and Reports on Form 8-K............................18

     Signatures...............................................................19

     Exhibit Index..........................................................EX-1

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      AMERICAN MEDICAL SECURITY GROUP, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                                                                  September 30,      December 31,
                                                                                       2001              2000
                                                                                 -----------------------------------
                                                                                           (IN THOUSANDS)
ASSETS

Investments:
   Securities available for sale, at fair value:
     Fixed maturities                                                             $    258,181        $    262,428
     Equity securities-preferred                                                         2,459               2,368
   Fixed maturity securities held to maturity, at amortized cost                         4,295               4,320
   Trading securities, at fair value                                                       388                 260
                                                                                 -----------------------------------

       Total investments                                                               265,323             269,376

Cash and cash equivalents                                                               23,307              15,606

Other assets:
   Property and equipment, net                                                          32,756              32,451
   Goodwill and other intangibles, net                                                 104,841             107,562
   Other assets                                                                         41,172              46,928
                                                                                 -----------------------------------

       Total other assets                                                              178,769             186,941
                                                                                 -----------------------------------

Total assets                                                                      $    467,399        $    471,923
                                                                                 ===================================






            See Notes to Condensed Consolidated Financial Statements

                      AMERICAN MEDICAL SECURITY GROUP, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                                                                  September 30,      December 31,
                                                                                       2001              2000
                                                                                 -----------------------------------
                                                                                           (IN THOUSANDS)
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Medical and other benefits payable                                             $    132,028        $    145,310
   Advance premiums                                                                     16,135              17,568
   Payables and accrued expenses                                                        30,358              25,902
   Notes payable                                                                        40,358              41,258
   Other liabilities                                                                    21,518              20,708
                                                                                 -----------------------------------

       Total liabilities                                                               240,397             250,746

Shareholders' equity:
   Common stock (no par value, $1 stated value, 50,000,000 shares authorized,
     16,654,315 issued and 13,954,189 outstanding at September 30, 2001,
     16,654,315 issued and 14,270,945 outstanding at December 31, 2000)                 16,654              16,654
   Paid-in capital                                                                     187,834             187,956
   Retained earnings                                                                    36,125              36,295
   Accumulated other comprehensive income (loss), net of tax benefit
       (expense) of ($2,145,000) at September 30, 2001 and $2,126,000
     at December 31, 2000                                                                3,984              (3,948)
   Treasury stock (2,700,126 shares at September 30, 2001
     and 2,383,370 shares at December 31, 2000, at cost)                               (17,595)            (15,780)
                                                                                 -----------------------------------

       Total shareholders' equity                                                      227,002             221,177
                                                                                 -----------------------------------

Total liabilities and shareholders' equity                                        $    467,399        $    471,923
                                                                                 ===================================







            See Notes to Condensed Consolidated Financial Statements

                      AMERICAN MEDICAL SECURITY GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                          Three Months Ended                  Nine Months Ended
                                                            September 30,                       September 30,
                                                   ---------------------------------   --------------------------------
                                                        2001              2000              2001             2000
                                                   ---------------------------------   --------------------------------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
   Insurance premiums                               $    204,399      $    231,963      $    640,514     $    720,405
   Net investment income                                   4,280             4,620            13,199           14,389
   Realized investment losses                               (660)              (90)             (839)            (202)
   Other revenue                                           5,369             5,263            16,078           15,167
                                                   ---------------------------------   --------------------------------
       Total revenues                                    213,388           241,756           668,952          749,759

Expenses:
   Medical and other benefits                            144,000           180,141           466,754          550,216
   Selling, general and administrative                    61,513            61,060           195,797          188,682
   Interest expense                                          687               890             2,307            2,669
   Amortization of goodwill and intangibles                  906               946             2,720            2,839
                                                   ---------------------------------   --------------------------------
       Total expenses                                    207,106           243,037           667,578          744,406
                                                   ---------------------------------   --------------------------------

Income (loss) before income taxes                          6,282            (1,281)            1,374            5,353

Income tax expense                                         2,778                95             1,544            2,810
                                                   ---------------------------------   --------------------------------

Net income (loss)                                   $      3,504      $     (1,376)     $       (170)    $      2,543
                                                   =================================   ================================


Net income (loss) per common share:
   Basic                                            $       0.25      $      (0.09)     $      (0.01)    $       0.17
   Diluted                                          $       0.25      $      (0.09)     $      (0.01)    $       0.17









            See Notes to Condensed Consolidated Financial Statements

                      AMERICAN MEDICAL SECURITY GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                   ---------------------------------
                                                                                        2001              2000
                                                                                   ---------------------------------
                                                                                            (IN THOUSANDS)
OPERATING ACTIVITIES:
Net income (loss)                                                                   $       (170)     $      2,543
Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
     Depreciation and amortization                                                         7,757             7,325
     Net realized investment losses                                                          839               202
     Increase in trading securities                                                         (128)             (127)
     Deferred income tax expense (benefit)                                                  (702)            5,261
     Changes in operating accounts:
       Other assets                                                                        2,186            11,825
       Medical and other benefits payable                                                (13,282)          (32,098)
       Advance premiums                                                                   (1,433)            3,503
       Payables and accrued expenses                                                       4,456             2,515
       Other liabilities                                                                     949            (9,553)
                                                                                   ---------------------------------
         Net cash provided by (used in) operating activities                                 472            (8,604)


INVESTING ACTIVITIES:
Purchases of available for sale securities                                               (87,078)          (13,838)
Proceeds from sale of available for sale securities                                       93,594            13,335
Proceeds from maturity of available for sale securities                                    8,030             2,645
Proceeds from maturity of held to maturity securities                                          -               630
Purchases of property and equipment                                                       (4,349)           (3,539)
Proceeds from sale of property and equipment                                                   8                10
                                                                                   ---------------------------------
         Net cash provided by (used in) investing activities                              10,205              (757)


FINANCING ACTIVITIES:
Issuance of common stock                                                                       -                 4
Purchase of treasury stock                                                                (2,102)           (6,950)
Issuance of treasury stock                                                                    26                 -
Borrowings under line of credit agreement                                                      -            39,158
Repayment on line of credit agreement                                                          -           (39,158)
Repayment of notes payable                                                                  (900)             (965)
                                                                                   ---------------------------------
         Net cash used in financing activities                                            (2,976)           (7,911)
                                                                                   ---------------------------------

Cash and cash equivalents:
   Net increase (decrease)                                                                 7,701           (17,272)
   Balance at beginning of year                                                           15,606            17,266
                                                                                   ---------------------------------
Balance at end of period                                                            $     23,307      $         (6)
                                                                                   =================================

            See Notes to Condensed Consolidated Financial Statements

                      AMERICAN MEDICAL SECURITY GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


                               September 30, 2001


NOTE A. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States ("GAAP") for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the American Medical Security Group, Inc. ("AMSG" or the "Company") annual report on Form 10-K for the year ended December 31, 2000.

NOTE B. EARNINGS (LOSS) PER COMMON SHARE

     Basic earnings  (loss) per common share are computed by dividing net income
(loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share are computed by dividing net income (loss) by the weighted average number of common shares outstanding, adjusted for the effect of dilutive employee stock options.

     The following table provides a reconciliation of the number of weighted average basic and diluted shares outstanding:

                                                  Three Months Ended                  Nine Months Ended
                                                     September 30,                      September 30,
                                            --------------------------------   --------------------------------
                                                 2001             2000              2001             2000
                                            --------------------------------   --------------------------------

     Weighted average common
        shares outstanding - basic             13,992,446       14,562,275        14,080,760       15,054,086

     Effect of dilutive stock options              70,597                -                 -           87,624
                                            --------------------------------   --------------------------------

     Weighted average common                   14,063,043       14,562,275        14,080,760       15,141,710
        shares outstanding - diluted
                                            ================================   ================================

     The effect of dilutive  securities  was excluded from the diluted  earnings
(loss) per common share computation for the three months ended September 30, 2000 and the nine months ended September 30, 2001 because the Company had a net loss in those periods, therefore their inclusion would have been antidilutive. Certain options to purchase shares were not included in the computation of diluted earnings (loss) per common share because the options' exercise prices were greater than the average market price of the outstanding common shares for the period.

NOTE C. COMPREHENSIVE INCOME

     Comprehensive income is defined as net income (loss) plus or minus other comprehensive income, which for the Company, under existing accounting standards, includes unrealized gains and losses, net of income tax effects, on certain investments in debt and equity securities. Comprehensive income for the Company is calculated as follows:

                                                  Three Months Ended                  Nine Months Ended
                                                     September 30,                      September 30,
                                            --------------------------------   --------------------------------
                                                 2001             2000              2001             2000
                                            --------------------------------   --------------------------------
                                                                      (IN THOUSANDS)
     Net income (loss)                       $      3,504     $     (1,376)     $       (170)    $      2,543

     Change in unrealized gain/loss on
        available for sale securities               4,944            2,634             7,932            2,752
                                            --------------------------------   --------------------------------

     Comprehensive income                    $      8,448     $      1,258      $      7,762     $      5,295
                                            ================================   ================================

NOTE D. DEBT

     At September 30, 2001, the Company maintained a revolving bank line of credit agreement ("Credit Agreement") with a maximum commitment of $35.2 million and a $10.0 million sublimit for swingline loans. At September 30, 2001, the outstanding balance of advances under the Credit Agreement was $35.2 million. The Credit Agreement contains customary covenants which, among other matters, require the Company to achieve minimum financial results and restrict the Company's ability to incur additional debt, pay future cash dividends and dispose of assets outside the ordinary course of business. The Credit Agreement was amended in April 2001 to revise the Company's applicable interest rate on outstanding loans and the schedule of mandatory future commitment reductions including a $4.8 million maximum commitment reduction from $40.0 million to $35.2 million on April 27, 2001. Revised future annual principal amounts due for all of the Company's debt, including debt under the Credit Agreement, as of September 30, 2001 are $0.3 million for 2001, $6.2 million for 2002, $11.2 million for 2003, $12.5 million for 2004, and $10.2 million for 2005.

NOTE E. CONTINGENCIES

     On August 26, 1999, a $6.9 million verdict was entered against the Company in a lawsuit filed by Skilstaf, Inc. which principally alleged breach of contract involving the timing of claims payments. Following an adverse decision from the Court of Appeals on March 12, 2001, the Company recognized an additional accrual during the first quarter of 2001 representing the full potential loss including punitive damages and other expenses. The Company petitioned the United States Supreme Court to review the case. In July 2001, at the direction of the district court, the Company paid the full amount of the verdict plus interest. In October 2001, the United States Supreme Court denied the Company's request to review the Court of Appeals' decision. The case is now closed

     On February 7, 2000, a $5.4 million verdict was entered against the Company in a lawsuit filed by Health Administrators, Inc., an insurance agency owned and operated by a former agent of the Company, which alleged breach of contract involving commission amounts due to such agent. On March 29, 2001, the Ohio Court of Appeals affirmed a portion of the verdict, with modifications, representing approximately $3.0 million in damages, and reversed and remanded the remaining issue in the case representing approximately $2.4 million in damages. The Company appealed the $3.0 million portion of the damages to the Ohio Supreme Court, which declined to take the appeal. Briefs have been submitted for the remanded portion of the case and the parties are awaiting the trial court's decision. Management believes that the Company has adequately provided for losses that may result from this case.

     The Company is involved in various other legal and regulatory matters occurring in the normal course of its business. While the ultimate outcome of the legal and regulatory matters cannot be determined at this time, in the opinion of management, adequate provision has been made for losses which may result from such matters; accordingly, the outcome of these matters is not expected to have a material adverse effect on the consolidated financial statements. The Company's financial results for the nine months ended September 30, 2001 reflect a first quarter pre-tax charge of $9.0 million ($5.9 million after-tax) to cover estimated potential losses and related expenses for legal related matters.

NOTE F. NEW ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, BUSINESS COMBINATIONS, and No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS (the "Statements"), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. Based on the Company's current accounting policy of measuring goodwill impairment based on undiscounted cash flows, there is no goodwill impairment indicated.

     The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statements is expected to result in an increase in net income of approximately $2.4 million ($0.17 per share) per year. The Company will perform the first of the required impairment tests of goodwill and intangible assets deemed to have indefinite lives as of January 1, 2002 by comparing the fair value of the Company's reporting units to their carrying amounts (book value), including goodwill. In determining the fair value of the Company's reporting units, management will consider valuation techniques such as the quoted market price of the Company's stock, the present value of future cash flows and market comparison of similar assets and liabilities. As of September 30, 2001, the Company's book value per share was significantly higher than the quoted market value of a share of stock. The Company has not yet determined what the effect of these tests will be on the earnings and financial position of the Company. If it is determined that an impairment exists as of January 1, 2002, the charge recognized would be reported as the cumulative effect of a change in accounting principle in the Company's consolidated financial statements and would have no impact on cash flows or the statutory basis capital and surplus of the Company's insurance subsidiaries.

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

     A   reconciliation   of  segment  income  (loss)  before  income  taxes  to
consolidated income (loss) before income taxes is as follows:

                                                  Three Months Ended                  Nine Months Ended
                                                     September 30,                      September 30,
                                            --------------------------------   --------------------------------
                                                 2001             2000              2001             2000
                                            --------------------------------   --------------------------------
                                                                      (IN THOUSANDS)
     Health segment                          $      5,788     $     (3,956)    $      (1,397)    $     (2,692)
     Life segment                                   1,615            2,006             4,963            7,036
     All other                                     (1,121)             669            (2,192)           1,009
                                            --------------------------------   --------------------------------
        Income (loss) before income taxes    $      6,282     $     (1,281)     $      1,374     $      5,353
                                            ================================   ================================

     Operating results and statistics for each of the Company's segments are as follows:

                                                  Three Months Ended                  Nine Months Ended
                                                     September 30,                      September 30,
                                            --------------------------------   --------------------------------
                                                 2001             2000              2001             2000
                                            --------------------------------   --------------------------------
                                                                      (IN THOUSANDS)
     HEALTH SEGMENT

     OPERATING RESULTS

     Revenues:
        Insurance premium                   $     200,256     $    222,635      $    626,354     $    684,026
        Net investment income                       2,299            2,243             7,014            7,141
        Other revenue                               4,370            4,220            12,957           12,203
                                            --------------------------------   --------------------------------
          Total revenues                          206,925          229,098           646,325          703,370

     Expenses:
        Medical and other benefits                142,766          175,529           461,944          529,603
        Selling, general and administrative        58,371           57,525           185,778          176,459
                                            --------------------------------   --------------------------------
          Total expenses                          201,137          233,054           647,722          706,062
                                            --------------------------------   --------------------------------

     Income (loss) before income taxes       $      5,788     $     (3,956)     $     (1,397)    $     (2,692)
                                            ================================   ================================

     FINANCIAL STATISTICS

     Loss ratio                                     71.3%            78.8%             73.8%            77.4%
     Expense ratio                                  27.0%            23.9%             27.6%            24.0%
                                            --------------------------------   --------------------------------
        Combined ratio                              98.3%           102.7%            101.4%           101.4%
                                            ================================   ================================


     Membership at End of Period:
     Health:
        Fully insured medical                     363,912          475,706
        Self funded medical                        45,180           54,948
        Stand-alone dental                        171,214          176,727
                                            --------------------------------
          Total health                            580,306          707,381

     (a) Total health membership for the Company of 580,316 and 714,391 at September 30, 2001 and 2000 includes HMO membership of 10 and 7,010, respectively. HMO operations are not included in health segment operating results.

                                                  Three Months Ended                  Nine Months Ended
                                                     September 30,                      September 30,
                                            --------------------------------   --------------------------------
                                                 2001             2000              2001             2000
                                            --------------------------------   --------------------------------
                                                                      (IN THOUSANDS)
     LIFE SEGMENT

     OPERATING RESULTS

     REVENUES:
        Insurance premiums                   $      4,135     $      5,460      $     13,581     $     17,306
        Net investment income                         160              157               496              473
        Other revenue                                  38               57               120              171
                                            --------------------------------   --------------------------------
          Total revenues                            4,333            5,674            14,197           17,950

     Expenses:
        Medical and other benefits                  1,356            2,102             5,038            5,939
        Selling, general and administrative         1,362            1,566             4,196            4,975
                                            --------------------------------   --------------------------------
          Total expenses                            2,718            3,668             9,234           10,914
                                            --------------------------------   --------------------------------

     Income before income taxes              $      1,615     $      2,006      $      4,963     $      7,036
                                            ================================   ================================

     FINANCIAL STATISTICS

     Loss ratio                                     32.8%            38.5%             37.1%            34.3%
     Expense ratio                                  32.0%            27.6%             30.0%            27.8%
                                            --------------------------------   --------------------------------
        Combined ratio                              64.8%            66.1%             67.1%            62.1%
                                            ================================   ================================


     Membership at End of Period                  196,035          259,000

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

RESULTS OF OPERATIONS

     The Company reported net income of $3.5 million or $0.25 per share for the third quarter of 2001. This compares to a net loss of $1.4 million or $0.09 per share for the third quarter of 2000. The improvement in profitability from the third quarter of the prior year primarily reflects the results of management's strategic plan including aggressive price increases, significant growth in the Company's MedOne business and focused sales to target markets with the best possible returns. Improving performance from the Company's small group health business following several quarters of aggressive rate action necessary to counter rising claim costs also contributed to the Company's profitability.

     For the nine months ended September 30, 2001, the Company reported a net loss of $170,000 or $0.01 per share, compared to net income of $2.5 million or $0.17 per share for the same period in 2000. The nine month results for 2001 reflect an after-tax charge of $5.9 million or $0.41 per share taken in the first quarter for legal related matters. See "Part II., Item 1. Legal Proceedings" for a detailed discussion.

     Excluding the effect of the legal accrual recorded in the first quarter, the results for the third quarter of 2001 represent the fourth consecutive quarter of improved earnings for the Company. The Company's health loss ratio has declined for the fourth consecutive quarter and is at its lowest point in more than two years. Management anticipates that the trend of health loss ratio and earnings improvement will continue during the remainder of 2001. Management now anticipates earnings to be approximately $0.65 per share for the full year of 2001, excluding the first quarter legal accrual.

INSURANCE PREMIUMS AND MEMBERSHIP

     Insurance premiums for the three months ended September 30, 2001 decreased 11.9% to $204.4 million from $232.0 million for the same period in 2000. For the nine month period ended September 30, 2001, insurance premiums decreased to $640.5 million from $720.4 million for the same period in the prior year. The decrease primarily resulted from a decline in membership in select unprofitable small group and exited markets, partially offset by rising premium rates on the continuing block of business. Average fully insured medical premium per member per month for the third quarter of 2001 increased by 15.4% to $158, compared to the third quarter of 2000, reflecting significant rate actions taken by the Company. As a result of the Company's actions to change its product mix, redefine its markets, increase profitability, and reposition itself for the future, quarterly insurance premiums are expected to shrink slightly before leveling out in mid-year 2002.

     Total medical and dental membership declined from 714,391 members at September 30, 2000 to 580,316 members at September 30, 2001. The membership decrease is primarily the result of the Company's success in terminating business in several unprofitable markets, including exited markets, and lower sales due to aggressive premium rate increases. The Company's MedOne product for individuals and families continues to grow as a percentage of the Company's overall business reflecting management's strategy to change the Company's mix of business. MedOne membership now accounts for 43% of the Company's medical membership in force. At the end of 1999 and 2000, MedOne membership accounted for 23% and 34%, respectively. Management considers the MedOne product to be a key strategic product and continues to take steps to accelerate membership and premium growth in this market through an expanded agent force and additional regional and national distribution agreements.

NET INVESTMENT INCOME

     Net investment income for the three months ended September 30, 2001 decreased to $4.3 million from $4.6 million for the three months ended September 30, 2000. Net investment income was $13.2 million for the nine months ended September 30, 2001 compared to $14.4 for the same period in 2000. The decrease in net investment income is due primarily to a decrease in average invested assets, offset partially by an increase in the average annual investment yield. Average invested assets at cost were $264.0 million for the third quarter of 2001. In comparison, average invested assets were $291.6 million for the third quarter of 2000. The average annual investment yield was 6.49% for the third quarter of 2001 compared to 6.34% for the third quarter of 2000. Invested assets have declined primarily as a result of the repurchase of Company stock.

OTHER REVENUE

     Other revenue, which primarily consists of administrative fee income from claims processing and other administrative services, increased to $5.4 million for the quarter compared to $5.3 million for the third quarter of 2000, and to $16.1 million for the nine months ended September 30, 2001 from $15.2 million for the same period in 2000. The increase from the prior year is primarily due to an increase in fees charged for administrative services.

LOSS RATIO

     The health loss ratio for the third quarter of 2001 was 71.3% compared to 78.8% for the third quarter of 2000. The health loss ratio for the nine months ended September 30, 2001 was 73.8% compared to 77.4% for the nine months ended September 30, 2000. The significant improvement was due to management's actions and strategies to increase premiums and combat medical inflation. These actions included premium rate increases, claims cost control initiatives and the exit from unprofitable small group markets. The reduction also reflects increased sales of MedOne products, which are priced for a lower loss ratio but have higher selling and administrative costs. As anticipated, claim costs per member per month have increased slightly, but were more than offset by increased premiums per member per month.

     The life segment loss ratio for the three months ended September 30, 2001 was 32.8% compared to 38.5% for the three months ended September 30, 2000. The life segment loss ratio for the nine months ended September 30, 2001 was 37.1% compared with 34.3% for the nine months ended September 30, 2000. The life segment loss ratio tends to fluctuate from quarter to quarter as actual life claims experience fluctuates. The life segment loss ratio for the nine month period ended September 30, 2001 is consistent with historical averages and anticipated average future results for this segment.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE RATIO

     The selling, general and administrative ("SG&A") expense ratio includes commissions and selling expenses, administrative expenses, and premium taxes and assessments. The SG&A expense ratio for health segment products for the three months ended September 30, 2001 was 27.0%. This compares to 23.9% reported for the three months ended September 30, 2000. Excluding the non-recurring legal accrual recorded during the first quarter of 2001, the SG&A expense ratio for health segment products for the nine months ended September 30, 2001 was 26.2% compared with 24.0% for the same period in 2000. The increase largely reflects a product mix change driven by growth in the MedOne business which has higher selling and administrative costs but lower claim costs than the small group product. Lower premium volume also contributed to the increase in the SG&A ratio.

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

     The Company's cash provided by operations was $0.5 million for the nine months ended September 30, 2001, including payment of the Skilstaf, Inc. judgment in the third quarter. This compares to cash used in operations of $8.6 million for the nine months ended September 30, 2000. The improvement in cash flow primarily reflects increased profitability of the Company. Management now expects cash flow to be positive for the fourth quarter and full year of 2001.

     The Company's investment portfolio consists primarily of investment grade bonds and has limited exposure to equity securities. At September 30, 2001, $262.5 million or 98.9% of the Company's investment portfolio was invested in bonds. At December 31, 2000, $267.0 million or 99.0% of the Company's investment portfolio was invested in bonds. The bond portfolio had an average quality rating of Aa2 at September 30, 2001 and Aa3 at December 31, 2000, as measured by Moody's Investor Service. The majority of the bond portfolio was classified as available for sale. The Company has no investment in mortgage loans, non-publicly  traded  securities  (except  for  principal  only  strips  of U.S.
Government   securities),   real  estate  held  for   investment   or  financial
derivatives.

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

     During 2000, the Company's Board of Directors authorized an increase to the Company's share repurchase program to a maximum allowable repurchase of $18.0 million. The Company purchased 75,100 shares of its outstanding common stock during the third quarter of 2001 at a cost of $456,000. During October 2001, the Company reached its maximum authorized purchase threshold, bringing the total purchased under the program to 2.7 million shares at an aggregate purchase price of $18.0 million.

     At September 30, 2001, the Company maintained a revolving bank line of credit agreement ("Credit Agreement") with a maximum commitment of $35.2 million and a $10.0 million sublimit for swingline loans. At September 30, 2001, the outstanding balance of advances under the Credit Agreement was $35.2 million. The Credit Agreement contains customary covenants which, among other matters, require the Company to achieve minimum financial results and restrict the Company's ability to incur additional debt, pay future cash dividends and dispose of assets outside the ordinary course of business. The Credit Agreement was amended in April 2001 to revise the Company's applicable interest rate on outstanding loans and the schedule of mandatory future commitment reductions including a $4.8 million maximum commitment reduction from $40.0 million to $35.2 million on April 27, 2001. Revised future annual principal amounts due for all of the Company's debt, including debt under the Credit Agreement, as of September 30, 2001 are $0.3 million for 2001, $6.2 million for 2002, $11.2 million for 2003, $12.5 million for 2004, and $10.2 million for 2005.

CAUTIONARY FACTORS

     This report and other documents or oral presentations prepared or delivered by and on behalf of the Company contain or may contain "forward-looking statements" within the meaning of the safe harbor provisions of the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements based upon management's expectations at the time such statements are made and are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those contemplated in the statements. Readers are cautioned not to place undue reliance on the forward-looking statements. When used in written documents or oral presentations, the terms "anticipate," "believe," "estimate," "expect," "objective," "plan," "possible," "potential," "project" and similar expressions are intended to identify forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that could cause the Company's actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

- Unexpected increases in health care costs resulting from the aging of the population, advances in medical technology, increased utilization of medical services and prescription drugs resulting from bioterrorism or otherwise, health care inflation (particularly technology-driven procedures and drug costs), possible epidemics and natural or man-made disasters and other factors affecting the delivery and cost of health care that are beyond the Company's control.

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

- General economic conditions, including changes in employment, interest rates and inflation that may impact the performance on the Company's investment portfolio or decisions of individuals and employers to purchase the Company's products.

- The Company's ability to maintain attractive preferred provider networks for its insureds.

- The Company's ability to integrate effectively the operational, managerial and financial aspects of future acquisitions.

- Factors affecting the Company's ability to hire and retain key executive, managerial, professional and technical employees.

- Other business or investment considerations that may be disclosed from time to time in the Company's Securities and Exchange Commission filings or in other publicly disseminated written documents.

     The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's market risk has not substantially changed from the year ended December 31, 2000.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On August 26, 1999, a $6.9 million verdict was entered against American Medical Security, Inc. ("AMS Inc."), the Company's third party administrator ("TPA") subsidiary, in the United States District Court for the Middle District of Alabama. The decision was made in a lawsuit brought against AMS Inc. by Skilstaf, Inc. ("Skilstaf"), an Alabama employee leasing company, in January 1998 alleging that AMS Inc. delayed claims payments under a contract with Skilstaf. Skilstaf sought unspecified damages. The contract, which was entered into in 1992 and terminated by Skilstaf in 1996, was a TPA contract for Skilstaf's self funded employee benefit plan. AMS Inc. has argued that this case is governed by the Employee Retirement Income Security Act of 1974, as amended, which preempts all state law causes of action and limits damages to contract damages. AMS Inc.'s post-trial motion to set aside the jury's finding was denied by the court on March 20, 2000. As a result, AMS Inc. filed a notice of appeal with the Eleventh Circuit Federal Appeals Court on April 17, 2000. On March 12, 2001, the Company received the Court of Appeal's decision, rendered on March 9, 2001, affirming the decision of the District Court. On March 30, 2001, AMS Inc. filed a petition with the Court of Appeals for a rehearing by the full Court of Appeals, which was denied on May 4, 2001. On August 1, 2001, the Company filed a petition with the United States Supreme Court for a writ of certiorari to review the decision of the Court of Appeals. In July 2001, at the direction of the district court, the Company paid the full amount of the verdict plus interest. In October 2001, the United States Supreme Court denied the Company's writ of certiorari to review the Court of Appeals' decision. This case is now closed.

     On February 7, 2000, a $5.4 million verdict was entered against AMS Inc. and United Wisconsin Life Insurance Company ("UWLIC"), the Company's insurance subsidiary, in the Common Pleas Court of Delaware County, Ohio, Civil Division, in a lawsuit brought against AMS Inc. and UWLIC in 1996 by Health Administrators of America, Inc. ("Health Administrators"), an insurance agency owned and operated by a former agent of AMS Inc. The lawsuit alleges breach of written and oral contracts involving commission amounts and fraud. The case was heard and decided by a magistrate who awarded damages to Health Administrators, based on breach of written commission and agent contracts and ruled in favor of AMS Inc. and UWLIC on breach of oral contracts and fraud. On February 22, 2000, AMS Inc. and UWLIC filed objections with the Common Pleas Court requesting that the magistrate's decision against AMS Inc. and UWLIC be reversed. The Common Pleas Court approved the magistrate's decision on April 10, 2000. As a result, AMS Inc. and UWLIC filed a notice of appeal with the Court of Appeals, Delaware County, Ohio, Fifth Appellate District on April 18, 2000. On March 29, 2001, the Court of Appeals affirmed a portion of the verdict, with modifications, representing approximately $3.0 million in damages, and reversed and remanded the remaining issues in the case representing approximately $2.4 million in damages. On May 2, 2001, the Company appealed the $3.0 million portion of the damages to the Ohio Supreme Court, which, on July 25, 2001, declined to take the appeal. Briefs have been submitted for the remanded portion of the case and the parties are awaiting the trial court's decision. Management believes the Company has adequately provided for losses that may result from this case.

     The Company is involved in various other legal and regulatory matters occurring in the normal course of its business. While the ultimate outcome of the legal and regulatory matters cannot be determined at this time, in the opinion of management, adequate provision has been made for losses which may result from such matters; accordingly, the outcome of these matters is not expected to have a material adverse effect on the consolidated financial statements.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On July 9, 2001, the Company issued 25,000 restricted shares of the Company's common stock ("Common Stock") to its Chief Executive Officer, Samuel
V. Miller, in a private placement transaction without registration under the Securities Act of 1933, as amended, (the "Act") in reliance upon the exemption from registration provided by Section 4(2) of that Act. Consideration received by the Company for the shares consisted of the surrender for cancellation of nonqualified stock options granted to the Chief Executive Officer in 1995 and 1996 to purchase a total of 433,857 shares of Common Stock. The 25,000 shares, which were issued from the Company's treasury shares, are subject to forfeiture restrictions for a period of up to five years.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

     See the Exhibit Index following the Signature page of this report, which is incorporated herein by reference.

     (b) REPORTS ON FORM 8-K

     A Form 8-K dated August 9, 2001, was filed by the Company to report the adoption of a shareholder rights plan. A Form 8-K dated September 10, 2001, also was submitted by the Company to furnish Item 9, Regulation FD Disclosure, a financial presentation included on the Company's website.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE:  NOVEMBER 13, 2001


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

                      AMERICAN MEDICAL SECURITY GROUP, INC.
                          (COMMISSION FILE NO. 1-13154)

                                  EXHIBIT INDEX
                                       TO
                           FORM 10-Q QUARTERLY REPORT
                      for quarter ended September 30, 2001


                                                            INCORPORATED HEREIN                        FILED
EXHIBIT NO.    DESCRIPTION                                  BY REFERENCE TO                            HEREWITH

       3       Articles of Amendment to Restated Articles   Exhibit 3 of the Registrant's Form 10-Q
               of    Incorporation    with   Respect   to   for the quarter ended June 30, 2001.
               Designation,  Preferences, Limitations and
               Relative   Rights   of   Series  B  Junior
               Cumulative Preferred Stock.

       4       Rights  Agreement,  dated as of August  9,   Exhibit  1    to    the     Registrant's
               2001,  between  American  Medical Security   Registration Statement on Form 8-A filed
               Group,  Inc.  and Firstar  Bank, N.A.,  as   August  14, 2001  and  Exhibit  4 to the
               Rights Agents, including the form of Right   Registrant's Current  Report on Form 8-K
               Certificate as Exhibit B thereto.            dated  August 9,  2001,   and  filed  on
                                                            August 14, 2001.

       10      Restricted   Stock   Agreement with  Chief                                                  X
               Executive Officer dated July 9, 2001.

                                                                            EX-1