Form 10-K
period 2001-12-31
AMERICAN MEDICAL SECURITY GROUP INC
filed 2002-03-06
CIK 878897

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to __________________

                         COMMISSION FILE NUMBER 1-13154

                      AMERICAN MEDICAL SECURITY GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               WISCONSIN                                39-1431799
       (State of incorporation)             (I.R.S. Employer Identification No.)

         3100 AMS BOULEVARD
        GREEN BAY, WISCONSIN                              54313
(Address of principal executive offices)               (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (920) 661-1111 SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

      TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH REGISTERED
      -------------------              -----------------------------------------
   Common Stock, no par value                   New York Stock Exchange
 Preferred Share Purchase Rights                New York Stock Exchange
(associated with the Common Stock)

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      As of February 28, 2002, there were outstanding 13,955,439 shares of Common Stock. The aggregate market value of the shares of such stock held by non-affiliates of the registrant was $99,475,946 as of the same date, assuming solely for purposes of this calculation that all directors and executive officers of the Registrant are "affiliates." This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                       DOCUMENTS INCORPORATED BY REFERENCE
     Portions of American Medical Security Group, Inc. Proxy Statement dated
                            April 8, 2002 (Part III)

================================================================================

                      AMERICAN MEDICAL SECURITY GROUP, INC.
                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K
                      For the Year Ended December 31, 2001


                                                                                                               PAGE

PART I

Item 1.    Business...............................................................................................3
Item 2.    Properties............................................................................................10
Item 3.    Legal Proceedings.....................................................................................10
Item 4.    Submission of Matters to a Vote of Security Holders...................................................11
Executive Officers of the Registrant.............................................................................12

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters.................................13
Item 6.    Selected Financial Data...............................................................................14
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.................15
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk ...........................................24
Item 8.    Financial Statements and Supplementary Data...........................................................25
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..................48

PART III

Item 10.   Directors and Executive Officers of the Registrant....................................................49
Item 11.   Executive Compensation................................................................................49
Item 12.   Security Ownership of Certain Beneficial Owners.......................................................49
Item 13.   Certain Relationships and Related Transactions........................................................49

PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K......................................49
           Schedule II -  Condensed Financial Information of Registrant..........................................51
           Schedule III - Supplementary Insurance Information....................................................54
           Schedule IV - Reinsurance.............................................................................55
           Schedule V - Valuation and Qualifying Accounts........................................................56
Signatures ......................................................................................................57
Exhibit Index..................................................................................................EX-1


                                     PART I

ITEM 1.       BUSINESS

FORWARD-LOOKING STATEMENTS

         This document includes "forward-looking" statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used, the terms "anticipate," "believe," "estimate," "expect," "forecast," "objective," "plan," "possible," "potential," "project" and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to inherent risks, uncertainties and assumptions that may cause actual results or events to differ materially from those that are described. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that may cause actual results or events to differ are described in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Factors." The Company does not undertake any obligation to update or revise such statements as a result of new information, future events or otherwise.

GENERAL

         American Medical Security Group, Inc. is a provider of individual and small employer group insurance products. As used herein, "the Company" refers to American Medical Security Group, Inc. and its subsidiaries. The Company's principal product offering is health insurance for individuals and small employer groups. The Company also offers life, dental, prescription drug, disability and accidental death insurance, and provides self-funded benefit administration. See the Company's Notes to Consolidated Financial Statements,
Note 12, "Segments of the Business" for information concerning the Company's two reportable segments: health insurance products (which accounted for 97% of the Company's revenue for the year ended December 31, 2001, compared to 94% for the year ended December 31, 2000) and life insurance products.

         The Company's products are sold through independent licensed agents in 32 states and the District of Columbia. The Company specializes in providing health and other insurance products designed to maximize choice and control costs. The Company principally markets health benefit products that provide discounts to insureds that utilize preferred provider organizations ("PPOs"). PPO plans differ from health maintenance organization ("HMO") plans in that they typically provide a wider choice of health professionals, fewer benefit restrictions and increased access to specialists at a somewhat higher premium cost.

         American Medical Security Group, Inc. is a Wisconsin corporation organized in 1983. The Company's principal executive offices are located at 3100 AMS Boulevard, Green Bay, Wisconsin 54313 and its telephone number at that address is (920) 661-1111.

         In September 1998, the Company, then known as United Wisconsin Services, Inc., spun off its managed care companies and specialty products business to its shareholders. The Company contributed all of its subsidiaries comprising the managed care and specialty products business to a newly created subsidiary named "Newco/UWS, Inc.," a Wisconsin corporation ("Newco/UWS") and distributed 100% of the issued and outstanding shares of common stock of Newco/UWS to the Company's shareholders (the "Spin-off"). In connection with the Spin-off, the Company adopted its current name of American Medical Security Group, Inc. and Newco/UWS changed its name to United Wisconsin Services, Inc., which has since changed its name to Cobalt Corporation ("Cobalt"). As of February 28, 2002, Blue Cross & Blue Shield United of Wisconsin ("BCBSUW"), Cobalt's wholly owned subsidiary, owned 45.2% of the outstanding common stock of the Company. Cobalt has filed a Schedule 13D, and amendments thereto, with the Securities and Exchange Commission indicating its desire to reduce BCBSUW's investment in the Company and its intent to nominate four persons for election to the Company's Board of Directors at the 2002 annual meeting of shareholders. To date the Company has been engaged in discussions with Cobalt concerning how to address Cobalt's need to dispose of its shares in a manner that is favorable to all of the Company's shareholders. This could include a possible repurchase by the Company of a limited portion of the shares owned by Cobalt and/or a possible secondary offering of Cobalt's shares.
                                                                               3

PRODUCTS

         The Company is a provider of insurance products tailored to meet the varied health benefits needs of its primary markets, including individuals and families, small employer groups and employers that choose to self insure a portion of their health benefits. In providing these products and services, the Company specializes in designing products to maximize choice and control costs.

         The Company's primary small group product is GroupMedChoice. The Company customizes employee benefit packages for businesses to allow them to offer employees multiple health plan options in a single package. For example, this strategy allows an employer with four employees to offer four different and distinct health plans, one for each employee. Although the premium cost of the plans may vary, the ability to offer different plans is without additional cost to the employer. In 2001, the Company redesigned its product portfolio to serve a shifting consumer trend where consumers appear to be willing to bear more of the financial risk for their health care needs in exchange for lower premiums and protection from major medical bills. The new GroupMedChoice products offer more limited plan designs, including higher copayments and deductibles. The Company began introducing the new products to new clients in several markets in late 2001 and will continue introductions in additional markets in 2002.

         Through its MedOne(SM) medical insurance products marketed to individuals and families ("MedOne" products), the Company provides coverage to fit the various health care needs and budgets of consumers. During 2001, the Company continued to focus on increasing sales of its MedOne products. As a result, at December 31, 2001, MedOne membership represented 45% of the Company's medical membership, compared to 34% at the end of 2000. In October 2001, the Company introduced a new MedOne product, called AMSMedOne, which is designed for cost-conscious consumers and features more attractive premium rates, protection from catastrophic medical costs and more patient responsibility for routine health care expenses. The Company also offers custom, private label products for individuals and families that are sold through arrangements with select general agents.

         The Company augments its core business with a select line of complementary products and services. Ancillary benefits available in conjunction with the Company's plans include dental, short-term disability, short-term medical, term life and accidental death, and dependent life insurance. Voluntary dental and term life insurance products may be elected by employees with no employer contribution requirements. The Company also offers self-funded benefit administration services for employers that want to assume a portion of the financial risk for their own health plans. In conjunction with its benefit administration services, the Company offers excess of loss reinsurance to cover catastrophic losses. Additionally, the Company offers COBRA administration services to groups subject to regulations of the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended.

         The Company provides insureds and plan participants with toll-free, personal customer service 24 hours a day, seven days a week. In addition, through the Company's wholly owned subsidiary, Nurse Healthline, Inc. ("Nurse Healthline"), insureds and plan participants have access to a toll-free, 24-hour medical information line staffed by registered nurses.

MARKETING

         The Company currently markets its products in 32 states and the District of Columbia. The leading states with respect to medical membership during 2001 were Florida, Illinois, Michigan, Texas, Arizona and Wisconsin, which accounted for 53% of the Company's medical membership. The Company's small group products are primarily marketed to employers with less than 50 employees. The Company's average group size is six employees. During 2001, the Company focused its marketing efforts on shifting resources to more profitable small group markets, expanding distribution of MedOne products and growing dental sales.

         Product sales are conducted through licensed independent agents. During 2001, the Company continued to increase the number of agents selling its products to support its initiative to grow MedOne sales. As of December 31, 2001, the Company marketed products through approximately 25,000 independent agents, a 25% increase in the number of agents from the prior year. Custom private label products for individuals and families are marketed under arrangements with select general agents. Distribution of these products is limited to the general agent and their contracted agent force. Agents are paid commissions on premiums generated from new and renewal sales. The Company offers an attractive incentive and service package to agents, creating an environment as an "agent friendly" company.

         The Company divides its sales territory into two regions, each of which is the responsibility of a Regional Vice President ("RVP"). The RVPs work with approximately 75 sales managers in offices located throughout the United States in coordinating the Company's sales and marketing efforts. Sales office staff provide product training to agents and support local agent needs. In addition, the Company's Vice President, Sales and Marketing, Special Markets, oversees proprietary marketers that together accounted for premium production of approximately 7% of total premium revenue in 2001. Proprietary marketers are independent agents that produce business through lead generation and independent sub-agents located throughout the Company's sales territory.

         The Company markets, on a limited basis, a MedOne medical insurance product for individuals over the Internet through several online insurance agencies. In 2001, the Company introduced EAMS.COM, a secured website exclusively for agents designed to support their sales activities in marketing the Company's products. The website allows agents to track their business, get news from the home and field offices, print forms and promotional material, and track commissions and incentives.

COMPETITION

         The market for the Company's health care products is highly competitive. The major competition for the Company's products comes from national and regional firms. Many of the Company's competitors have larger membership in regional markets or greater financial resources. The small group, agency-controlled market is highly price sensitive, and the business is put out for bid more frequently than larger group business. In addition, because most of the Company's products are marketed primarily through independent agencies, most of which represent more than one company, the Company experiences competition within each agency. The Company and other insurers in the small group health insurance market compete primarily on the basis of price, benefit plan design, strength of provider networks, quality of customer service, reputation and quality of agency relations.

PROVIDERS

         The Company's wholly owned subsidiary, Accountable Health Plans of America, Inc. ("Accountable Health Plans"), operates a commercial PPO network that contracts with providers primarily in Texas, Florida, Iowa, Nebraska, Wisconsin, Arizona, North Dakota and South Dakota. Approximately 20% of the Company's members utilized this network in 2001. This network is also offered to other insurers, third party administrators and employers that self insure their benefit plans. This provides additional revenue to the Company and increases the volume of business used to leverage provider contract pricing concessions, which are largely volume related. Approximately 33% of Accountable Health Plan's membership is derived from the Company.

         The Company also contracts with approximately 60 commercial provider networks for its fully insured and self-funded product offerings. A master "payor" agreement is in place for each provider network that allows the Company to access each network's provider contracts for the Company's PPO and exclusive provider organization products.

         The Company contracts with Merck-Medco Managed Care, LLC for management of prescription benefits offered with the Company's products. This arrangement allows members to access their prescription benefits at thousands of retail outlets nationwide or through a mail-order service and is designed to provide cost and efficiency benefits to the Company.

UTILIZATION REVIEW AND OTHER SERVICES

         The Company provides substantially all of the utilization management services for its members. The Company's utilization review program, which is accredited by the American Accreditation HealthCare Commission/URAC to meet national standards, is designed to ensure that services are being provided at an appropriate level and meeting members' needs. As part of its utilization review program, the Company performs case management for members who may benefit from close review due to the severity and complexity of the member's medical condition. Case management is performed by Company staff with the assistance of a combination of internally developed and commercially purchased software packages used to prompt, guide and record medical management decisions. In addition, the Company has developed a series of software programs that enhance its utilization management effort.

         The Company has developed a demand management telephonic service through its Nurse Healthline subsidiary. Members can access Nurse Healthline registered nurses 24 hours a day, seven days a week. By using a computerized algorithm based system, Nurse Healthline is able to provide information to members to assist them in gauging the severity of a problem and accessing appropriate health care.

         The Company's subrogation department investigates potential injury claims prior to final claims adjudication to determine if other insurance coverage is available. The Company also pursues recoveries post-adjudication when it learns that the insured has other insurance coverage that is considered primary. In addition, the Company's special investigation unit proactively searches for fraud and abuse on questionable claims submitted by providers and insureds.

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

         The Company provides an Internet portal for its independent contracted sales agents. The website provides agents with account activity, provider network information, forms access, communications, consumer quotes and other information.

REINSURANCE

         The Company has entered into a variety of reinsurance arrangements under which it (1) cedes business to other insurance companies to mitigate large claim risk, and (2) assumes risk from other insurance carriers in connection with certain acquisitions and other business. See the Company's Notes to Consolidated Financial Statements, Note 1, "Organization and Significant Accounting Policies - Reinsurance" for a summary of reinsurance assumed and ceded.

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

INVESTMENTS

         The Company attempts to minimize its business risk through conservative investment policies. Investment guidelines set quality, concentration and return parameters. Individual fixed income issues must carry an investment grade rating at the time of purchase, with an ongoing average portfolio rating of "A-" or better, based on ratings of Standard & Poor's Corporation or another nationally recognized securities rating organization. Investment grade debt securities made up 97% of the Company's total investment portfolio at December 31, 2001. Below investment grade debt securities in the Company's investment portfolio were investment grade when purchased and subsequently downgraded. The Company invests in securities authorized by applicable state laws and regulations and follows investment policies designed to maximize yield, preserve principal and provide liquidity. The Company's portfolio contains no investments in mortgage loans, non-publicly traded securities (except for principal only strips of U.S. government securities), real estate held for investment or financial derivatives.

         With the exception of short-term investments and securities on deposit with various state regulators, investment responsibilities have been delegated to external investment managers. Such investment responsibilities, however, must be carried out within the investment parameters established by the Company, which are amended from time to time. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Exposure" and the Company's Notes to Consolidated Financial Statements, Note 4, "Investments," for additional information on the Company's investments.

REGULATION

         Government regulation of employee benefit plans, including health care coverage and health plans, is a changing area of law that varies from jurisdiction to jurisdiction and generally gives responsible state and federal administrative agencies broad discretion with respect to the regulation of health plans, health insurers and related entities. The Company strives to maintain compliance in all material respects with all federal and state regulations applicable to its current operations. To maintain such compliance, it may be necessary for the Company to make changes from time to time in its services, products, structure or operations. Additional governmental regulation or future interpretation of existing regulations could increase the cost of the Company's compliance or otherwise affect the Company's operations, products, profitability or business prospects.

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

         HIPAA also established new requirements regarding the confidentiality of patient health information and standard formats for the electronic transmission of health care data, including code sets. Final privacy rules adopted in 2001 will require changes in the way health information is handled. The privacy regulations become effective in April 2003. Final regulations regarding the standard formats for the transmission of health care information have also been released and require compliance by October 2003. The Company is taking administrative action to be in compliance with the privacy and stardardization regulations. The regulations will have the effect of increasing the Company's expenses. During 2001, the Company implemented procedures to comply with the privacy standards for personal information required by the "Gramm-Leach-Bliley Act."

         The U. S. Department of Labor has published regulations that revise claims procedures for employee benefit plans governed by ERISA effective for claims filed on or after July 1, 2002. The regulations govern the time frame for making benefit decisions for claims and appeals, and notification of claimants' rights under the regulations. The Company is taking administrative action to be in compliance with the claims procedure regulations.

         Congress has proposed numerous other health care reform measures in recent years. Congress continues to consider legislation referred to as a "Patients' Bill of Rights" which could affect various aspects of the Company's business. The Company is unable to predict when or whether such legislation or any additional federal proposals will be enacted (see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Factors").

         STATE INSURANCE REGULATION

         The Company's insurance subsidiaries are subject to regulation by various insurance regulatory bodies in each state in which the respective entities are licensed. Regulatory authorities exercise extensive supervisory power over insurance companies in regard to (1) the licensing of insurance companies, (2) the approval of forms and insurance policies used, (3) the nature of, and limitation on, an insurance company's investments, (4) periodic examination of the operations of insurance companies, (5) the form and content of annual financial statements and other reports required to be filed on the financial condition of insurance companies, (6) capital adequacy, and (7) transactions with affiliates and changes in control. The Company's insurance subsidiaries are required to file periodic statutory financial statements in each jurisdiction in which they are licensed.

         On an ongoing basis, states consider various health care reform measures relating to network management, mandated benefits, underwriting, appeals and administrative procedures and other matters. The Company is unable to predict what reforms, if any, may be enacted or how these reforms would affect the Company's operations.

         The National Association of Insurance Commissioners has adopted Risk-Based Capital ("RBC") requirements for life and health insurers to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks associated with (1) asset quality, (2) mortality and morbidity,
(3) asset and liability matching, and (4) other business factors. The RBC formula is used by state insurance regulators as an early warning tool to identify insurance companies that potentially are inadequately capitalized. At December 31, 2001, the Company's insurance subsidiaries had RBC ratios substantially above the levels that would require Company or regulatory action.

         Dividends paid by the Company's insurance subsidiaries to the parent company are limited by state insurance regulations. For additional information on dividend restrictions, see the Company's Notes to Consolidated Financial Statements, Note 9, "Shareholders' Equity - Restrictions on Dividends From Subsidiaries."

         INSURANCE HOLDING COMPANY SYSTEMS

         The Company is an insurance holding company system under applicable state laws. As such, the Company and its insurance subsidiaries are subject to regulation under state insurance holding company laws and regulations in the states in which the insurance subsidiaries are domiciled. The insurance holding company laws and regulations generally require annual registration with the state departments of insurance and the filing of reports describing capital structure, ownership, financial condition, certain intercompany transactions and general business operations. Various notice and reporting requirements often apply to transactions between an insurer and its affiliated companies, depending on the size and nature of the transactions. Certain state insurance holding company laws and regulations also require prior regulatory approval or notice of certain material intercompany transactions. Acquisition of control of an insurance company requires the prior approval of state regulators in the insurer's state of domicile and sometimes other jurisdictions as well. Acquisition of a controlling interest of the Company would constitute an acquisition of a controlling interest in each of its insurance subsidiaries. Under applicable state law, control is generally presumed to exist when greater than 10% of a company's shares are controlled by an entity.

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

         ERISA

         The provision of goods and services to or through certain types of employee health benefit plans is subject to the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). ERISA is a complex set of laws and regulations that are subject to periodic interpretation by the United States Department of Labor and the Internal Revenue Service. ERISA governs how the Company's business units may do business with employers whose employee benefit plans are covered by ERISA, particularly employers that self fund benefit plans. There have been legislative attempts to limit ERISA's preemptive effect on state laws. If such limitations were to be enacted, they might increase the Company's liability exposure under state law-based suits relating to employee health benefits offered by the Company's health plans and could permit greater state regulation of other aspects of those businesses' operations.

EMPLOYEES

         As of December 31, 2001, the Company had 1,702 employees, 1,467 of which are located at its home office facility in Green Bay, Wisconsin. None of its employees are represented by a union.

TRADEMARKS

         The Company has filed for and maintains various service marks, trademarks and trade names at the federal level and in various states. Although the Company considers its registered service marks, trademarks and trade names important in the operation of its business, the business of the Company is not dependent on any individual service mark, trademark or trade name.

ITEM 2.       PROPERTIES

         The Company's headquarters are located in Green Bay, Wisconsin, in a 400,000 square foot office building owned by the Company and used by both of its business segments. The property is pledged as collateral to the Company's commercial lender pursuant to a mortgage that continues until January 1, 2004. The Company also leases property at approximately 30 locations throughout the United States primarily for its field sales and provider network offices.

ITEM 3.       LEGAL PROCEEDINGS

         REGULATORY ACTION

         In May 2001, the Florida Department of Insurance issued a complaint against the Company challenging the Company's rating and other practices in Florida relating to its MedOne policies. The MedOne policies sold by the Company in Florida are written pursuant to a group master policy issued to an association domiciled in a state other than Florida. Therefore, management believes the Company is exempt from most of Florida rating requirements and that it has not violated rating or other regulations applicable to the Company. An administrative hearing was held in January 2002 and the Company has not received a ruling from the Administrative Law Judge. The complaint seeks penalties or other administrative actions including possible suspension or revocation of the Company's certificate of authority to do business in Florida.

         SKILSTAF LITIGATION

         In August 1999, a $6.9 million verdict was entered against American Medical Security, Inc. ("AMS"), the Company's third party administrator subsidiary, in the United States District Court for the Middle District of Alabama. The decision was made in a lawsuit brought against the Company by Skilstaf, Inc. ("Skilstaf"), an Alabama employee leasing company, in January 1998 alleging that the Company delayed claims payments under a contract with Skilstaf. Skilstaf sought unspecified damages. The contract, which was entered into in 1992 and terminated by Skilstaf in 1996, was a third party administrator contract for Skilstaf's self funded employee benefit plan. The Company argued that this case was governed by ERISA, which preempts all state law causes of action and limits damages to contract damages. The Company's post-trial motion to set aside the jury's finding was denied by the court on March 20, 2000. As a result, the Company filed a notice of appeal with the Eleventh Circuit Federal Appeals Court. On March 12, 2001, the Company received the Court of Appeal's decision affirming the decision of the District Court. The Company then filed a petition with the Court of Appeals for a rehearing by the full Court of Appeals, which was denied in May 2001. At the direction of the District Court, the Company paid the full amount of the verdict plus interest in July 2001. The Company filed a petition with the United States Supreme Court for a writ of certiorari to review the decision of the Court of Appeals. The writ was denied by the Supreme Court in October 2001 and the case is closed.

         HEALTH ADMINISTRATORS LITIGATION

         In February 2000, a $5.4 million verdict was entered against AMS and United Wisconsin Life Insurance Company ("UWLIC"), one of the Company's insurance subsidiaries, in the Common Pleas Court of Delaware County, Ohio, Civil Division, in a lawsuit brought against AMS and UWLIC in 1996 by Health Administrators of America, Inc. ("Health Administrators"), an insurance agency owned and operated by a former agent of AMS. The lawsuit alleges breach of written and oral contracts involving commission amounts and fraud. The case was heard and decided by a magistrate who awarded damages to Health Administrators, based on breach of written commission and agent contracts and ruled in favor of the Company on breach of oral contracts and fraud. The Company filed objections with the Common Pleas Court requesting that the magistrate's decision against the Company be reversed. The Common Pleas Court approved the magistrate's decision in April 2000. As a result, the Company filed a notice of appeal with the Court of Appeals, Delaware County, Ohio, Fifth Appellate District. On March 29, 2001, the Court of Appeals affirmed a portion of the verdict, with modifications, representing approximately $3.0 million in damages, and reversed and remanded the remaining issues in the case representing approximately $2.4 million in damages. The Company appealed the $3.0 million portion of the damages to the Ohio Supreme Court, which, in July 2001, declined to take the appeal. The Company paid substantially all of the approximately $3.0 million judgment in December 2001. Briefs have been submitted for the remanded portion of the case, and the parties are awaiting the trial court's decision.

         FLORIDA CLASS ACTION LITIGATION

         In February 2000, a complaint was filed against AMS and UWLIC in the Circuit Court for Palm Beach County, Florida, by Evelyn Addison and others seeking certification of a statewide class action on behalf of certain individuals insured by or formerly insured by UWLIC. Plaintiffs allege the Company did not follow Florida law when it discontinued writing certain health insurance policies and offered new policies in 1998. Plaintiffs claim the Company wrongfully terminated policies, improperly notified insureds of conversion rights and charged improper premiums for the new policies. Plaintiffs also assert that the Company's renewal rating methodology violates Florida law. Plaintiffs are seeking unspecified damages. A motion for class certification was granted by the Circuit Court and appealed to the Fourth District Court of Appeals of the State of Florida, which upheld the class certification in October 2001. The Company has an appeal pending with the Florida Supreme Court with the ultimate objective of seeking to vacate the finding of a certifiable class. The Company and plaintiffs filed cross motions for summary judgment in Circuit Court that were heard and denied in February 2002. A memorandum filed by plaintiffs in January 2002 in support of their motion for summary judgment raised new arguments that expanded the legal theory, scope and potential damages of the case. The parties have agreed to a bifurcated trial, with the liability portion of the trial tentatively scheduled to commence as a bench trial in March 2002. Management believes the Company acted in compliance with applicable Florida law with regard to the termination of and conversion of insurance policies and with regard to its renewal rating practices. Although it cannot predict the outcome of this case, management believes this suit is without merit and is defending its position vigorously.

         The Company is involved in various legal and regulatory actions occurring in the normal course of business. Based on current information including consultation with outside counsel, management believes any ultimate liability that may arise from the above-mentioned and all other legal and regulatory actions would not materially affect the Company's consolidated financial position, results of operations or cash flow. However, management's evaluation of the likely impact of these actions could change in the future and an unfavorable outcome could have a material effect on the Company's consolidated financial position, results of operations or cash flow of a future period.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 2001.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company, who are elected for one year terms, are as follows:

          Name              Age                     Title
    Samuel V. Miller        56     Chairman of the Board, President and Chief
                                      Executive Officer
    Gary D. Guengerich      56     Executive Vice President, Chief Financial
                                      Officer and Treasurer
    James C. Modaff         44     Executive Vice President and Chief Actuary
    Thomas G. Zielinski     54     Executive Vice President, Operations
    Timothy J. Moore        50     Senior Vice President of Corporate Affairs,
                                      General Counsel and Secretary
    Timothy F. O'Keefe      47     Senior Vice President and Chief Marketing
                                      Officer
    Clifford A. Bowers      50     Vice President, Corporate Communications
    John R. Wirch           48     Vice President, Human Resources

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

         Gary D. Guengerich has been Executive Vice President and Chief Financial Officer of the Company since November 1997. He has also served as Treasurer of the Company since August 2001 and at certain other times during his employment with the Company. Prior to joining the Company, Mr. Guengerich was Senior Vice President and Comptroller of First Colony Life Insurance where he was employed since 1981.

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

         Timothy J. Moore has been Senior Vice President of Corporate Affairs, General Counsel and Corporate Secretary of the Company since March 1997. Prior to that time, Mr. Moore was a partner with the national law firm of Katten Muchin & Zavis, practicing at the firm from 1987 to 1997.

         Timothy F. O'Keefe has been Senior Vice President and Chief Marketing Officer of the Company since January 2002. Prior to joining the Company, he was President of the Major Medical Division of Conseco, Inc.'s Insurance Operations, having served in other senior management positions from 1997 until he became President in 1998. From 1991 to 1997 he held various positions, including Chief Marketing Officer, with various subsidiaries of Pioneer Financial Services.

         Clifford A. Bowers has been Vice President of Corporate Communications of the Company since October 1997. From 1988 to 1997, Mr. Bowers was Director of Communications with Fort Howard Corporation (a paper manufacturer). Prior to that time, Mr. Bowers held management positions with Tenneco, Manville and Brunswick corporations.

         John R. Wirch has been Vice President of Human Resources of the Company since February 1996. Prior to that time, Mr. Wirch was Vice President of Human Resources for Little Rapids Corporation (a manufacturer of specialty papers) from 1993 to 1996, having served as Director of Human Resources of Little Rapids Corporation from 1980 to 1993.

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


                                                           2001                        2000
                                                 -------------------------   -------------------------
                                                       Share Price                 Share Price
                                                     High         Low            High         Low
                                                 -------------------------   -------------------------
             Quarter Ended:
                March 31                           $    7.00    $    4.75      $    7.75    $    5.38
                June 30                                 6.96         5.00           7.25         5.00
                September 30                            6.85         4.80           8.50         6.25
                December 31                            12.45         5.60           6.38         4.25


         The Company's line of credit agreement contains a debt covenant restriction that prohibits the Company from declaring or paying any cash dividends. In addition, dividends paid by the Company's insurance subsidiaries to the parent Company are limited by state insurance regulations. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a detailed discussion of insurance subsidiary dividend limitations.

         As of February 28, 2002, there were 252 shareholders of record of common stock. Based on information obtained from the Company's transfer agent and from participants in security position listings and otherwise, the Company has reason to believe there are approximately 2,300 beneficial owners of shares of common stock.

ITEM 6.       SELECTED FINANCIAL DATA

         The following selected financial data as of and for the years ended December 31, 1997 through 2001 has been derived from the Company's consolidated financial statements. The following data should be read in conjunction with the Company's consolidated financial statements, the related notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                               As of and for the years ended December 31,
                                                         2001        2000         1999       1998(a)       1997
                                                     ---------------------------------------------------------------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
   Premium revenue                                     $ 838,672    $ 951,071 $ 1,056,107    $ 914,017   $ 957,204
   Net investment income                                  17,443       19,007      19,766       20,550      22,217
   Net realized investment gains (losses)                   (779)        (325)       (854)       3,670       1,854
   Other revenue                                          21,285       20,112      22,361       22,632      24,249
                                                     ---------------------------------------------------------------
       Total revenues                                    876,621      989,865   1,097,380      960,869   1,005,524

Expenses:
   Medical and other benefits                            601,942      724,613     860,473      691,767     733,491
   Selling, general and administrative                   257,742      251,767     268,059      242,073     252,160
   Interest                                                2,877        3,584       3,564        7,691       9,311
   Amortization of goodwill and other intangibles          3,628        3,785       4,273        8,781       7,975
   Write-off of intangible assets and related charges          -            -           -       15,453           -
                                                     ---------------------------------------------------------------
       Total expenses                                    866,189      983,749   1,136,369      965,765   1,002,937
                                                     ---------------------------------------------------------------

Income (loss) from continuing operations,
   before income taxes                                    10,432        6,116     (38,989)      (4,896)      2,587

Income tax expense (benefit)                               6,257        3,447     (13,043)      (1,868)      1,032
                                                     ---------------------------------------------------------------

Income (loss) from continuing operations                   4,175        2,669     (25,946)      (3,028)      1,555

Income from discontinued operations,
   less applicable income taxes                                -            -           -       10,003      16,595
                                                     ---------------------------------------------------------------

Net income (loss)                                      $   4,175    $   2,669 $   (25,946)   $   6,975   $  18,150
                                                     ===============================================================

Earnings (loss) per common share - basic
   Continuing operations                               $    0.30    $    0.18 $     (1.58)   $   (0.18)  $    0.10
   Discontinued operations                                     -            -           -         0.60        1.01
                                                     ---------------------------------------------------------------
Net income (loss) per common share - basic             $    0.30    $    0.18 $     (1.58)   $    0.42   $    1.11
                                                     ===============================================================

Earnings (loss) per common share - diluted
   Continuing operations                               $    0.29    $    0.18 $     (1.58)   $   (0.18)  $    0.10
   Discontinued operations                                     -            -           -         0.60        1.00
                                                     ---------------------------------------------------------------
Net income (loss) per common share - diluted           $    0.29    $    0.18 $     (1.58)   $    0.42   $    1.10
                                                     ===============================================================

Weighted average common shares outstanding                14,049       14,899      16,470       16,559      16,423
Cash dividends per common share                        $       -    $       - $         -    $    0.36   $    0.48

BALANCE SHEET DATA:
Cash and investments                                   $ 300,253    $ 284,982 $   293,539    $ 309,562   $ 316,858
Total assets                                             473,015      471,923     503,094      498,722     648,136
Notes payable                                             40,058       41,258      42,523       55,064     124,578
Total shareholders' equity                               229,400      221,177     220,280      266,451     326,377

(a) Discontinued operations include the operations of Newco/UWS through September 25, 1998, the spin-off distribution date. Continuing operations includes interest on debt assumed by Newco/UWS through September 11, 1998, the spin-off effective date.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         American Medical Security Group, Inc., together with its subsidiary companies (the "Company"), is a provider of individual and small employer group insurance products. The Company's principal product offering is health insurance for small employer groups and health insurance for individuals and families ("MedOne"). The Company also offers life, dental, prescription drug, disability and accidental death insurance, and provides self-funded benefit administration. The Company's products are marketed in 32 states and the District of Columbia through independent agents. Approximately 75 Company sales managers located in sales offices throughout the United States support the independent agents. The Company's products generally provide discounts to insureds that utilize preferred provider organizations ("PPOs"). The Company owns a preferred provider network and also contracts with other networks to ensure cost-effective health care choices to its customers.

SUMMARY OF 2001 RESULTS

         The Company's financial performance improved considerably in 2001. The key factor in the improvement was the health loss ratio, which by year-end had dropped to its lowest point in over three years. This positive momentum is attributed to strategic decisions made in late 1999 including (1) aggressively raising prices on new and renewal business, (2) focusing marketing efforts for small group products in markets with the best prospects for profitability and future growth, (3) redesigning products to meet the changing needs of today's consumers, and (4) expanding the distribution of the Company's MedOne products.

         During the first quarter of 2001, the Company received an adverse decision by the Eleventh Circuit Federal Court of Appeals affirming a 1999 jury verdict in a lawsuit brought against the Company by Skilstaf, Inc., an employee leasing company. As a result, the Company's 2001 reported results reflect an after-tax charge of $5.8 million or $0.41 per share. See Item 3, "Legal Proceedings" for more detailed information regarding this case. Management has characterized this charge as a nonrecurring item in the following discussion of results of operations due to the unusual nature and size of the lawsuit and because it relates to a contract inforce between 1992 and 1996.

         Following is a discussion of management's strategic decisions made in late 1999 and their effect on the Company's 2001 operations:

         PRODUCT PRICING

         Significant technological advancements in the health care field have continued in the past few years. As a result of this and other factors, the costs associated with health care have also increased. In the face of escalating claims cost trends that emerged in late 1998 and 1999, management implemented significant premium rate increases on the Company's existing block of business. This action contributed greatly to the improvement in the health loss ratio and resulting earnings performance. After the effect of buydowns in coverage and terminations, average medical premium per member per month increased 14% from 2000 to 2001. In comparison, average medical claims costs increased only 7% for the same period. Management is committed to a pricing strategy intended to maintain premium rate increases at a level necessary to achieve the Company's target profit margins.

         FOCUSED SMALL GROUP MARKETING

         Management continues to analyze the Company's geographic markets and is focusing its marketing efforts in those areas that offer the greatest potential for appropriate returns. As a consequence of government regulations and rapidly rising health care inflation resulting from advances in technology and drug treatments, the Company's small group business experienced losses in 1998 and 1999. Since that time, management has taken steps to return the Company's small group business to profitability. Those steps included exiting from certain unprofitable markets, shifting sales and marketing energies away from underperforming markets and realigning the Company's small group agent force to producers with a commitment to the Company.

         As a result of these actions and the premium rate increases previously discussed, the Company's small group business has improved significantly over the past two years and is currently contributing to the Company's improved financial performance. As anticipated, these focused efforts to improve profitability resulted in a decline in membership and revenues throughout 2001. Management is currently taking steps to return the Company's small group business to a growth mode while continuing to protect its margins. Management remains committed to this business and believes that this large and growing sector of the economy has significant revenue and earnings potential.

         PRODUCT REDESIGN

         A significant portion of the Company's product portfolio was redesigned during 2001 to keep pace with changes in the marketplace and to maximize the Company's competitiveness. Consumers seem to be willing to accept higher co-payments and deductibles in exchange for affordable premiums and protection from major medical bills. The Company's new products for small groups and individuals are designed to provide more affordable coverage for major medical expenses by shifting the financial responsibility for routine day-to-day health care to the patient. These new products feature attractive rates, real choice and protection from catastrophic medical costs. The Company has been introducing these products to its sales force for the past several months, and the agent reaction has been enthusiastic. In markets where the products have been fully launched, management has seen a positive trend in orders and quote requests.

         MEDONE EXPANSION

         Recognizing the significant earnings potential of the MedOne product line, management continues to take steps to expand the distribution of this business. There are a number of key factors that make MedOne a strategic focus and an attractive product line to sell. The general regulatory environment allows the Company expanded flexibility in pricing, risk selection and plan design. The product line features higher deductibles and co-payments, thereby increasing consumers' involvement in health care cost decisions. In addition, the MedOne business is well positioned in a slowing economy in which employers are faced with reducing their workforce or dropping their group health coverage. MedOne represented 45% of the Company's medical membership at the end of 2001, compared with 34% at the end of 2000. This shift in the Company's product mix contributed to the improvement in the health loss ratio. While MedOne products are more costly to sell and administer than small group products, the increased underwriting and risk management flexibility results in a lower loss ratio. The lower loss ratio was somewhat offset by the increase in the expense ratio during 2001. Management expects this product line to represent about half of the Company's revenues by 2003.

OUTLOOK FOR 2002

         Increasing premium rates and realigning marketing efforts caused a drop in the Company's new member enrollment and an increase in existing membership terminations resulting in decreased revenues throughout 2001. While this consequence was anticipated, management believes membership and revenues in 2002 will remain flat with 2001 with some further decline during the first half of 2002 before starting to improve by mid-year. Premium rate increases will moderate considerably during 2002, which should improve persistency of small group membership. In addition, the introduction and roll out of new products is expected to have a positive impact on new sales. The Company is currently conducting significant marketing campaigns to recruit new MedOne and dental agents. These efforts are also attracting agents who want to sell the Company's full line of products causing the Company's force of professional, licensed agents selling small group products to grow. Management also believes that competitive pressures should ease in 2002 as other small group insurance carriers either exit the small group market or implement significant rate increases. Management expects the health loss ratio to continue to improve, but at a more moderate rate during 2002.

         Based on the Company's significantly improved financial performance in the last two quarters of 2001, management anticipates 2002 earnings per share to be between $1.15 and $1.25, including the effect of the nonamortization provisions of a new accounting standard. See "Recent Accounting Pronouncements" below for a detailed discussion of new accounting standards and the related impact on the Company. While there may be material upside potential to these estimates, the guidance is based on rapidly emerging positive trends, tempered by inherent variables in this business. See "Cautionary Factors" below for a detailed description of inherent risks and uncertainties that may cause actual results or events to differ materially from those described.

COMPARISON OF RESULTS OF OPERATIONS

         The Company experienced unrelated nonrecurring charges during 2001 and 1999. As these nonrecurring items were not reflective of the ongoing operations of the Company, management has chosen to exclude their effects from the "Comparison of Results of Operations" and to describe each item separately. The following table illustrates the effect of nonrecurring items on the Company's results:


                                                                                  Year ended December 31,
                                                                              2001          2000          1999
                                                                         -------------------------------------------
                                                                                       (IN THOUSANDS)

Income (loss) before nonrecurring item                                     $    10,025    $     2,669   $   (12,241)

Nonrecurring item, net of tax                                                   (5,850)             -       (13,705)
                                                                         -------------------------------------------

Net income (loss)                                                          $     4,175    $     2,669   $   (25,946)
                                                                         ===========================================

         A summary description of each of the nonrecurring items is as follows:

         During the third quarter of 1999, the Company ceased marketing and terminated all small group business in Florida, all small group and individual health business in Maryland and all remaining business in Minnesota over a period of 18 months. This decision was made after it became clear to management that certain regulatory challenges existed that made it impossible to return these markets to profitability. The Company recorded a $13.7 million after-tax charge in 1999 for a premium deficiency reserve to recognize expected losses related to highly regulated markets.

         During the first quarter of 2001, the Company received an adverse decision by the Eleventh Circuit Federal Court of Appeals affirming a 1999 jury verdict in a lawsuit brought against the Company by Skilstaf, Inc., an employee leasing company. The Company recognized an after-tax charge of $5.8 million or $0.41 per share during the first quarter of 2001 representing the full loss including punitive damages and other expenses. In July 2001, at the direction of the district court, the Company paid the full amount of the verdict plus interest. This case is now closed.

         YEARS ENDED DECEMBER 31, 2001 AND 2000

         Insurance premiums decreased 11.8% to $838.7 million in 2001 from $951.1 million in 2000. Premium revenues have decreased as a result of the Company's membership decline. As discussed above, membership reductions have resulted from product repricing, market exits and focusing marketing efforts in profitable markets. Medical membership declined by 126,000 members during 2001. The Company's change in its product mix has also impacted premium revenue. The MedOne business, which has become a larger percentage of the Company's total business, has a smaller premium per member compared with the declining small group business. Partially offsetting the membership decline and the change in the product mix is the effect of increasing premium rates.

         The health segment loss ratio improved 460 basis points to 72.6% for 2001 compared to 77.2% for 2000. The 2001 health loss ratio is at its lowest point in over three years. The improvement in the health loss ratio is due in part to improved performance on the Company's small group business resulting from repricing efforts. In 2001, average premiums per member per month increased at a higher rate than average claims costs per member resulting in a lower loss ratio. The health loss ratio also benefited, to a lesser degree, from the change in product mix to a larger percentage of MedOne business, which has a lower loss ratio. The life segment loss ratio remained relatively stable with the prior year at 36.4% for 2001 compared with 34.5% for 2000.

         Net investment income decreased to $17.4 million in 2001 from $19.0 million in 2000. The decrease resulted mainly from a decrease in the annual investment yield. The annual investment yield was 6.4% for 2001 compared to 6.7% for the prior year. Investment gains and losses are realized in the normal investment process in response to market opportunities.

         Other revenue, which primarily consists of administrative fee income from claim processing on self funded business and other administrative services, increased slightly to $21.3 million in 2001 from $20.1 million in 2000. The increase resulted from a general increase in fees charged during 2001.

         The expense ratio includes commissions, general and administrative expenses, premium taxes and assessments. As anticipated, the health segment expense ratio, excluding the first quarter litigation charge, increased to 26.6% in 2001 from 24.2% in 2000. The increase largely reflected the change in the Company's product mix. MedOne business has higher agent commissions and issue costs than small group products, but lower claim costs. The decrease in premium volume also contributed to the increase in the health expense ratio. For 2002, management expects the health segment expense ratio to increase slightly primarily as the result of investments in the Company's distribution system and other selling costs and a continued expansion of the MedOne business.

         The health segment combined ratio, which represents the sum of the health loss and expense ratios, improved 220 basis points to 99.2% for 2001 from 101.4% for 2000. The 2.2% improvement in the combined ratio resulted in an improvement in pre-tax income of $18.1 million to the Company in 2001.

         Interest expense on the outstanding balance of the Company's line of credit decreased to $2.9 million in 2001 from $3.6 million in 2000. The interest rate charged on the line of credit is tied to the short-term borrowing rate, which declined throughout most of 2001 resulting in decreased interest expense for the Company. Amortization of goodwill and other intangible assets remained relatively stable at $3.6 million for 2001 compared to $3.8 million for the prior year. As discussed in detail below under the caption "Recent Accounting Pronouncements," the Company will apply new accounting rules for goodwill and intangibles effective January 1, 2002.

         The effective tax rate for 2001 was 60.0%. Excluding the effect of the first quarter litigation charge, the effective tax rate was 48.4% for 2001 compared to 56.4% for 2000. The change in the effective tax rate relates to the amortization of non-deductible goodwill and other permanent items in relation to pre-tax income. The Company had deferred tax assets recorded, net of valuation allowances, of $2.9 million related to state net operating loss carryforwards at December 31, 2001. State net operating loss carryforwards begin to expire in 2008. Management believes that the deferred tax assets will be realized primarily through future state taxable income.

         YEARS ENDED DECEMBER 31, 2000 AND 1999

         Insurance premiums decreased 9.9% to $951.1 million for 2000 from $1,056.1 million reported for 1999. The Company acquired the majority of the fully insured group health business of Continental Assurance Company ("CNA") on January 1, 1999. Premiums on the CNA block of business declined approximately $70.0 million from 1999 to 2000, which accounted for the majority of the decrease in premium. The remainder of the decline in premiums from the prior year resulted from declining small group membership due to the exit from unprofitable markets. Partially offsetting the impact of the declining membership was the continued increase in premiums per member per month. The Company's average fully insured medical premium per member per month increased 7% to $136, compared to $127 for 1999.

         The health segment loss ratio improved 320 basis points to 77.2% in 2000 from 80.4% reported in 1999, excluding the nonrecurring charge. The significant improvement was due to management's actions and strategies implemented during 2000 to manage medical inflation. These actions included premium increases, claims cost control initiatives and the exit from unprofitable small group markets and the related release of premium deficiency reserves. The improvement also reflected increased sales of MedOne products, which are priced for a lower loss ratio due to its increased deductibles and co-payments. The life segment loss ratio improved to 34.5% for 2000 from 39.2% in 1999.

         Net investment income decreased to $19.0 million in 2000 from $19.8 million in 1999. The decrease resulted from a slight decrease in average invested assets from 1999 to 2000. Average invested assets at cost decreased from $294.7 million at the end of 1999 to $283.8 million at the end of 2000. Investment gains and losses are realized in the normal investment process in response to market opportunities.

         Other revenue, which primarily consists of administrative fee income from claim processing on self funded business and other administrative services, decreased slightly to $20.1 million in 2000 from $22.4 million in 1999. The decrease resulted from a decline in administrative fee revenue from blocks of business acquired in prior years.

         The expense ratio includes commissions, general and administrative expenses, premium taxes and assessments. As anticipated, the health segment expense ratio increased to 24.2% in 2000 from 23.0% in 1999. The increase largely reflected the change in the Company's product mix. MedOne business, which expanded significantly during 2000, has higher agent commissions and issue costs than small group products, but lower claim costs. In addition, in the third quarter of 2000, the Company received a one-time assessment from the State of Minnesota related to the Company's exit from the MedOne health insurance market in that state in early 1999. The assessment was $1.2 million in excess of the Company's original provision for the assessment. Management expects no similar assessments from other exited markets. The decrease in premium volume also contributed to the increase in the health expense ratio.

         The health segment combined ratio, which represents the sum of the health loss and expense ratios, improved 200 basis points to 101.4% for 2000 from 103.4% for 1999. The 2.0% improvement in the combined ratio resulted in an improvement in pre-tax income of $18.2 million to the Company in 2000.

         Interest expense on the outstanding balance on the Company's line of credit agreement remained flat compared to 1999 at $3.6 million. Amortization of goodwill and other intangible assets declined from 1999 to 2000 to $3.8 million from $4.3 million.

         The effective tax rate for 2000 was 56.4% compared with 33.5% for 1999. The change in the effective tax rate relates to the amortization of non-deductible goodwill and other permanent items in relation to pre-tax income. The Company reported pre-tax income of $6.1 million in 2000 compared to a pre-tax loss of $39.0 million in 1999.

CRITICAL ACCOUNTING POLICIES

         LIABILITIES FOR UNPAID CLAIMS

         The Company's liabilities for unpaid claims are based on an estimation process that is complex and uses information obtained from both company specific and industry data, as well as general economic information. These estimates are developed using actuarial methods based upon historical data for payment patterns, cost trends, product mix, seasonality, utilization of health care services and other relevant factors. The amount recorded for unpaid claims liabilities is sensitive to judgments and assumptions made in the estimation process. The most significant assumptions used in the estimation process include determining claims cost trends, the expected consistency in the frequency and severity of claims incurred but not yet reported, changes in the timing of claims submission patterns from providers, changes in the Company's speed of processing claims and expected costs to settle unpaid claims.

         Actual conditions could differ from those assumed in the estimation process given the general economic and regulatory environment of the Company's operations. Due to the uncertainties associated with the factors used in these assumptions, materially different amounts could be reported in the Company's statement of operations for a particular period under different conditions or using different assumptions. As is common in the health insurance industry, the Company believes that actual results may vary within a reasonable range of possible outcomes. Management believes that the recorded liabilities for unpaid claims at December 31, 2001 is in the higher end of a reasonable range of outcomes. Management closely monitors and evaluates developments and emerging trends in claims costs to determine the reasonableness of judgments made. A retrospective test is performed on prior period claims liabilities and, as adjustments to the liabilities become necessary, the adjustments are reflected in current operations. Management believes that the amount of medical and other benefits payable is adequate to cover the Company's liabilities for unpaid claims as of December 31, 2001.

         In determining the liability for unpaid claims at December 31, 2001, management considered the potential impact of the September 11, 2001 events. Although the events of September 11, 2001 did not have a direct material effect on the Company, management anticipates an indirect impact including, but not limited to, increased utilization by the general population of mental health services for stress, anxiety, depression and similar conditions in the fourth quarter. Also, subsequent bio-terrorism threats and attacks may result in increased utilization of health care services including office visits, laboratory tests and prescription drugs for flu-like symptoms in the fourth quarter. While the impact of these claims cannot be predicted with certainty, management believes adequate provision has been made for such claims as of December 31, 2001. Accordingly, the outcome of these matters is not expected to have a material adverse effect on the financial position of the Company. Should the outcome be that minimal health benefits are incurred, the result would be positive to the earnings of the Company.

         LITIGATION

         The Company is involved in various legal and regulatory actions occurring in the normal course of business. The liabilities recorded for litigation are generally determined on a case-by-case basis and typically relate to disputes over policy coverage and benefits. In determining the amount to be recorded, judgments are made by management based on the facts and the merits of the case, advice from outside legal counsel, the general legal and regulatory environment of the originating state, historical results of similar cases and other relevant factors. The average cost for the settlement of the actions occurring in the normal course of the Company's business approximates $30,000. However, inherent uncertainties surround legal proceedings and actual results could differ from those assumed in determining the liabilities. The possibility exists that a decision could be rendered against the Company including punitive or other damage awards, which may have a material impact on the results of the Company's operations. In estimating the liabilities for litigation as of December 31, 2001, the Company considered the recent unfavorable litigation environment it has experienced in certain states. Management's evaluation of the likely impact of these actions could change in the future and an unfavorable outcome could have a material effect on the Company's financial condition, results of operations or cash flow of a future period. See Item 3, "Legal Proceedings" for a detailed discussion of the Company's material pending litigation.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, BUSINESS COMBINATIONS, and No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS (the "Statements"), effective for fiscal years beginning after December 15, 2001. The new rules will impact the Company in two ways. First, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized. Other intangible assets will continue to be amortized over their useful lives. Second, goodwill and intangible assets with indefinite lives will be subject to an initial impairment test in accordance with the Statements, and any remaining balance of goodwill and intangible assets will be subject to future annual impairment testing.

         The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statements is expected to result in an increase in net income of approximately $2.7 million per year. The Company will perform the first of the required impairment tests of goodwill and intangible assets deemed to have indefinite lives in 2002, effective as of January 1, 2002, by comparing the fair value of the Company's reporting units to their carrying amounts (book value), including goodwill. In determining the fair value of the Company's reporting units, management will consider valuation techniques such as the quoted market price of the Company's stock, the present value of future cash flows and market comparison of similar assets and liabilities.

         At December 31, 2001, the Company's book value per share was $16.30 and was significantly higher than the $12.45 quoted market price per share. The Company has not yet determined what the effect of these tests will be on the earnings and financial position of the Company. If management determines that the quoted market price per share is the appropriate measure of the Company's fair value, the resulting impairment would be greater than 50% of the amount of goodwill and other intangibles on the Company's December 31, 2001 balance sheet. If it is determined that an impairment exists as of January 1, 2002, the charge would be reported as the cumulative effect of a change in accounting principle in the Company's consolidated financial statements and would have no impact on cash flows or the statutory-basis capital and surplus of the Company's insurance subsidiaries.

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

         The Company's cash provided by operations was $17.6 million for 2001 and cash used in operations was $3.2 million for the year ended 2000. Excluding the payment for the Skilstaf litigation, cash provided by operations was $25.2 million for 2001. The increase in cash flows from operations is primarily the result of improved underwriting margins in 2001 over 2000. Consistent with the Company's earnings, cash flows increased significantly during the last half of 2001.

         The Company is well capitalized with a debt to total capital ratio of 14.9% at December 31, 2001, which is low by industry standards.

         The Company's insurance subsidiaries operate in states that require certain levels of regulatory capital and surplus and may restrict dividends to their parent companies. The insurance regulator in the insurer's state of domicile may disapprove any dividend which, together with other dividends paid by an insurance company in the prior 12 months, exceeds the regulatory maximum, computed as the lesser of 10% of statutory surplus or total statutory net gain from operations as of the end of the preceding calendar year. Based upon the results of operations and capital position of the Company's insurance subsidiaries as of December 31, 2001, as filed with the insurance regulators, dividends are limited to $7.0 million without prior regulatory approval until September 2002, at which time the aggregate amount available without regulatory approval is $15.0 million. In February 2002, a $5.0 million dividend was paid to the parent Company by an insurance subsidiary.

         The National Association of Insurance Commissioners has adopted risk-based capital ("RBC") standards for life and health insurers designed to evaluate the adequacy of statutory capital and surplus in relation to various business risks faced by such insurers. The RBC formula is used by state insurance regulators as an early warning tool to identify insurance companies that potentially are inadequately capitalized. At December 31, 2001, each of the Company's insurance subsidiaries had RBC ratios substantially above the levels that would require Company or regulatory action.

         During 2001, the Company purchased 367,000 shares of its outstanding common stock at an aggregate purchase price of $2.2 million. In October 2001, the Company reached its maximum authorized purchase threshold, bringing the total purchased under the program to 2.7 million shares at an aggregate purchase price of $18.0 million.

         As described in Item 1, "Business - General," the Company has been in discussions with Cobalt regarding Cobalt's desire to reduce its investment in the Company. Cobalt's wholly owned subsidiary, BCBSUW owned 45.2% of the outstanding common stock of the Company at February 28, 2002. The outcome of these discussions could result in a limited share repurchase and secondary offering of the Company's shares owned by BCBSUW.

         The Company maintains a revolving bank line of credit agreement with a maximum commitment of $35.2 million. At December 31, 2001, the outstanding balance of advances under the credit agreement was $35.2 million. As collateral for the outstanding balance, the Company is required to maintain a minimum cash deposit of $2.5 million in an account at the lender's institution. The credit agreement contains customary covenants which, among other matters, require the Company to achieve certain minimum financial results and restrict the Company's ability to incur additional debt, pay future cash dividends and dispose of assets outside the ordinary course of business. The Company was in compliance with all such covenants at December 31, 2001 and anticipates continued compliance in the foreseeable future. The Company believes that the implementation of FAS 142 will not adversely impact its compliance with debt covenants.

         The credit agreement was amended in January 2001 and April 2001 to revise the minimum financial requirements of certain covenants. The April 2001 amendment also revised the Company's applicable interest rate on outstanding loans and the schedule of mandatory future commitment reductions including a $4.8 million maximum commitment reduction from $40.0 million to $35.2 million.

         Annual principal amounts that mature related to the credit agreement are $5.0 million in 2002, $10.0 million in 2003, $10.0 million in 2004 and $10.2 million in 2005. The Company anticipates using future cash flows from operations and existing capital and surplus, if necessary, to fund these capital resource needs.

         The Company does not expect to pay any cash dividends in the foreseeable future and intends to employ its earnings in the continued development of its business. The Company's future dividend policy will depend on its earnings, capital requirements, debt covenant restrictions, financial condition and other factors considered relevant by the Board of Directors.

MARKET RISK EXPOSURE

         The primary investment objective of the Company is to maximize investment income while controlling risks and preserving principal. The Company seeks to meet this investment objective through diversity of coupon rates, liquidity, investment type, industry, issuer, duration and geographic location. Investment grade debt securities made up 97% of the Company's total investment portfolio at December 31, 2001. The below investment grade debt securities were investment grade when purchased and subsequently downgraded. None of the below investment grade securities were in default at December 31, 2001. The Company uses outside investment managers who seek to maximize return on the portfolio within the Company's investment guidelines. At December 31, 2001, $274.6 million or 99.7% of the Company's total investment portfolio was invested in debt securities.

         The bond portfolio had an average quality rating of Aa2 and Aa3 at December 31, 2001 and 2000, respectively, as measured by Moody's Investor Service. Almost the entire portfolio was classified as available for sale. The Company had no investment mortgage loans, nonpublicly traded securities (except for principal only strips of U.S. government securities), real estate held for investment or financial derivatives. The market value of the total investment portfolio exceeded amortized cost by $2.9 million at December 31, 2001 as compared with December 31, 2000 when the amortized cost of the total investment portfolio exceeded market value by $6.1 million. Management believes that cash flow from operations will be sufficient for its cash flow needs and that liquidation of its investment portfolio will not be necessary.

         The primary market risk affecting the Company is interest rate risk. Assuming an immediate increase of 100 basis points in interest rates, the net hypothetical decline in fair value of shareholders' equity is estimated to be $5.6 million after-tax at December 31, 2001. This amount represents approximately 2.4% of the Company's shareholders' equity.

         At December 31, 2001, the fair value of the Company's borrowings under the line of credit facility approximated the carrying value. Market risk was estimated as the potential increase in the fair value resulting from a hypothetical 1% decrease in the Company's weighted average short-term borrowing rate at December 31, 2001, and was not materially different from the year-end carrying value.

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

CAUTIONARY FACTORS

         This report and other documents or oral presentations prepared or delivered by and on behalf of the Company contain or may contain "forward-looking statements" within the meaning of the safe harbor provisions of the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements based upon management's expectations at the time such statements are made and are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those contemplated in the statements. Readers are cautioned not to place undue reliance on the forward-looking statements. When used in written documents or oral presentations, the terms "anticipate," "believe," "estimate," "expect," "forecast," "objective," "plan," "possible," "potential," "project" and similar expressions are intended to identify forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that could cause the Company's actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

o Unexpected increases in health care costs resulting from the aging of the population, advances in medical technology, increased utilization of medical services and prescription drugs resulting from bioterrorism or otherwise, possible epidemics and natural or man-made disasters and other factors affecting the delivery and cost of health care that are beyond the Company's control.

o The Company's ability to profitably distribute and sell its products, including, changes in its business relationships with independent agents who sell the Company's products, the Company's ability to retain key producing sales agents, the Company's ability to expand its distribution network, competitive factors such as the entrance of additional competitors into the Company's markets, competitive pricing practices, the Company's ability to generate new sales, sell new products and retain existing customers, the Company's ability to predict future health care cost trends and adequately price its products, and the Company's ability to control expenses during a time of declining revenue and membership.

o Federal and state laws adopted in recent years, currently proposed (such as the "Patients' Bill of Rights") or that may be proposed in the future, which affect or may affect the Company's operations, products, profitability or business prospects. Reform laws adopted in recent years generally limit the ability of insurers and health plans to use risk selection as a method of controlling costs for small group business.

o Regulatory factors, including delays in regulatory approvals of rate increases and policy forms; regulatory action resulting from market conduct activity and general administrative compliance with state and federal laws; restrictions on the ability of the Company's subsidiaries to transfer funds to the Company or its other subsidiaries in the form of cash dividends, loans or advances without prior approval or notification; the granting and revoking of licenses to transact business; the amount and type of investments that the Company may hold; minimum reserve and surplus requirements; and risk-based capital requirements.

o Factors related to the Company's efforts to deal with adverse medical loss ratio in its small group health business (which included implementing significant rate increases, terminating business in unprofitable markets, and introducing redesigned products), including the willingness of employers and individuals to accept rate increases, premium repricing and redesigned products.

o    The development of and changes in claims reserves.

o The effectiveness of the Company's strategy to expand sales of its MedOne products for individuals and families, to focus its small group health product sales in core markets and to grow its ancillary products, including its life, dental and self-funded benefit administration business.

o The cost and other effects of legal and administrative proceedings, including the expense of investigating, litigating and settling any claims against the Company, and the general increase in litigation involving managed care and medical insurers.

o    Adverse outcomes of litigation in excess of provisions made by the Company.

o Restrictions imposed by financing arrangements that limit the Company's ability to incur additional debt, pay future cash dividends and transfer assets.

o Changes in rating agency policies and practices and the ability of the Company's insurance subsidiaries to maintain or exceed their A- (Excellent) rating by A.M. Best.

o General economic conditions, including changes in employment, interest rates and inflation that may impact the performance on the Company's investment portfolio or decisions of individuals and employers to purchase the Company's products.

o The Company's ability to maintain attractive preferred provider networks for its insureds.

o Factors affecting the Company's ability to hire and retain key executive, managerial, professional and technical employees.

o    Changes in accounting principles and the effects related to such changes.

o Other business or investment considerations that may be disclosed from time to time in the Company's Securities and Exchange Commission filings or in other publicly disseminated written documents.

         The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Exposure" for information concerning potential market risks related to the Company's investment portfolio.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



Board of Directors and Shareholders
American Medical Security Group, Inc.


         We have audited the accompanying consolidated balance sheets of American Medical Security Group, Inc. and its subsidiaries, (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in shareholders' equity and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                                            /s/Ernst & Young LLP


Milwaukee, Wisconsin
January 31, 2002

                      AMERICAN MEDICAL SECURITY GROUP, INC.


                           CONSOLIDATED BALANCE SHEETS


                                                                                               December 31,
                                                                                            2001          2000
                                                                                        ----------------------------
                                                                                              (IN THOUSANDS)
ASSETS:
Investments:
   Securities available for sale, at fair value:
     Fixed maturities                                                                     $   269,753   $   262,428
     Equity securities - preferred                                                                722         2,368
   Fixed maturity securities held to maturity, at amortized cost                                4,286         4,320
   Trading securities, at fair value                                                              517           260
                                                                                        ----------------------------
       Total investments                                                                      275,278       269,376

Cash and cash equivalents                                                                      24,975        15,606

Other assets:
   Property and equipment, net                                                                 33,381        32,451
   Goodwill and other intangibles, net                                                        103,934       107,562
   Other assets                                                                                35,447        46,928
                                                                                        ----------------------------
     Total other assets                                                                       172,762       186,941
                                                                                        ----------------------------

Total assets                                                                              $   473,015   $   471,923
                                                                                        ============================

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
   Medical and other benefits payable                                                     $   135,504   $   145,310
   Advance premiums                                                                            16,737        17,568
   Payables and accrued expenses                                                               28,032        25,902
   Notes payable                                                                               40,058        41,258
   Other liabilities                                                                           23,284        20,708
                                                                                        ----------------------------
     Total liabilities                                                                        243,615       250,746

Redeemable preferred stock - Series A adjustable rate
   Nonconvertible, $1,000 stated value, 25,000 shares authorized                                    -             -

Shareholders' equity:
   Preferred stock (no par value, 475,000 shares authorized)                                        -             -
   Common stock (no par value, $1 stated value, 50,000,000 shares authorized,
     16,654,315 issued and 13,955,439 outstanding at December 31, 2001,
     16,654,315 issued and 14,270,945 outstanding at December 31, 2000)                        16,654        16,654
   Paid-in capital                                                                            187,927       187,956
   Retained earnings                                                                           40,470        36,295
   Accumulated other comprehensive income (loss) (net of tax expense
     of $1,024,000 in 2001 and tax benefit of $2,126,000 in 2000)                               1,903        (3,948)
   Treasury stock (2,698,876 shares at December 31, 2001
     and 2,383,370 shares at December 31, 2000, at cost)                                      (17,554)      (15,780)
                                                                                        ----------------------------
     Total shareholders' equity                                                               229,400       221,177
                                                                                        ----------------------------

Total liabilities and shareholders' equity                                                $   473,015   $   471,923
                                                                                        ============================


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      AMERICAN MEDICAL SECURITY GROUP, INC.


                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                  Year ended December 31,
                                                                              2001          2000          1999
                                                                         -------------------------------------------
                                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUES:

   Insurance premiums                                                      $   838,672    $   951,071   $ 1,056,107
   Net investment income                                                        17,443         19,007        19,766
   Net realized investment losses                                                 (779)          (325)         (854)
   Other revenue                                                                21,285         20,112        22,361
                                                                         -------------------------------------------
     Total revenues                                                            876,621        989,865     1,097,380

EXPENSES:

   Medical and other benefits                                                  601,942        724,613       860,473
   Selling, general and administrative                                         257,742        251,767       268,059
   Interest                                                                      2,877          3,584         3,564
   Amortization of goodwill and other intangibles                                3,628          3,785         4,273
                                                                         -------------------------------------------
   Total expenses                                                              866,189        983,749     1,136,369
                                                                         -------------------------------------------

Income (loss) before income taxes                                               10,432          6,116       (38,989)

Income tax expense (benefit)                                                     6,257          3,447       (13,043)
                                                                         -------------------------------------------

Net income (loss)                                                          $     4,175    $     2,669   $   (25,946)
                                                                         ===========================================




Earnings (loss) per common share - basic                                   $      0.30    $      0.18   $     (1.58)
                                                                         ===========================================

Earnings (loss) per common share - diluted                                 $      0.29    $      0.18   $     (1.58)
                                                                         ===========================================



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      AMERICAN MEDICAL SECURITY GROUP, INC.


                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  Year ended December 31,
                                                                              2001          2000          1999
                                                                         -------------------------------------------
                                                                                       (IN THOUSANDS)
OPERATING ACTIVITIES:

   Net income (loss)                                                       $     4,175    $     2,669   $   (25,946)
   Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
       Depreciation and amortization                                            10,493          9,762        11,038
       Net realized investment losses                                              779            325           854
       Net change in trading securities                                           (257)          (260)            -
       Deferred income tax expense (benefit)                                       609          6,029        (7,112)
       Changes in operating accounts:
         Other assets                                                            7,722          9,119       (12,945)
         Medical and other benefits payable                                     (9,806)       (23,807)       55,984
         Advance premiums                                                         (831)           291          (880)
         Payables and accrued expenses                                           2,130            858         1,605
         Other liabilities                                                       2,576         (8,145)        3,830
                                                                         -------------------------------------------
           Net cash provided by (used in) operating activities                  17,590         (3,159)       26,428

INVESTING ACTIVITIES:

   Purchases of available for sale securities                                 (143,148)       (14,512)     (190,834)
   Proceeds from sale of available for sale securities                         129,038         25,460       172,086
   Proceeds from maturity of available for sale securities                      15,417          4,045        20,805
   Purchases of held to maturity securities                                          -              -          (686)
   Proceeds from maturity of held to maturity securities                             -            630           770
   Purchases of property and equipment                                          (6,546)        (4,584)       (2,976)
   Proceeds from sale of property and equipment                                     21             13         1,049
                                                                         -------------------------------------------
           Net cash provided by (used in) investing activities                  (5,218)        11,052           214

FINANCING ACTIVITIES:

   Issuance of common stock                                                        413              4             5
   Purchase of treasury stock                                                   (2,216)        (8,292)       (7,488)
   Proceeds from notes payable borrowings                                            -         39,158         5,000
   Repayment of notes payable                                                   (1,200)       (40,423)      (17,541)
                                                                         -------------------------------------------
           Net cash used in financing activities                                (3,003)        (9,553)      (20,024)
                                                                         -------------------------------------------

Cash and cash equivalents:
   Net increase (decrease) during year                                           9,369         (1,660)        6,618
   Balance at beginning of year                                                 15,606         17,266        10,648
                                                                         -------------------------------------------
           Balance at end of year                                          $    24,975    $    15,606   $    17,266
                                                                         ===========================================






SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                              28

                      AMERICAN MEDICAL SECURITY GROUP, INC.


           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                        AND COMPREHENSIVE INCOME (LOSS)



                                                                                           Accumulated
                                               Common Stock                                   Other
                                          ------------------------  Paid-In     Retained  Comprehensive   Treasury
                                            Shares      Amount      Capital     Earnings   Income (Loss)   Stock       Total
                                          --------------------------------------------------------------------------------------
                                                                    (IN THOUSANDS, EXCEPT SHARE DATA)

Balance at January 1, 1999                 16,653,179    $  16,653   $ 188,981    $  59,572   $   1,245   $       -    $ 266,451

Comprehensive loss:
  Net loss                                                                          (25,946)                             (25,946)
  Change in net unrealized gain (loss) on
    securities, net of taxes of $6,304,000                                                      (11,709)                 (11,709)
                                                                                                                     ------------
Comprehensive loss                                                                                                       (37,655)
                                                                                                                     ------------

Issuance of common stock                          467            1           4                                                 5

Stock option forfeiture                                                 (1,033)                                           (1,033)

Purchase of treasury stock
    (1,121,500 shares, at cost)                                                                              (7,488)      (7,488)
                                           --------------------------------------------------------------------------------------

Balance at December 31, 1999               16,653,646       16,654     187,952       33,626     (10,464)     (7,488)     220,280

Comprehensive income:
  Net income                                                                          2,669                                2,669
  Change in net unrealized gain (loss) on
    securities, net of taxes of $3,508,000                                                        6,516                    6,516
                                                                                                                       ------------
Comprehensive income                                                                                                       9,185
                                                                                                                     ------------

Issuance of common stock                          669                        4                                                 4

Purchase of treasury stock
  (1,261,870 shares, at cost)                                                                                (8,292)      (8,292)
                                           --------------------------------------------------------------------------------------

Balance at December 31, 2000               16,654,315       16,654     187,956       36,295      (3,948)    (15,780)     221,177

Comprehensive income:
  Net income                                                                          4,175                                4,175
  Change in net unrealized gain (loss) on
    securities, net of taxes of $3,150,000                                                        5,851                    5,851
                                                                                                                       ------------
Comprehensive income                                                                                                      10,026
                                                                                                                     ------------

Issuance of common stock                                                   (29)                                 442          413

Purchase of treasury stock
  (367,262 shares, at cost)                                                                                  (2,216)      (2,216)
                                           --------------------------------------------------------------------------------------

Balance at December 31, 2001               16,654,315    $  16,654   $ 187,927    $  40,470   $   1,903   $ (17,554)   $ 229,400
                                        =========================================================================================


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      AMERICAN MEDICAL SECURITY GROUP, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION

         American Medical Security Group, Inc., together with its subsidiary companies (the "Company"), is a provider of individual and small employer group insurance products. The Company's principal product offering is health insurance for small employer groups and health insurance for individuals and families ("MedOne"). The Company also offers life, dental, prescription drug, disability and accidental death insurance, and provides self-funded benefit administration. The Company's products are marketed in 32 states and the District of Columbia through independent agents. Approximately 75 Company sales managers located in sales offices throughout the United States support the independent agents. The Company's products generally provide discounts to insureds that utilize preferred provider organizations ("PPOs"). The Company owns a preferred provider network and also contracts with other networks to ensure cost-effective health care choices to its customers.

         BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of the Company and all of its majority-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates are based on knowledge of current events and anticipated future events, and accordingly, actual results may differ from those estimates.

         CASH AND CASH EQUIVALENTS

         Cash and cash equivalents include operating cash and short-term investments with original maturities of three months or less. These amounts are recorded at cost, which approximates market value.

         INVESTMENTS

         The Company's investments are classified in three categories. Investments that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and are reported at amortized cost. Assets which are invested for the purpose of supporting the Company's nonqualified executive retirement plan are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings as net investment income. All other investments are classified as available-for-sale securities and are reported at fair value based on quoted market prices. Unrealized gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of shareholders' equity as accumulated other comprehensive income or loss, net of income tax effects. Realized gains and losses from the sale or write-down for other-than-temporary impairments of available-for-sale debt and equity securities are calculated using the specific identification method.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The fair values of investments are reported in Note 4. The fair values of all other financial instruments approximate their December 31, 2001 and 2000 carrying values.

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

         GOODWILL AND OTHER INTANGIBLES

         Goodwill represents the excess of cost over the fair market value of net assets acquired. Goodwill and other intangible assets are currently being amortized on a straight-line basis over a period of 40 years or less. Accumulated amortization was $20,089,000 and $16,461,000 at December 31, 2001 and 2000, respectively. The Company periodically evaluates whether events and circumstances have occurred that may affect the estimated useful life or the recoverability of the remaining balance of its intangibles. Based on accounting standards in effect at December 31, 2001, the Company measures impairment of goodwill and other intangibles using undiscounted cash flows, and on that basis, believes that no impairment of goodwill or other intangible assets exists at December 31, 2001. As discussed in more detail in Note 2, "Recent Accounting Pronouncements," the Financial Accounting Standards Board issued new statements during 2001, which will impact the Company's accounting for goodwill and other intangibles in future periods.

         POLICY ACQUISITION COSTS

         Policy acquisition costs consist of commissions and other administrative costs that the Company incurs to acquire new business. The Company currently does not defer policy acquisition costs. Premium is collected and billed and commissions and other administrative costs are incurred on a month-to-month basis. Policy acquisition costs are expensed in the period incurred.

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

         The Company limits the maximum net loss that can arise from certain lines of business by reinsuring (ceding) a portion of these risks with other insurance organizations (reinsurers) on an excess of loss or quota share basis. The Company's retention limit per covered life is $500,000 per policy year for medical claims and $50,000 for life claims. The Company is liable on reinsurance ceded in the event that the reinsurers do not meet their contractual obligations.

         A summary of reinsurance assumed and ceded is as follows:


                                                                                  Year ended December 31,
                                                                              2001          2000          1999
                                                                         -------------------------------------------
                                                                                       (IN THOUSANDS)
Reinsurance assumed:
   Insurance premiums                                                      $     1,515    $     8,725   $    58,924
   Medical and other benefits                                                    1,395          9,921        52,137

Reinsurance ceded:
   Insurance premiums                                                      $     2,532    $     2,523   $     4,916
   Medical and other benefits                                                    1,910          3,250         7,897

         MEDICAL AND OTHER BENEFITS PAYABLE

         The liabilities for medical and other benefits represent estimates of the ultimate net cost of all reported and unreported claims that are unpaid at year end. These estimates are developed using actuarial methods based upon historical data for payment patterns, cost trends, product mix, seasonality, utilization of health care services and other relevant factors. The estimates are reviewed periodically and, as adjustments to the liabilities become necessary, the adjustments are reflected in current operations. Management believes that the amount of medical and other benefits payable is adequate to cover the Company's liability for unpaid claims as of December 31, 2001.

         PREMIUM DEFICIENCY RESERVES

         The Company recognizes premium deficiency reserves on an existing group of insurance contracts when the sum of expected future claim costs, claim adjustment expenses and related maintenance expenses exceeds the expected future premium revenue and investment income. Insurance contracts are grouped as relating to highly regulated markets or all other markets consistent with the Company's manner of acquiring, servicing and measuring the profitability of its business. Highly regulated markets are identified based on significant rating restrictions, states' general legislative and regulatory environments, and the Company's ability to effectively underwrite risk. The Company continues to evaluate assumptions used in the premium deficiency reserve analysis and records or adjusts premium deficiency reserves as necessary.

         During 1999, the Company established a premium deficiency reserve of $19,200,000 for its highly regulated markets. Premium deficiency reserves are included in medical and other benefits payable in the Company's consolidated balance sheets. At December 31, 2000, the Company had a remaining recorded premium deficiency reserve of $1,142,000, which was fully amortized during 2001 leaving no remaining recorded premium deficiency reserve at December 31, 2001.

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

         RELATED PARTIES

         The Company has deferred compensation payable to employees of $3,167,000 and $3,388,000 at December 31, 2001 and 2000, respectively.

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

         EARNINGS (LOSS) PER COMMON SHARE

         A reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per common share ("EPS") is as follows:


                                                                                  Year ended December 31,
                                                                              2001          2000          1999
                                                                         -------------------------------------------
                                                                       (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Numerator:
   Net income (loss)                                                       $     4,175    $     2,669   $   (25,946)
                                                                         ===========================================

Denominator:
   Denominator for basic EPS - weighted average shares                      14,048,545     14,898,652    16,470,096
   Effect of dilutive securities - employee stock options                      179,143        150,651             -
                                                                         -------------------------------------------
     Denominator for diluted EPS                                            14,227,688     15,049,303    16,470,096
                                                                         ===========================================

Earnings (loss) per common share:
   Basic                                                                   $      0.30    $      0.18   $     (1.58)
   Diluted                                                                 $      0.29    $      0.18   $     (1.58)


         Options to purchase 3,243,767 and 3,460,130 shares of common stock were outstanding at December 31, 2001 and 2000, respectively. Of those shares, 1,914,313 and 2,030,170 were excluded from the computation of diluted earnings
(loss) per common share for the respective years because the option's exercise price was greater than the average market price of common shares and, therefore, the effect would be antidilutive. There was no effect of dilutive securities for 1999 because employee stock options were antidilutive during that year.


2.       RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, BUSINESS COMBINATIONS, and No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS (the "Statements"), effective for fiscal years beginning after December 15, 2001. The new rules will impact the Company in two ways. First, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized. Other intangible assets will continue to be amortized over their useful lives. Second, goodwill and intangible assets with indefinite lives will be subject to an initial impairment test in accordance with the Statements, and any remaining balance of goodwill and intangible assets will be subject to future annual impairment testing.

         The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statements is expected to result in an increase in net income of approximately $2,700,000 per year. The Company will perform the first of the required impairment tests of goodwill and intangible assets deemed to have indefinite lives in 2002, effective as of January 1, 2002, by comparing the fair value of the Company's reporting units to their carrying amounts (book value), including goodwill. In determining the fair value of the Company's reporting units, management will consider valuation techniques such as the quoted market price of the Company's stock, the present value of future cash flows and market comparison of similar assets and liabilities.

         At December 31, 2001, the Company's book value per share was $16.30 and was significantly higher than the $12.45 quoted market price per share. The Company has not yet determined what the effect of these tests will be on the earnings and financial position of the Company. If management determines that the quoted market price per share is the appropriate measure of the Company's fair value, the resulting impairment would be greater than 50% of the amount of goodwill and other intangibles on the Company's December 31, 2001 balance sheet. If it is determined that an impairment exists as of January 1, 2002, the charge would be reported as the cumulative effect of a change in accounting principle in the Company's consolidated financial statements and would have no impact on cash flows or the statutory-basis capital and surplus of the Company's insurance subsidiaries.
                                                                              33

3.       MEDICAL AND OTHER BENEFITS PAYABLE

         Activity related to liabilities for unpaid claims included in medical and other benefits payable is summarized as follows:


                                                                                        December 31,
                                                                              2001          2000          1999
                                                                         -------------------------------------------
                                                                                       (IN THOUSANDS)

Balance at January 1                                                       $   134,690    $   141,177   $   101,700
   Less reinsurance recoverables                                                   476            992         1,058
                                                                         -------------------------------------------

Net balance at January 1                                                       134,214        140,185       100,642

Incurred related to:
   Current year                                                                612,491        720,897       792,105
   Prior years                                                                 (12,026)        (3,397)       10,398
                                                                         -------------------------------------------
Total incurred                                                                 600,465        717,500       802,503

Paid related to:
   Current year                                                                487,400        587,828       651,941
   Prior years                                                                 120,300        135,643       111,019
                                                                         -------------------------------------------
Total paid                                                                     607,700        723,471       762,960
                                                                         -------------------------------------------

Net balance at December 31                                                     126,979        134,214       140,185
   Plus reinsurance recoverables                                                 1,351            476           992
                                                                         -------------------------------------------

Balance at December 31                                                     $   128,330    $   134,690   $   141,177
                                                                         ===========================================


         The incurred amounts related to prior years represent the differences between the Company's estimated medical and other benefits payable for prior years' claims and the actual amounts required to satisfy such claims. Actual amounts differ from previously recorded liabilities due to inherent variabilities associated with estimating health insurance benefits payable. The liabilities for unpaid claims at December 31, 2000 and 1999 developed redundant in subsequent years by $12,026,000 and $3,397,000, respectively. The developed redundancy on the liability as of December 31, 2000 was due to an improvement in the Company's average medical claims cost per member in late 2000. The liability for unpaid claims at December 31, 1998, developed deficient by $10,398,000 in the subsequent year as a result of an increase in medical claims trends that was higher than anticipated in late 1998. No additional premiums are collected or returned as a result of incurred claims from prior years.

         In determining the liability for unpaid claims at December 31, 2001, management considered the potential impact of the September 11, 2001 events. Although the events of September 11, 2001 did not have a direct material effect on the Company, management anticipates an indirect impact including, but not limited to, increased utilization by the general population of mental health services for stress, anxiety, depression and similar conditions in the fourth quarter. Also, subsequent bio-terrorism threats and attacks may result in increased utilization of health care services including office visits, laboratory tests and prescription drugs for flu-like symptoms in the fourth quarter. While the impact of these claims cannot be predicted with certainty, management believes adequate provision has been made for such claims as of December 31, 2001. Accordingly, the outcome of these matters is not expected to have a material adverse effect on the financial position of the Company.

4.       INVESTMENTS

         Net investment income and net realized investment losses include the following:


                                                                                  Year ended December 31,
                                                                              2001          2000          1999
                                                                         -------------------------------------------
                                                                                       (IN THOUSANDS)
Net investment income:
   Interest on fixed maturities                                            $    15,728    $    17,867   $    18,731
   Dividends on equity securities                                                  148            148           134
   Unrealized loss on trading securities                                           (34)           (21)            -
   Interest on cash equivalents and other investment income                      2,223          1,629         1,581
   Investment expenses                                                            (622)          (616)         (680)
                                                                         -------------------------------------------
     Net investment income                                                 $    17,443    $    19,007   $    19,766
                                                                         ===========================================

Net realized investment losses:
   Realized investment losses                                              $    (2,323)   $      (436)  $    (2,205)
   Realized investment gains                                                     1,544            111         1,351
                                                                         -------------------------------------------
     Net realized investment losses                                        $      (779)   $      (325)  $      (854)
                                                                         ===========================================


         Unrealized gains (losses) are computed as the difference between estimated fair value and amortized cost for fixed maturities and equity securities classified as available for sale. A summary of the net change in unrealized gains (losses), which is included in accumulated other comprehensive income (loss), is as follows:


                                                                                  Year ended December 31,
                                                                              2001          2000          1999
                                                                         -------------------------------------------
                                                                                       (IN THOUSANDS)

Fixed maturities                                                           $     8,847    $     9,854   $   (17,753)
Equity securities                                                                  154            170          (260)
                                                                         -------------------------------------------
   Net change in unrealized gains (losses)                                 $     9,001    $    10,024   $   (18,013)
                                                                         ===========================================


         Changes in accumulated other comprehensive income (loss) related to changes in unrealized gains and losses on securities are as follows:


                                                                                  Year ended December 31,
                                                                              2001          2000          1999
                                                                         -------------------------------------------
                                                                                       (IN THOUSANDS)

Change in net unrealized gain (loss) on securities, net of taxes           $     6,357    $     6,727   $   (12,264)
Less:  reclassification adjustment for losses included in net income (loss), net of tax benefit of $273,000, $114,000
   and $299,000 in 2001, 2000 and 1999 respectively                               (506)          (211)         (555)
                                                                         -------------------------------------------

     Change in net unrealized gain (loss) on securities, net of taxes      $     5,851    $     6,516   $   (11,709)
                                                                         ===========================================

         The amortized cost and estimated fair values of investments are as follows:

                                                                             Gross          Gross
                                                             Amortized     Unrealized    Unrealized     Estimated
                                                               Cost          Gains         Losses      Fair Value
                                                           ---------------------------------------------------------
                                                                                (IN THOUSANDS)
AT DECEMBER 31, 2001:
Available for sale:
   Fixed maturities:
     U.S. Treasury securities                                $    47,869   $       283    $        (1)  $    48,151
     Corporate debt securities                                   115,263         2,447         (1,068)      116,642
     Foreign government securities                                12,391           442             (2)       12,831
     Government agency mortgage-backed securities                 77,966           691           (101)       78,556
     Municipal securities                                         13,351           223             (1)       13,573
                                                           ---------------------------------------------------------
                                                                 266,840         4,086         (1,173)      269,753
   Equity securities - preferred                                     708            14              -           722
Held to maturity:
   U.S. Treasury securities                                        4,286            73              -         4,359
                                                           ---------------------------------------------------------
                                                             $   271,834   $     4,173    $    (1,173)  $   274,834
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
                                                           =========================================================

         The amortized cost and estimated fair values of debt securities at December 31, 2001 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations.


                                                                Available-for-Sale           Held-to-Maturity
                                                             Amortized     Estimated      Amortized     Estimated
                                                               Cost        Fair Value       Cost       Fair Value
                                                           ---------------------------------------------------------
                                                                                (IN THOUSANDS)

   Due in one year or less                                   $     9,370   $     9,515    $     2,228   $     2,244
   Due after one through five years                               99,796       101,646            755           775
   Due after five through ten years                               56,392        56,559          1,303         1,340
   Due after ten years                                            23,316        23,477              -             -
                                                           ---------------------------------------------------------
                                                                 188,874       191,197          4,286         4,359
Government agency mortgage-backed securities                      77,966        78,556              -             -
                                                           ---------------------------------------------------------
                                                             $   266,840   $   269,753    $     4,286   $     4,359
                                                           =========================================================


         At December 31, 2001, the insurance subsidiaries had fixed securities and cash equivalents on deposit with various state insurance departments with carrying values of approximately $4,500,000.


5.       PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost and are summarized as follows:


                                                                                               December 31,

                                                                                            2001          2000
                                                                                         ---------------------------
                                                                                              (IN THOUSANDS)

Land and land improvements                                                                $     3,893   $     3,890
Building and building improvements                                                             24,315        24,301
Computer equipment and software                                                                18,121        13,024
Furniture and other equipment                                                                  13,559        13,495
                                                                                         ---------------------------
                                                                                               59,888        54,710
Less accumulated depreciation                                                                 (26,507)      (22,259)
                                                                                        ----------------------------
                                                                                          $    33,381   $    32,451
                                                                                        ============================


         The Company recognized depreciation expense on property and equipment of $5,555,000, $4,656,000 and $4,544,000 in 2001, 2000 and 1999, respectively.

6.       DEBT

         Notes payable consists of the following:


                                                                                               December 31,

                                                                                            2001          2000
                                                                                         ---------------------------
                                                                                              (IN THOUSANDS)
Line of credit, commercial banks, adjusted periodically,
   interest payments due quarterly through February 2005                                  $    35,158   $    35,158

Mortgage payable, commercial bank, 9.05% interest, monthly
   principal payments of $100,000 plus interest through January 1, 2004                         4,900         6,100
                                                                                         ---------------------------
                                                                                          $    40,058   $    41,258
                                                                                         ===========================


         The Company maintains a revolving bank line of credit agreement with a maximum commitment of $35,158,000. At December 31, 2001, the outstanding balance of advances under the credit agreement was $35,158,000. Interest is charged on the outstanding balance based upon an indexed floating rate of interest. As collateral for the outstanding balance, the Company is required to maintain a minimum cash deposit of $2,500,000 in an account at the lender's institution. The credit agreement contains customary covenants which, among other matters, require the Company to achieve certain minimum financial results and restrict the Company's ability to incur additional debt, pay future cash dividends and dispose of assets outside the ordinary course of business. The Company was in compliance with all such covenants at December 31, 2001.

         The credit agreement was amended in January 2001 and April 2001 to revise the minimum financial requirements of certain covenants. The April 2001 amendment also revised the Company's applicable interest rate on outstanding loans and the schedule of mandatory future commitment reductions including a $4,842,000 maximum commitment reduction from $40,000,000 to $35,158,000.

         Future annual principal amounts due for all of the Company's debt, including the credit agreement, as of December 31, 2001 are $6,200,000 for 2002, $11,200,000 for 2003, $12,500,000 for 2004, and $10,158,000 for 2005. During
2001, 2000 and 1999, interest paid totaled $2,931,000, $4,005,000 and
$3,547,000, respectively.

         The mortgage payable is collateralized by the Company's home office property located in Green Bay, Wisconsin. The Company believes the carrying value of all notes payable approximates fair value.

7.       INCOME TAXES

         The Company and most of its subsidiaries file a consolidated federal income tax return. The Company and its subsidiaries file separate state franchise, income and premium tax returns as applicable.

         The Company had a net current federal income tax payable of $4,012,000 and a net current federal income tax receivable of $2,094,000 at December 31, 2001 and 2000, respectively. The Company and its subsidiaries had state net business loss carryforwards totaling $92,327,000 at December 31, 2001, which will begin to expire in the year 2008. The Company received net federal and state income tax refunds of $466,000 and $6,910,000 in 2001 and 2000, respectively and paid net federal and state income taxes of $1,496,000 in 1999.

         The components of income tax expense (benefit) are as follows:


                                                                                  Year ended December 31,
                                                                              2001          2000          1999
                                                                         -------------------------------------------
                                                                                       (IN THOUSANDS)
Current:
   Federal                                                                 $     5,410    $    (3,077)  $    (5,965)
   State                                                                           238            495            34
                                                                         -------------------------------------------
                                                                                 5,648         (2,582)       (5,931)
Deferred:
   Federal                                                                         313          5,673        (6,244)
   State                                                                           296            356          (868)
                                                                         -------------------------------------------
                                                                                   609          6,029        (7,112)
                                                                         -------------------------------------------

   Income tax expense (benefit)                                            $     6,257    $     3,447   $   (13,043)
                                                                         ===========================================


         The differences between taxes computed at the federal statutory rate and recorded income taxes are as follows:


                                                                                  Year ended December 31,
                                                                              2001          2000          1999
                                                                         -------------------------------------------
                                                                                       (IN THOUSANDS)

Income tax expense (benefit) at federal statutory rate                     $     3,651    $     2,141   $   (13,658)
Goodwill amortization                                                              829            829           879
State income and franchise taxes, net of federal benefit                           571            415          (565)
Other, net                                                                       1,206             62           301
                                                                         -------------------------------------------
   Income tax expense (benefit)                                            $     6,257    $     3,447   $   (13,043)
                                                                         ===========================================

         Significant components of the Company's federal and state deferred tax liabilities and assets are as follows:


                                                                December 31, 2001            December 31, 2000
                                                              Federal        State         Federal        State
                                                           ---------------------------------------------------------
                                                                                (IN THOUSANDS)
Deferred tax assets:
   Insurance liabilities                                     $     1,231   $        63    $     2,031   $       137
   Unearned income                                                   782            56          1,348            82
   Unrealized losses on investments                                    -             -          2,126             -
   Employee compensation and benefits                              2,561           440          2,977           538
   Accrued expenses                                                4,289           611          2,087           371
   Specified policy acquisition costs                                765            39            874            45
   Net business loss carryforwards                                 1,082         6,384          1,082         6,176
   Other deductible temporary differences                          2,428           586          2,584           492
                                                           ---------------------------------------------------------
                                                                  13,138         8,179         15,109         7,841
   Valuation allowances                                           (1,963)       (3,431)        (1,082)       (2,779)
                                                           ---------------------------------------------------------
                                                                  11,175         4,748         14,027         5,062

Deferred tax liabilities:
   Intangibles                                                     6,457         1,459          6,790         1,533
   Prepaid assets                                                  1,145           115          1,346           151
   Depreciation and amortization                                   1,889           361          1,462           278
   Unrealized gain on investments                                  1,024             -              -             -
   Other taxable temporary differences                             1,815            11          2,112            26
                                                           ---------------------------------------------------------
                                                                  12,330         1,946         11,710         1,988
                                                           ---------------------------------------------------------

Net deferred tax assets (liabilities)                        $    (1,155)  $     2,802    $     2,317   $     3,074
                                                           =========================================================


         The federal deferred benefit arising from the deductibility of state deferred tax is included as a component of other federal deferred taxes. The net deferred taxes are included in other assets in the accompanying consolidated balance sheets.


8.       COMMITMENTS AND CONTINGENCIES

         On August 26, 1999, a $6,900,000 verdict was entered against the Company in a lawsuit involving allegations regarding the Company's administration of a self-funded benefit plan for Skilstaf, Inc., an employee leasing company. The Company appealed the verdict and expected the verdict to be reversed or substantially reduced following appeal. Based upon management's evaluation of the merits of the appeal, the facts of the case and consultation with outside legal counsel, management concluded that the likelihood of the appellate court affirming the verdict was not probable. As a result, the Company's accrual related to this case at the end of 1999 and 2000 was not material. Following an adverse decision from the Court of Appeals on March 12, 2001, the Company recognized an additional accrual during the first quarter of 2001 representing the full potential loss including punitive damages and other expenses. In July 2001, at the direction of the district court, the Company paid the full amount of the verdict plus interest and the case is closed.

         On February 7, 2000, a $5,400,000 verdict was entered against the Company in a lawsuit filed by Health Administrators, Inc., an insurance agency owned and operated by a former agent of the Company, which alleged breach of contract involving commission amounts due to such agent. The Company appealed the verdict and on March 29, 2001, the Ohio Court of Appeals affirmed a portion of the verdict, with modifications, representing approximately $3,000,000 in damages. The affirmed portion of the verdict was paid by the Company during 2001 and is considered closed. The appeals court reversed and remanded the remaining issue in the case representing approximately $2,400,000 in damages. Briefs have been submitted for the remanded portion of the case and the parties are awaiting the trial court's decision.

         In February 2000, a complaint was filed against the Company in the Circuit Court for Palm Beach County, Florida, seeking certification of a statewide class action on behalf of certain individuals insured by or formerly insured by the Company. Plaintiffs allege the Company did not follow Florida law when it discontinued writing certain health insurance policies and offered new policies in 1998. Plaintiffs claim the Company wrongfully terminated policies, improperly notified insureds of conversion rights and charged improper premium for the new policies. Plaintiffs also assert that the Company's renewal rating methodology violates Florida law. Plaintiffs are seeking unspecified damages. A motion for class certification was granted by the Circuit Court and appealed to the Fourth District Court of Appeals of the State of Florida, which upheld the class certification in October 2001. The Company has an appeal pending with the Florida Supreme Court with the ultimate objective of seeking to vacate the finding of a certifiable class. The Company and plaintiffs filed cross motions for summary judgment in Circuit Court that were heard and denied in February 2002. A memorandum filed by plaintiffs in January 2002 in support of their motion for summary judgment raised new arguments that expanded the legal theory, scope and potential damages of the case. The trial is tentatively scheduled to commence as a bench trial in March 2002. Management believes the Company acted in compliance with applicable Florida law with regard to the termination of and conversion of insurance policies and with regard to its renewal rating practices. Although the outcome of the case cannot be predicted with certainty, management believes this suit is without merit and is defending its position vigorously.

         The Company is involved in various legal and regulatory actions occurring in the normal course of business. Based on current information including consultation with outside counsel, management believes any ultimate liability that may arise from the above-mentioned and all other legal and regulatory actions would not materially affect the Company's consolidated financial position, results of operations or cash flow. However, management's evaluation of the likely impact of these actions could change in the future and an unfavorable outcome could have a material effect on the Company's consolidated financial position, results of operations or cash flow of a future period.


9.       SHAREHOLDERS' EQUITY

         STATUTORY FINANCIAL INFORMATION

         State insurance laws and regulations prescribe accounting practices for determining statutory net income and equity for insurance companies. These regulations require, among other matters, the filing of financial statements prepared in accordance with statutory accounting practices prescribed or permitted for insurance companies. The combined statutory capital and surplus of the Company's insurance subsidiaries, United Wisconsin Life Insurance Company and American Medical Security Insurance Company of Georgia, at December 31, 2001 and 2000, was $161,789,000 and $153,912,000, respectively. The combined statutory net income of the Company's insurance subsidiaries was $18,052,000 and $7,808,000 for the years ended December 31, 2001 and 2000, respectively, and the combined statutory net loss was $20,782,000 for the year ended December 31, 1999.

         State insurance regulations also require the maintenance of a minimum compulsory surplus based on a percentage of premiums written. At December 31, 2001, the Company's insurance subsidiaries were in compliance with these compulsory regulatory requirements.

         Effective January 1, 2001, the National Association of Insurance Commissioners revised the Accounting Practices and Procedures Manual in a process referred to as Codification. Codification has changed certain prescribed statutory accounting practices resulting in changes to the accounting practices that the insurance subsidiaries of the Company use to prepare their statutory-basis financial statements. The impact of Codification to the Company's insurance subsidiaries' statutory-basis capital and surplus was not material.

         RESTRICTIONS ON DIVIDENDS FROM SUBSIDIARIES

         Dividends paid by the insurance subsidiaries to the parent Company are limited by state insurance regulations. The insurance regulator in the insurer's state of domicile may disapprove any dividend which, together with other dividends paid by an insurance company in the prior 12 months, exceeds the regulatory maximum, computed as the lesser of 10% of statutory surplus or total statutory net gain from operations as of the end of the preceding calendar year. Based upon the financial statements of the Company's insurance subsidiaries as of December 31, 2001, as filed with the insurance regulators, dividends are limited to $6,963,000 without prior regulatory approval until September 2002, at which time the aggregate amount available without regulatory approval is $14,963,000. In February 2002, a $5,000,000 dividend was paid to the parent Company by an insurance subsidiary.

         SHAREHOLDERS' RIGHTS AGREEMENT

         In August 2001, the Board of Directors of the Company adopted a shareholders' rights agreement (the "rights agreement") and declared a dividend of one preferred share purchase right for each outstanding share of common stock of the Company. When exercisable, each right entitles the registered holder to purchase from the Company a unit consisting of one ten-thousandth of a share of Series B Junior Cumulative Preferred Stock of the Company at a price of $30.00. The rights agreement, as amended, is designed to deter takeover initiatives not considered to be in the best interests of the Company's shareholders. In the event that a person or a group has become the beneficial owner of 12% or more of the common shares then outstanding, in certain circumstances the rights become exercisable, and each holder of a right will have the right to receive, upon exercise, common shares having a value equal to two times the exercise price of the right. The rights are redeemable by action of the Company's Board of Directors at any time prior to their becoming exercisable. The rights expire on August 20, 2011.


10.      EMPLOYEE BENEFIT PLANS

         RETIREMENT SAVINGS PLAN

         The Company's employees are included in a qualified defined contribution plan (the "Retirement Savings Plan") with profit sharing and discretionary savings provisions covering all eligible salaried and hourly employees. Participant contributions up to 6% of the participant's compensation are matched 60% by the Company. Effective January 1, 2002, participant contributions up to 6% of the participant's compensation are matched 70% by the Company. Profit sharing contributions to the Retirement Savings Plan are determined annually by the Company. Participants vest in Company contributions in three years. The Company recognized expense associated with the Retirement Savings Plan of $1,881,000, $1,944,000 and $1,610,000 in 2001, 2000 and 1999,
respectively.

         NONQUALIFIED EXECUTIVE RETIREMENT PLAN

         During 2000, the Company adopted a nonqualified executive retirement plan (the "Nonqualified Plan") to provide key management with the opportunity to accumulate deferred compensation which cannot be accumulated under the Retirement Savings Plan due to compensation limitations imposed by the Internal Revenue Service. The Nonqualified Plan is funded through a rabbi trust and has contribution and investment options similar to those of the Retirement Savings Plan. The Company recognized expense associated with the Nonqualified Plan of $53,000 and $77,000 during 2001 and 2000, respectively.

         STOCK BASED COMPENSATION PLANS

         The Company has a stock-based compensation plan, the Equity Incentive Plan (the "Plan"), for the benefit of eligible employees and directors of the Company. The Plan permits the grant of nonqualified stock options ("NQSO"), incentive stock options, stock appreciation rights, restricted stock awards and performance awards. Persons eligible to participate in the Plan include all full-time active employees and outside directors of the board of directors. The Plan allows for the granting of up to 4,000,000 shares of which 472,297 shares are available for grant as of December 31, 2001. The Company's 1995 Director Stock Option Plan also permits the grant of NQSOs. The plan allows for the granting of up to 75,000 shares of which 14,000 shares are available for grant, as of December 31, 2001.

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

         During 1998, the Company and a key executive entered into a deferred stock agreement. Under the agreement the Company has an obligation to issue 73,506 shares of the Company's common stock provided the executive remains continuously employed with the Company through November 17, 2002. The Company incurred expense of $225,000 in each of the three years ended 2001, 2000 and 1999 related to this agreement.

         On July 9, 2001, the Company and a key executive entered into a restricted stock agreement. Under the agreement, the Company granted the executive 25,000 shares of common stock, subject to certain rights and restrictions, in exchange for the surrender for cancellation of 443,857 shares of the executive's nonqualified stock options. The 25,000 shares of restricted stock vested in December 2001 upon the occurrence of certain triggering events, as specified under the restricted stock agreement. The Company incurred expense of $139,000 during 2001 related to this agreement.

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

         Stock option activity for all plans is as follows:

                                                                                           December 31,
                                                                              2001             2000              1999
                                                                        ----------------------------------------------------

TOTAL NUMBER OF NQSOS
Outstanding at beginning of year                                               3,460,130        2,809,143         2,918,893
Granted                                                                          426,000          715,000           999,000
Exercised                                                                        (26,756)               -                 -
Forfeited                                                                       (615,607)         (64,013)       (1,108,750)
                                                                        ----------------------------------------------------
Outstanding at end of year                                                     3,243,767        3,460,130         2,809,143
                                                                        ====================================================

Exercisable at end of year                                                     1,826,017        1,807,963         1,504,976
Available for grant at end of year                                               486,297          296,690           947,677


WEIGHTED AVERAGE EXERCISE PRICE OF NQSOS
Outstanding at beginning of year                                                   $9.86           $11.10            $15.18
Granted - Exercise price equals market price on grant date                          9.97             5.28              7.33
Granted - Exercise price is less than market price on grant date                       -                -                 -
Granted - Exercise price exceeds market price on grant date                            -                -                 -
Exercised                                                                           5.15                -                 -
Forfeited                                                                          14.09            13.14             18.45
Outstanding at end of year                                                          9.11             9.86             11.10
Exercisable at end of year                                                         10.33            12.60             13.68


NQSOS BY EXERCISE PRICE RANGE
Range of exercise prices                                                 $  3.01 - $8.88  $  3.01 - $8.88   $  3.01 - $8.88
Weighted average exercise price                                                    $5.75            $5.71             $6.07
Weighted average remaining contractual life (years)                                10.08            11.03             11.34
Exercisable at end of year                                                       605,954          260,877            47,960
Outstanding at end of year                                                     1,471,454        1,571,960           856,960
Weighted average exercise price of options exercisable at end of year              $5.77            $5.64             $3.01

Range of exercise prices                                                 $10.20 - $14.38  $10.25 - $14.38   $10.25 - $14.38
Weighted average exercise price                                                   $11.07           $11.54            $11.53
Weighted average remaining contractual life (years)                                 8.78             8.75              9.79
Exercisable at end of year                                                       964,984          848,151           734,848
Outstanding at end of year                                                     1,517,234        1,189,234         1,230,015
Weighted average exercise price of options exercisable at end of year             $11.48           $11.66            $11.76

Range of exercise prices                                                 $15.76 - $22.74  $15.76 - $22.74   $15.76 - $22.74
Weighted average exercise price                                                   $16.83           $16.33            $16.33
Weighted average remaining contractual life (years)                                 6.45             7.48              8.50
Exercisable at end of year                                                       255,079          698,936           722,168
Outstanding at end of year                                                       255,079          698,936           722,168
Weighted average exercise price of options exercisable at end of year             $16.83           $16.33            $16.33

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

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:


                                                                                  Year ended December 31,
                                                                              2001          2000          1999
                                                                         -------------------------------------------
                                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net income (loss)                                                          $     4,175    $     2,669   $   (25,946)
   Compensation expense in accordance with SFAS No. 123                         (1,119)          (933)         (483)
                                                                         -------------------------------------------
Pro forma net income (loss)                                                $     3,056    $     1,736   $   (26,429)
                                                                         ===========================================

Earnings (loss) per common share:
   Basic                                                                   $      0.30    $      0.18   $     (1.58)
   Diluted                                                                 $      0.29    $      0.18   $     (1.58)

Pro forma earnings (loss) per common share:
   Basic                                                                   $      0.22    $      0.12   $     (1.60)
   Diluted                                                                 $      0.21    $      0.12   $     (1.60)


         The pro forma disclosures only include the effect of options granted subsequent to January 1, 1995. Accordingly, the effects of applying the SFAS No. 123 pro forma disclosures to future periods may not be indicative of future effects.

         In determining compensation expense in accordance with SFAS No. 123, the fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                                  Year ended December 31,
                                                                              2001          2000          1999
                                                                         -------------------------------------------

Expected life of options                                                    6.00 years     6.00 years    6.00 years
Risk-free interest rate                                                          4.67%          5.73%         6.13%
Expected dividend yield                                                          0.00%          0.00%         0.00%
Expected volatility factor                                                         53%            56%           45%
Grant date fair value of options:
   Exercise price equals market price                                      $      5.51    $      3.09   $      3.84
   Exercise price is less than market price                                $         -    $         -   $         -
   Exercise price exceeds market price                                     $         -    $         -   $         -

11.      QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         Selected quarterly financial data for the years ended December 31, 2001 and 2000 are as follows:


                                                                     Quarter
                                             -----------------------------------------------------------------------
                                                 First        Second         Third         Fourth         Total
                                             -----------------------------------------------------------------------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
2001
Total revenues                                 $   232,258   $   223,306   $   213,388    $   207,669   $   876,621
Net income (loss)                                   (5,140)        1,466         3,504          4,345         4,175

Earnings (loss) per common share:
   Basic                                             (0.36)         0.10          0.25           0.31          0.30
   Diluted                                           (0.36)         0.10          0.25           0.30          0.29

2000
Total revenues                                 $   257,677   $   250,326   $   241,756    $   240,106   $   989,865
Net income (loss)                                    1,659         2,260        (1,376)           126         2,669

Earnings (loss) per common share:
   Basic                                              0.11          0.15         (0.09)          0.01          0.18
   Diluted                                            0.11          0.15         (0.09)          0.01          0.18


12.      SEGMENTS OF THE BUSINESS

         The Company has two reportable segments: 1) health insurance products; and 2) life insurance products. The Company's health insurance products consist of the following coverages related to small group PPO products: MedOne and small group medical, self-funded medical, dental and short-term disability. Life products consist primarily of group term life insurance. The "All Other" category includes operations not directly related to the business segments and unallocated corporate items (i.e., corporate investment income, interest expense on corporate debt, amortization of goodwill and intangibles and unallocated overhead expenses). The reportable segments are managed separately because they differ in the nature of the products offered and in profit margins.

         The Company evaluates segment performance based on income or loss before income taxes, excluding gains and losses on the Company's investment portfolio. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Significant intercompany transactions have been eliminated prior to reporting reportable segment information.

         Selected financial data for the Company by segment is as follows:


YEAR ENDED DECEMBER 31, 2001:                                 Health          Life                        Total
                                                             Insurance     Insurance      All Other   Consolidated
                                                           ---------------------------------------------------------
                                                                                (IN THOUSANDS)
REVENUES:

   Insurance premiums                                        $   820,658   $    17,424    $       590   $   838,672
   Net investment income                                           9,197           656          7,590        17,443
   Net realized investment losses                                      -             -           (779)         (779)
   Other revenue                                                  17,272           154          3,859        21,285
                                                           ---------------------------------------------------------
     Total revenues                                              847,127        18,234         11,260       876,621

EXPENSES:

   Medical and other benefits                                    595,811         6,334           (203)      601,942
   Selling, general and administrative                           244,453         5,446          7,843       257,742
   Interest                                                            -             -          2,877         2,877
   Amortization of goodwill and other intangibles                      -             -          3,628         3,628
                                                           ---------------------------------------------------------
     Total expenses                                              840,264        11,780         14,145       866,189
                                                           ---------------------------------------------------------

   Income (loss) before income taxes (a)                     $     6,863   $     6,454    $    (2,885)  $    10,432
                                                           =========================================================

As of December 31, 2001:
   Segment assets                                            $   147,889   $     3,958    $   321,168   $   473,015
                                                           =========================================================

(a) Excluding the first quarter 2001 litigation charge, pre-tax income for the health segment would have been $15,863,000 and consolidated pre-tax income would have been $19,432,000.


YEAR ENDED DECEMBER 31, 2000:                                 Health          Life                        Total
                                                             Insurance     Insurance      All Other   Consolidated
                                                           ---------------------------------------------------------
                                                                                (IN THOUSANDS)
REVENUES:

   Insurance premiums                                        $   907,722   $    22,578    $    20,771   $   951,071
   Net investment income                                           9,513           638          8,856        19,007
   Net realized investment losses                                      -             -           (325)         (325)
   Other revenue                                                  16,115           217          3,780        20,112
                                                           ---------------------------------------------------------
     Total revenues                                              933,350        23,433         33,082       989,865

EXPENSES:

   Medical and other benefits                                    700,511         7,781         16,321       724,613
   Selling, general and administrative                           235,649         6,581          9,537       251,767
   Interest                                                            -             -          3,584         3,584
   Amortization of goodwill and other intangibles                      -             -          3,785         3,785
                                                           ---------------------------------------------------------
     Total expenses                                              936,160        14,362         33,227       983,749
                                                           ---------------------------------------------------------

   Income (loss) before income taxes                         $    (2,810)  $     9,071    $      (145)  $     6,116
                                                           =========================================================

As of December 31, 2000:
   Segment assets                                            $   180,683   $     4,292    $   286,948   $   471,923
                                                           =========================================================

YEAR ENDED DECEMBER 31, 1999:                                 Health          Life                        Total
                                                             Insurance     Insurance      All Other   Consolidated
                                                           ---------------------------------------------------------
                                                                                (IN THOUSANDS)
REVENUES:

   Insurance premiums                                        $   985,322   $    26,183    $    44,602    $1,056,107
   Net investment income                                           9,254           202         10,310        19,766
   Net realized investment losses                                      -             -           (854)         (854)
   Other revenue                                                  17,857           258          4,246        22,361
                                                           ---------------------------------------------------------
     Total revenues                                            1,012,433        26,643         58,304     1,097,380

EXPENSES:

   Medical and other benefits                                    805,768        10,270         44,435       860,473
   Selling, general and administrative                           245,676         7,640         14,743       268,059
   Interest                                                            -             -          3,564         3,564
   Amortization of goodwill and other intangibles                      -             -          4,273         4,273
                                                           ---------------------------------------------------------
     Total expenses                                            1,051,444        17,910         67,015     1,136,369
                                                           ---------------------------------------------------------

   Income (loss) before income taxes (a)                     $   (39,011)  $     8,733    $    (8,711)   $  (38,989)
                                                           =========================================================

As of December 31, 1999:
   Segment assets                                            $   186,611   $     4,229    $   312,254    $  503,094
                                                           =========================================================

(a) Excluding the third quarter 1999 premium deficiency charge, pre-tax loss for the health segment would have been $23,926,000 and consolidated pre-tax loss would have been $17,904,000.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III


ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information required by this item with respect to directors and executive officers is incorporated herein by reference to the information included under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement, expected to be dated April 8, 2002, relating to the 2002 Annual Meeting of Shareholders currently scheduled for May 23, 2002 (the "2002 Proxy Statement") and the information under the heading "Executive Officers of the Registrant" in Part I of this report. The 2002 Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year.


ITEM 11.      EXECUTIVE COMPENSATION

         Information required by this item is included under the headings "Executive Compensation" and "Election of Directors -- Compensation of Directors" in the 2002 Proxy Statement, which section is hereby incorporated by reference.


ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required by this item is included under the heading "Security Ownership of Certain Beneficial Owners and Management" in the 2002 Proxy Statement, which section is hereby incorporated by reference.


ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information required by this item is included under the heading "Certain Transactions" in the 2002 Proxy Statement, which section is hereby incorporated by reference.


                                     PART IV


ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)    1 and 2.  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                                                       PAGE IN
                                                                                                      FORM 10-K
                                                                                                        REPORT
         The following consolidated financial statements of American Medical Security Group, Inc.
 and subsidiaries are included in Item 8:

Report of Independent Auditors.....................................................................        25
Consolidated Balance Sheets at December 31, 2001 and 2000..........................................        26
Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999.........        27
Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999.........        28
Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income (Loss)
   for the years ended December 31, 2001, 2000 and 1999............................................        29
Notes to Consolidated Financial Statements.........................................................        30

                                                                                                       PAGE IN
                                                                                                      FORM 10-K
                                                                                                       REPORT

         The following financial statement schedules of American Medical
Security Group, Inc. and subsidiaries are included in Item 14(d):


   Schedule II - Condensed Financial Information of Registrant.................................            51
   Schedule III - Supplementary Insurance Information..........................................            54
   Schedule IV - Reinsurance...................................................................            55
   Schedule V - Valuation and Qualifying Accounts..............................................            56

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

      (b)    REPORTS ON FORM 8-K

      No reports on Form 8-K were filed during the fourth quarter of 2001.

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

                                                                     SCHEDULE II

                      AMERICAN MEDICAL SECURITY GROUP, INC.
                              (PARENT COMPANY ONLY)


                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            CONDENSED BALANCE SHEETS


                                                                                               December 31,
                                                                                            2001          2000
                                                                                        ----------------------------
                                                                                              (IN THOUSANDS)
ASSETS:

Cash and cash equivalents                                                                 $     3,137   $     1,671

Other assets:
   Investment in consolidated subsidiaries                                                    250,794       240,784
   Goodwill and other intangibles, net                                                         19,666        20,229
   Due from affiliates                                                                              -         1,761
   Other assets                                                                                   239           309
                                                                                        ----------------------------
     Total other assets                                                                       270,699       263,083
                                                                                        ----------------------------

Total assets                                                                              $   273,836   $   264,754
                                                                                        ============================


LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:
   Notes payable                                                                          $    35,158   $    35,158
   Taxes payable                                                                                7,821         7,019
   Payables and accrued expenses                                                                    5            50
   Due to affiliates                                                                              634             -
   Other liabilities                                                                              818         1,350
                                                                                        ----------------------------
     Total liabilities                                                                         44,436        43,577

Shareholders' equity:
   Common stock                                                                                16,654        16,654
   Paid-in capital                                                                            187,927       187,956
   Retained earnings                                                                           40,470        36,295
   Accumulated other comprehensive gain (loss)                                                  1,903        (3,948)
   Treasury stock                                                                             (17,554)      (15,780)
                                                                                        ----------------------------
     Total shareholders' equity                                                               229,400       221,177
                                                                                        ----------------------------

Total liabilities and shareholders' equity                                                $   273,836   $   264,754
                                                                                        ============================

                                                                     SCHEDULE II

                      AMERICAN MEDICAL SECURITY GROUP, INC.
                              (PARENT COMPANY ONLY)


                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       CONDENSED STATEMENTS OF OPERATIONS


                                                                                  Year ended December 31,
                                                                              2001          2000          1999
                                                                         -------------------------------------------
                                                                                       (IN THOUSANDS)
REVENUES:

   Fees from consolidated subsidiaries                                     $     4,427    $     4,139   $     3,199
   Other revenue                                                                   103            140            92
                                                                         -------------------------------------------
     Total revenues                                                              4,530          4,279         3,291

EXPENSES:

   General and administrative                                                      563            430         1,071
   Interest                                                                      2,377          2,972         2,802
   Amortization of goodwill and other intangibles                                  563            563           563
                                                                         -------------------------------------------
     Total expenses                                                              3,503          3,965         4,436
                                                                         -------------------------------------------

Income (loss) before income tax expense (benefit) and equity
   in net income (loss) of subsidiaries                                          1,027            314        (1,145)

Income tax expense (benefit)                                                       874            154          (347)
                                                                         -------------------------------------------

Income (loss) before equity in net income (loss) of subsidiaries                   153            160          (798)

Equity in net income (loss) of subsidiaries                                      4,022          2,509       (25,148)
                                                                         -------------------------------------------

Net income (loss)                                                          $     4,175    $     2,669   $   (25,946)
                                                                         ===========================================

                                                                     SCHEDULE II

                      AMERICAN MEDICAL SECURITY GROUP, INC.
                              (PARENT COMPANY ONLY)


                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                  Year ended December 31,
                                                                              2001          2000          1999
                                                                         -------------------------------------------
                                                                                       (IN THOUSANDS)
OPERATING ACTIVITIES:

   Net income (loss)                                                       $     4,175    $     2,669   $   (25,946)
   Adjustments to reconcile net income (loss)
     to net cash provided by operating activities:
       Equity in net (income) loss of subsidiaries                              (4,022)        (2,509)       25,148
       Dividends received from subsidiaries                                          -         16,400        15,250
       Amortization of intangibles                                                 563            563           563
       Deferred income tax expense (benefit)                                        72            186          (399)
       Changes in operating accounts:
         Net other assets and liabilities                                        2,481         (7,622)        3,011
                                                                         -------------------------------------------
           Net cash provided by operating activities                             3,269          7,018        17,627

INVESTING ACTIVITIES:

           Net cash used in investing activities                                     -              -             -

FINANCING ACTIVITIES:

   Issuance of common stock                                                        413              4             5
   Purchase of treasury stock                                                   (2,216)        (8,292)       (7,488)
   Proceeds from notes payable borrowings                                            -         39,158         5,000
   Repayment of notes payable                                                        -        (39,158)      (15,000)
                                                                         -------------------------------------------
           Net cash used in financing activities                                (1,803)        (8,288)      (17,483)

Cash and cash equivalents:
   Net increase during year                                                      1,466          1,399           144
   Balance at beginning of year                                                  1,671            272           128
                                                                         -------------------------------------------
           Balance at end of year                                          $     3,137    $     1,671   $       272
                                                                         ===========================================

                                                                    SCHEDULE III


                      AMERICAN MEDICAL SECURITY GROUP, INC.


                       SUPPLEMENTARY INSURANCE INFORMATION



                                  Deferred     Medical and
                                   Policy         Other                       Other
                                 Acquisition    Benefits       Advance    Policyholder
SEGMENT                             Costs        Payable      Premiums        Funds
----------------------------------------------------------------------------------------
                                                    (IN THOUSANDS)
DECEMBER 31, 2001:
   Health                         $         -   $   125,834   $    15,472   $         -
   Life                                     -         9,480           816             -
   All Other                                -           190           449             -
                                --------------------------------------------------------
     Total                        $         -   $   135,504   $    16,737   $         -
                                ========================================================

DECEMBER 31, 2000:
   Health                         $         -   $   133,001   $    16,367   $         -
   Life                                     -         9,924           745             -
   All Other                                -         2,385           456             -
                                --------------------------------------------------------
     Total                        $         -   $   145,310   $    17,568   $         -
                                ========================================================

DECEMBER 31, 1999:
   Health                         $         -   $   150,201   $    16,171   $         -
   Life                                     -         9,328           530             -
   All Other                                -         9,588           576             -
                                --------------------------------------------------------
     Total                        $         -   $   169,117   $    17,277   $         -
                                ========================================================


                                                                        Amortization of
                                                            Medical and     Deferred
                                                  Net          Other         Policy         Other
                                  Premium     Investment      Benefit     Acquisition     Operating     Premiums
SEGMENT                           Revenue       Income       Expenses        Costs        Expenses       Written
--------------------------------------------------------------------------------------------------------------------
                                                                  (IN THOUSANDS)
DECEMBER 31, 2001:
   Health                        $   820,658   $     9,197   $   595,811   $         -    $   244,453   $   819,763
   Life                               17,424           656         6,334             -          5,446
   All Other                             590         6,811          (203)            -          7,843           583
                               -----------------------------------------------------------------------
     Total                       $   838,672   $    16,664   $   601,942   $         -    $   257,742
                               =======================================================================

DECEMBER 31, 2000:
   Health                        $   907,722   $     9,513   $   700,511   $         -    $   235,649   $   907,918
   Life                               22,578           638         7,781             -          6,581
   All Other                          20,771         8,531        16,321             -          9,537        20,651
                               -----------------------------------------------------------------------
     Total                       $   951,071   $    18,682   $   724,613   $         -    $   251,767
                               =======================================================================

DECEMBER 31, 1999:
   Health                        $   985,322   $     9,254   $   805,768   $         -    $   245,676   $   984,715
   Life                               26,183           202        10,270             -          7,640
   All Other                          44,602         9,456        44,435             -         14,743        44,726
                               -----------------------------------------------------------------------
     Total                       $ 1,056,107   $    18,912   $   860,473   $         -    $   268,059
                               =======================================================================

                                                                     SCHEDULE IV


                      AMERICAN MEDICAL SECURITY GROUP, INC.


                                   REINSURANCE



                                                                                                        Percentage
                                                             Ceded to       Assumed                     Of Amount
                                              Direct          Other        from Other        Net         Assumed
                                             Business       Companies      Companies        Amount        to Net
                                          --------------------------------------------------------------------------
                                                                       (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 2001:

   Life insurance in force                  $   9,351,321   $  6,913,662   $         -    $  2,437,659        0.0%

   Premiums:
     Accident and Health                          821,994          2,259         1,513         821,248        0.2%
     Life                                          17,695            273             2          17,424        0.0%
                                          -------------------------------------------------------------
       Total Premiums                             839,689          2,532         1,515         838,672        0.2%

YEAR ENDED DECEMBER 31, 2000:

   Life insurance in force                  $  14,839,256   $ 11,412,772   $     1,942    $  3,428,426        0.1%

   Premiums:
     Accident and Health                          922,087          2,236         8,642         928,493        0.9%
     Life                                          22,782            287            83          22,578        0.4%
                                          -------------------------------------------------------------
       Total Premiums                             944,869          2,523         8,725         951,071        0.9%

YEAR ENDED DECEMBER 31, 1999:

   Life insurance in force                  $  14,355,089   $ 12,731,969   $     9,455    $  1,632,575        0.6%

   Premiums:
     Accident and Health                          976,457          4,309        57,776       1,029,924        5.6%
     Life                                          25,642            607         1,148          26,183        4.4%
                                          -------------------------------------------------------------
       Total Premiums                           1,002,099          4,916        58,924       1,056,107        5.6%

                                                                      SCHEDULE V


                      AMERICAN MEDICAL SECURITY GROUP, INC.


                        VALUATION AND QUALIFYING ACCOUNTS


                                                                           Additions
                                                            Balance at     Charged to
                                                             Beginning     Costs and                   Balance at
                                                             of Period      Expenses    Deductions   End of Period
                                                           ---------------------------------------------------------
                                                                                (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 2001:
   Allowance for bad debts                                   $       344   $     1,250    $       302   $     1,292
   Valuation allowance for deferred taxes                          3,861         1,810            277         5,394
                                                           ---------------------------------------------------------
     Total                                                   $     4,205   $     3,060    $       579   $     6,686
                                                           =========================================================


YEAR ENDED DECEMBER 31, 2000:
   Allowance for bad debts                                   $       651   $         7    $       314   $       344
   Valuation allowance for deferred taxes                          3,549           398             86         3,861
                                                           ---------------------------------------------------------
     Total                                                   $     4,200   $       405    $       400   $     4,205
                                                           =========================================================


YEAR ENDED DECEMBER 31, 1999:
   Allowance for bad debts                                   $     1,118   $        14    $       481   $       651
   Valuation allowance for deferred taxes                          2,654         1,029            134         3,549
                                                           ---------------------------------------------------------
     Total                                                   $     3,772   $     1,043    $       615   $     4,200
                                                           =========================================================

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AMERICAN MEDICAL SECURITY GROUP, INC.

Date:     March 6, 2002                By:      /s/ SAMUEL V. MILLER
                                       Samuel V. Miller, Chairman, President,
                                       and Chief Executive Officer

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

/s/ GARY D. GUENGERICH              Executive Vice President and Chief Financial
Gary D. Guengerich                  Officer (Principal Financial Officer and
                                    Principal Accounting Officer)

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


*Each of the above signatures is affixed as of March 6, 2002.

                      AMERICAN MEDICAL SECURITY GROUP, INC.
                          (COMMISSION FILE NO. 1-13154)

                                  EXHIBIT INDEX
                                       TO
                             FORM 10-K ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 2001


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

3.1(a)    Restated Articles of Incorporation        Exhibit 3.1 to the Registrants Form
          of Registrant dated as February 17,       10-K for the year ended
          1999                                      December 31, 1998 (the "1998 10-K")


3.1(b)    Articles of Amendment to Restated         Exhibit 3 to the Registrant's Form
          Articles of Incorporation with            10-Q for the quarter ended June 30,
          Respect to Designation, Preferences,      2001.
          Limitations and Relative Rights of
          Series B Junior Cumulative Preferred
          Stock

3.2       Bylaws of Registrant as amended and       Exhibit 3.2 to the Registrant's
          restated November 17, 1999                Form 10-K for the year ended
                                                    December 31, 1999 (the "1999 10-K")

4.1(a)    Credit Agreement dated as of              Exhibit 4 to the Registrant's Form
          March 24, 2000, (the "Credit              10-Q for the quarter ended
          Agreement") among the Registrant,         March 31, 2000 (the "3/31/00 10-Q")
          LaSalle Bank National Association
          and other Lenders (replacing prior
          credit agreement with Bank One, NA)

                                                                            EX-1

EXHIBIT                                             INCORPORATED HEREIN                       FILED
NUMBER    DOCUMENT DESCRIPTION                      BY REFERENCE TO                           HEREWITH

4.1(b)    First Amendment dated as of July 18,      Exhibit 4 to the Registrant's Form
          2000 to Credit Agreement                  10-Q for the quarter ended June 30,
                                                    2000

4.1(c)    Second Amendment dated as of              Exhibit 4 to the Registrant's Form
          November 10, 2000 to Credit Agreement     10-Q for the quarter ended
                                                    September 30, 2000 (the "9/30//00
                                                    10-Q")

4.1(d)    Third Amendment dated as of January       Exhibit 4.4 to the Registrant's
          29, 2001 to Credit Agreement              Form 10-K for the year ended
                                                    December 31, 2000 (the "2000 10-K")

4.1(e)    Fourth Amendment dates as of April        Exhibit 4 to the Registrant's Form
          27, 2001 to Credit Agreement dated        10-Q for the quarter ended March
          as of March 24, 2000 among the            31, 2001
          Registrant, LaSalle Bank National
          Association and other Lenders

4.2(a)    Rights Agreement, dated as of August      Exhibit 1 to the Registrant's
          9, 2001, between American Medical         Registration Statement on Form 8-A
          Security Group, Inc. and Firstar          filed August 14, 2001 and Exhibit 4
          Bank, N.A., as Rights Agents (the         to the Registrant's Current Report
          "Rights Agreement')  including the        on Form 8-K dated August 9, 2001,
          form of Rights Certificate as             and filed on August 14, 2001
          Exhibit B thereto

4.2(b)    Amendment dated as of February 1,         Exhibit 4.1 to the Registrant's
          2002, to the Rights Agreement             Form 8-K dated February 1, 2002
                                                    (the "2/1/02 8-K")


4.2(c)    Appointment and Assumption Agreement      Exhibit 4.2 to the 2/1/02 8-K
          dated December 17, 2001, between the
          Registrant and Firstar Bank, N.A.,
          appointing LaSalle Bank, N.A. as
          Rights Agent for the Rights Agreement

10.1*     Equity Incentive Plan as amended and                                                   X
          restated November 29, 2001

10.2*     Form of Nonqualified Stock Option         Exhibit 10.2 to 1998 10-K
          Award Agreement for Officers

10.3*     Form of Nonqualified Stock Option         Exhibit 10.3 to 1999 10-K
          Award Agreement for Directors

10.4*     Deferred Stock Agreement between the      Exhibit 10.3 to 1998 10-K
          Registrant and Samuel V. Miller

                                                                            EX-2


EXHIBIT                                             INCORPORATED HEREIN                       FILED
NUMBER    DOCUMENT DESCRIPTION                      BY REFERENCE TO                           HEREWITH

10.5*     1995 Director Stock Option Plan as                                                     X
          amended November 29, 2001

10.6*     Directors Deferred Compensation Plan      Exhibit 10.6 to 1999 10-K
          adopted November 17, 1999

10.7*     Voluntary Deferred Compensation Plan      Exhibit 10.7 to 1999 10-K
          as Amended and Restated effective
          September 25, 1998

10.8(a)*  Deferred Compensation Trust               Exhibit 10.48 to the Registrant's
                                                    Form 10-K for the year ended
                                                    December 31, 1997

10.8(b)*  First Amendment to the Deferred           Exhibit 10.9 to 1999 10-K
          Compensation Trust

10.9*     Restricted Stock Agreement with           Exhibit 10 to the Registrant's Form
          Chief Executive Officer dated July        10-Q for the quarter ended
          9, 2001                                   September 30, 2001

10.10*    Executive Reimbursement Group             Exhibit 10.8 to 1998 10-K
          Insurance Policy

10.11(a)* Change of Control Severance Benefit       Exhibit 10.11 to 2000 10-K
          Plan as amended and restated
          November 15, 2000

10.11(b)* Change of Control Severance Benefit                                                    X
          Plan as amended and restated
          November 29, 2001

10.12*    Severance Benefit for Certain             Exhibit 10.10 to 1998 10-K
          Executive Officers

10.13*    Executive Management Incentive Plan       Exhibit 10.14 to 2000 10-K
          effective January 1, 2001

10.14*    Executive Annual Incentive Plan           Exhibit 10.15 to 2000 10-K

10.15(a)* Employment Agreement of Chief             Exhibit 10 to 9/30/00 10-Q
          Executive Officer ("CEO") dated
          September 28, 2000

10.15(b)* Amendment dated as of November 29,                                                     X
          2001 to Employment Agreement of CEO

10.16*    Nonqualified Executive Retirement         Exhibit 10 to 3/31/00 10-Q
          Plan effective April 1, 2000

                                                                            EX-3

EXHIBIT                                             INCORPORATED HEREIN                       FILED
NUMBER    DOCUMENT DESCRIPTION                      BY REFERENCE TO                           HEREWITH

10.17     Registration Rights Agreement             Exhibit 10.19 to 1998 10-K
          between the Registrant and Blue
          Cross Blue Shield United of
          Wisconsin ("BCBSUW") dated as of
          September 1, 1998

10.18     Agreement dated February 1, 2002,         Exhibit 10.1 to the 2/1/02 8-K
          among the Company, Cobalt
          Corporation and Blue Cross & Blue
          Shield United of Wisconsin
          concerning the Rights Agreement

21        Subsidiaries of the Registrant                                                         X

23        Consent of Ernst & Young LLP                                                           X


* Indicates compensatory plan or arrangement.

                                                                            EX-4