Form 10-Q
period 2002-03-31
AMERICAN MEDICAL SECURITY GROUP INC
filed 2002-05-07
CIK 878897

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


         [X]   Quarterly Report Pursuant To Section 13 Or 15(d) Of The
         Securities Exchange Act Of 1934 For the quarterly period ended March 31, 2002
         OR
         [ ]   Transition Report Pursuant To Section 13 Or 15(d) Of The
         Securities Exchange Act Of 1934
         For the transition period from                    to
                                        ------------------    ------------------

                         Commission File Number 1-13154


                      AMERICAN MEDICAL SECURITY GROUP, INC.
             (Exact name of Registrant as specified in its charter)

         Wisconsin                                     39-1431799
  (State of Incorporation)                  (I.R.S. Employer Identification No.)

         3100 AMS Boulevard
        Green Bay, Wisconsin                              54313
 (Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code:  (920) 661-1111



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

Common stock, no par value, outstanding as of April 30, 2002:  12,590,166 shares

                      AMERICAN MEDICAL SECURITY GROUP, INC.

                                      INDEX


Part I.   FINANCIAL INFORMATION

 Item 1.  Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets
              March 31, 2002 and December 31, 2001.............................3

          Condensed Consolidated Statements of Operations
              Three months ended March 31, 2002 and 2001.......................5

          Condensed Consolidated Statements of Cash Flows
              Three months ended March 31, 2002 and 2001.......................6

          Notes to Condensed Consolidated Financial Statements
              March 31, 2002...................................................7

 Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations...........................................13

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........17


Part II.  OTHER INFORMATION

 Item 1.  Legal Proceedings...................................................18

 Item 6.  Exhibits and Reports on Form 8-K....................................19

 Signatures...................................................................20

 Exhibit Index..............................................................EX-1

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                      AMERICAN MEDICAL SECURITY GROUP, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                                    March 31,       December 31,
                                                      2002             2001
                                                  ------------------------------
                                                          (In thousands)

ASSETS

Investments:
   Securities available for sale, at fair value:
     Fixed maturities                             $    250,217      $   269,753
     Equity securities-preferred                             -              722
   Fixed maturity securities held to maturity,
   at amortized cost                                     4,303            4,286
   Trading securities, at fair value                       666              517
                                                  ------------------------------

       Total investments                               255,186          275,278

Cash and cash equivalents                               17,604           24,975

Other assets:
   Property and equipment, net                          34,460           33,381
   Goodwill, net                                        92,944          100,343
   Other intangibles, net                                3,408            3,591
   Other assets                                         44,744           35,447
                                                  ------------------------------

       Total other assets                              175,556          172,762
                                                  ------------------------------

Total assets                                      $    448,346      $   473,015
                                                  ==============================







            See Notes to Condensed Consolidated Financial Statements

                      AMERICAN MEDICAL SECURITY GROUP, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                    March 31,       December 31,
                                                       2002             2001
                                                  ------------------------------
                                                          (In thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Medical and other benefits payable             $    132,569      $   135,504
   Advance premiums                                     16,634           16,737
   Payables and accrued expenses                        26,656           28,032
   Notes payable                                        34,758           40,058
   Other liabilities                                    24,154           23,284
                                                  ------------------------------

       Total liabilities                               234,771          243,615

Shareholders' equity:
   Common stock (no par value, $1 stated value,
     50,000,000 shares authorized, 16,654,315
     issued and 12,590,166 outstanding at
     March 31, 2002, 16,654,315 issued and
     13,955,439 outstanding at December 31, 2001)       16,654           16,654
   Paid-in capital                                     187,892          187,927
   Retained earnings                                    45,900           40,470
   Accumulated other comprehensive income (loss)
     (net of tax benefit of $40,000 at March 31,
     2002 and tax expense of $1,024,000 at
     December 31, 2001)                                    (74)           1,903
   Treasury stock (4,064,149 shares at March 31,
     2002 and 2,698,876 shares at December 31,
     2001, at cost)                                    (36,797)         (17,554)
                                                  ------------------------------

       Total shareholders' equity                      213,575          229,400
                                                  ------------------------------

Total liabilities and shareholders' equity        $    448,346      $   473,015
                                                  ==============================









            See Notes to Condensed Consolidated Financial Statements

                      AMERICAN MEDICAL SECURITY GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                        Three Months Ended
                                                              March 31,
                                                  ------------------------------
                                                      2002              2001
                                                  ------------------------------
                                                 (In thousands, except per share
                                                                data)
Revenues:
   Insurance premiums                             $    194,401      $   222,470
   Net investment income                                 3,924            4,514
   Net realized investment gain (loss)                      14              (27)
   Other revenue                                         5,405            5,301
                                                  ------------------------------
       Total revenues                                  203,744          232,258

Expenses:
   Medical and other benefits                          131,800          166,580
   Selling, general and administrative                  62,024           71,411
   Interest expense                                        494              876
   Amortization of goodwill and intangibles                183              907
                                                  ------------------------------
       Total expenses                                  194,501          239,774
                                                  ------------------------------

Income (loss) before income taxes                        9,243           (7,516)

Income tax expense (benefit)                             3,813           (2,376)
                                                  ------------------------------

Net income (loss)                                 $      5,430      $    (5,140)
                                                  ==============================


Earnings (loss) per common share:
   Basic                                          $       0.39      $     (0.36)
   Diluted                                        $       0.37      $     (0.36)









            See Notes to Condensed Consolidated Financial Statements

                      AMERICAN MEDICAL SECURITY GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                        Three Months Ended
                                                              March 31,
                                                  ------------------------------
                                                      2002              2001
                                                  ------------------------------
                                                           (In thousands)
OPERATING ACTIVITIES:
Net income (loss)                                 $      5,430      $    (5,140)
Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating
   activities:
     Depreciation and amortization                       2,226            2,427
     Net realized investment (gain) loss                   (14)              27
     Net change in trading securities                     (149)              16
     Deferred income tax benefit                        (2,694)          (2,571)
     Changes in operating accounts:
       Other assets                                      1,870            1,408
       Medical and other benefits payable               (2,935)         (12,025)
       Advance premiums                                   (103)             445
       Payables and accrued expenses                    (1,376)           8,237
       Other liabilities                                   860             (880)
                                                  ------------------------------
         Net cash provided by (used in) operating
           activities                                    3,115           (8,056)


INVESTING ACTIVITIES:
Purchases of available for sale securities             (32,283)         (40,470)
Proceeds from sale of available for sale securities     49,214           43,679
Proceeds from maturity of available for sale
  securities                                                 -            3,050
Purchases of held to maturity securities                (1,335)               -
Proceeds from maturity of held to maturity
  securities                                             1,295                -
Purchases of property and equipment                     (2,799)          (1,891)
                                                  ------------------------------
         Net cash provided by investing activities      14,092            4,368


FINANCING ACTIVITIES:
Purchase of treasury stock                             (19,540)          (1,134)
Stock options exercised                                    262                -
Repayment of notes payable                              (5,300)            (300)
                                                  ------------------------------
         Net cash used in financing activities         (24,578)          (1,434)
                                                  ------------------------------

Cash and cash equivalents:
   Net decrease                                         (7,371)          (5,122)
   Balance at beginning of year                         24,975           15,606
                                                  ------------------------------
Balance at end of period                          $     17,604      $    10,484
                                                  ==============================



            See Notes to Condensed Consolidated Financial Statements

                      AMERICAN MEDICAL SECURITY GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


                                 March 31, 2002


NOTE A.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States ("GAAP") for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the American Medical Security Group, Inc. (the "Company") annual report on Form 10-K for the year ended December 31, 2001.

NOTE B.       EARNINGS (LOSS) PER COMMON SHARE ("EPS")

         Basic EPS are computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted EPS are computed by dividing net income (loss) by the weighted average number of common shares outstanding, adjusted for the effect of dilutive employee stock options.

         The following table illustrates the computation of EPS and provides a reconciliation of the number of weighted average basic and diluted shares outstanding:


                                                        Three Months Ended
                                                             March 31,
                                                  ------------------------------
                                                      2002              2001
                                                  ------------------------------
                                                 (In thousands, except share and
                                                          per share data)
     Numerator:
        Net income (loss)                         $      5,430      $    (5,140)
                                                  ==============================

     Denominator:
        Denominator for basic EPS - weighted
          average shares                            13,802,666       14,210,643
        Effect of dilutive employee stock options      688,875                -
                                                  ------------------------------
        Denominator for diluted EPS                 14,491,541       14,210,643
                                                  ==============================

     Earnings (loss) per common share:
        Basic                                     $       0.39      $     (0.36)
        Diluted                                   $       0.37      $     (0.36)

         The effect of dilutive securities was excluded from the diluted earnings (loss) per common share computation for the three months ended March 31, 2001 because the Company had a net loss in that period; therefore, their inclusion would have been antidilutive. Certain options to purchase shares were not included in the computation of diluted earnings (loss) per common share because the options' exercise prices were greater than the average market price of the outstanding common shares for the period.

NOTE C.       COMPREHENSIVE INCOME (LOSS)

         Comprehensive income (loss) is defined as net income (loss) plus or minus other comprehensive income (loss). For the Company, under existing accounting standards, other comprehensive income (loss) includes unrealized gains and losses, net of income tax effects, on certain investments in debt and equity securities. Comprehensive income (loss) for the Company is calculated as follows:

                                                        Three Months Ended
                                                             March 31,
                                                  ------------------------------
                                                      2002             2001
                                                  ------------------------------
                                                           (In thousands)
         Net income (loss)                        $      5,430     $     (5,140)

         Unrealized gain (loss) on available for
           sale securities                              (1,977)           3,392
                                                  ------------------------------

         Comprehensive income (loss)              $      3,453     $     (1,748)
                                                  ==============================

NOTE D.       CREDIT AGREEMENT

         At March 31, 2002, the Company maintained a revolving bank line of credit agreement with an outstanding balance and maximum commitment of $30.2 million. At December 31, 2001, the outstanding balance and maximum commitment under the credit agreement was $35.2 million. The credit agreement contains customary covenants which, among other matters, require the Company to achieve certain minimum financial results and restrict the Company's ability to incur additional debt, pay future cash dividends and dispose of assets outside the ordinary course of business. The Company was in compliance with all such covenants at March 31, 2002 and anticipates continued compliance in the foreseeable future. Obligations under the credit agreement are secured by the stock of the Company's principal subsidiaries. The Company believes that the implementation of Statement of Financial Accounting Standards No. 142, as described in Note F below, will not adversely impact the Company's compliance with its debt covenants.

         The credit agreement was amended in March 2002 to allow for the repurchase on March 22, 2002, of 1.4 million shares of the Company's common stock at a total cost of $19.5 million, including related transaction costs, from the Company's largest shareholder, Blue Cross & Blue Shield United of Wisconsin, and revise the minimum financial requirements under certain covenants and the schedule of mandatory future commitment reductions.

NOTE E.       CONTINGENCIES

         In February 2000, a class action lawsuit was filed against the Company in the state of Florida alleging the Company did not follow Florida law when it discontinued writing certain health insurance policies and offered new policies in 1998. Plaintiffs claim the Company wrongfully terminated policies, improperly notified insureds of conversion rights and charged improper premiums for the new policies. Plaintiffs also alleged that the Company's renewal rating methodology violates Florida law. Plaintiffs are seeking unspecified damages. A bench trial on the liability issues of the case was held in March 2002. On April 24, 2002, a judgment was rendered against the Company and the damages portion of the lawsuit is expected to be heard before a jury later this year. Management believes the Company acted in compliance with applicable Florida law with regard to the discontinuance and replacement of insurance policies and with regard to its renewal rating practices.

         In a separate administrative proceeding based on similar facts with similar issues, the Florida Department of Insurance issued a complaint against the Company in May 2001, challenging the Company's rating and other practices in Florida. On April 25, 2002, the Administrative Law Judge found in favor of the Company and held that the evidence presented by the Florida Department of Insurance did not support a conclusion that the Company had violated any provisions of the Florida insurance statutes or regulations. The Administrative Law Judge recommended that the administrative complaint be dismissed. The Commissioner of the Florida Department of Insurance must accept the Administrative Law Judge's findings of fact but may make modifications to conclusions of law. In light of the conflicting findings in these cases, the Company intends to request that the court in the class action lawsuit reconsider its ruling. If the ruling is not reconsidered, the Company intends to appeal the ruling.

         The Company is involved in the foregoing and various other legal and regulatory actions occurring in the normal course of business. Based on current information including consultation with outside counsel, management believes any ultimate liability that may arise from the above-mentioned and all other legal and regulatory actions would not materially affect the Company's consolidated financial position or results of operations. However, management's evaluation of the likely impact of these actions could change in the future and an unfavorable outcome could have a material adverse effect on the Company's consolidated financial position, results of operations or cash flow of a future period.

NOTE F.       RECENT ACCOUNTING PRONOUNCEMENTS

         On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("Statement 142"). Statement 142 impacts the Company in two ways. First, goodwill is no longer amortized. Second, goodwill is subject to an initial impairment test in accordance with Statement 142, and any remaining balance of goodwill will be subject to future annual impairment testing.

         Effective January 1, 2002, in accordance with Statement 142, the Company reclassified an intangible asset, net of related deferred taxes, into goodwill because it did not meet the new recognition criteria for an intangible asset to be recognized apart from goodwill. The amortization period used prior to 2002 for this intangible asset was the same as the amortization period for goodwill.

         The Company's other intangible asset will continue to be amortized on a straight-line basis over its remaining useful life of five years. This intangible asset had a gross carrying amount of $7.3 million and accumulated amortization of $3.7 million at December 31, 2001. Future amortization expense for this intangible asset is expected to be approximately $0.7 million for each of the next five years.

         The Company is in the process of performing the first of the required impairment tests of goodwill by comparing the fair value of the Company's reporting units to their carrying amounts (book value), including goodwill as of January 1, 2002. At December 31, 2001, the Company's book value per share was $16.30 and was significantly higher than the $12.45 quoted market price per share. The Company has not yet determined what the effect of these tests will be on the earnings and financial position of the Company. If management determines that the quoted market price per share is the appropriate measure of the Company's fair value, the resulting impairment would be greater than 50% of the amount of goodwill on the Company's December 31, 2001 balance sheet. If it is determined that an impairment exists as of January 1, 2002, the charge will be reported as the cumulative effect of a change in accounting principle in the Company's consolidated financial statements and will have no impact on cash flows or the statutory-basis capital and surplus of the Company's insurance subsidiaries.

         For comparative purposes, the following table illustrates net loss and net loss per share for the first quarter of the prior year adjusted to exclude the effects of adopting Statement 142:


                                                        Three Months Ended
                                                             March 31,
                                                  ------------------------------
                                                      2002              2001
                                                  ------------------------------
                                                      (In thousands, except
                                                        per share amounts)

         Reported net income (loss)               $      5,430      $    (5,140)
         Add back:  Goodwill amortization                   -               671
                                                  ------------------------------
         Adjusted net income (loss)               $      5,430      $    (4,469)
                                                  ==============================

         Basic earnings (loss) per common share:
            Reported net income (loss)            $       0.39      $     (0.36)
            Goodwill amortization                           -              0.05
                                                  ------------------------------
            Adjusted net income (loss)            $       0.39      $     (0.31)
                                                  ==============================


         Diluted earnings (loss) per common share:
            Reported net income (loss)            $       0.37      $     (0.36)
            Goodwill amortization                           -              0.05
                                                  ------------------------------
            Adjusted net income (loss)            $       0.37      $     (0.31)
                                                  ==============================

NOTE G.       SEGMENT INFORMATION

         The Company has two reportable segments: 1) health insurance products; and 2) life insurance products. The Company's health insurance products consist of the following coverages related to small employer group preferred provider organization products: MedOneSM (for individuals and families) and small employer group medical, self funded medical, dental and short-term disability. Life insurance products consist primarily of group term-life insurance. The "All Other" segment includes operations not directly related to the business segments and unallocated corporate items (i.e., corporate investment income, interest expense on corporate debt, amortization of goodwill and intangibles and unallocated overhead expenses). The reportable segments are managed separately because they differ in the nature of the products offered and in profit margins.

         The Company evaluates segment performance based on profit or loss before income taxes, not including gains and losses on the Company's investment portfolio. The accounting policies of the reportable segments are the same as those used to report the Company's consolidated financial statements. Significant intercompany transactions have been eliminated prior to reporting reportable segment information.

         A reconciliation of segment income (loss) before income taxes to consolidated income (loss) before income taxes is as follows:


                                                        Three Months Ended
                                                             March 31,
                                                  ------------------------------
                                                      2002             2001
                                                  ------------------------------
                                                          (In thousands)
         Health segment                           $      8,342     $     (8,506)
         Life segment                                    1,423            1,750
         All other                                        (522)            (760)
                                                  ------------------------------
            Income (loss) before income taxes     $      9,243     $     (7,516)
                                                  ==============================

         Operating results and statistics for each of the Company's segments are as follows:

                                                        Three Months Ended
                                                             March 31,
                                                  ------------------------------
                                                      2002             2001
                                                  ------------------------------
                                                          (In thousands)
         HEALTH SEGMENT

         OPERATING RESULTS

         Revenues:
            Insurance premiums                    $    190,720     $    216,974
            Net investment income                        1,934            2,450
            Other revenue                                4,460            4,230
                                                  ------------------------------
              Total revenues                           197,114          223,654

         Expenses:
            Medical and other benefits                 130,564          164,197
            Selling, general and administrative         58,208           67,963
                                                  ------------------------------
              Total expenses                           188,772          232,160
                                                  ------------------------------

         Income (loss) before income taxes        $      8,342     $     (8,506)
                                                  ==============================

         FINANCIAL STATISTICS

         Loss ratio                                      68.5%            75.7%
         Expense ratio                                   28.2%            29.4%
                                                  ------------------------------
            Combined ratio                               96.7%           105.1%
                                                  ==============================


         Membership at End of Period:
         Health:
            Fully insured medical                      329,531          424,632
            Self funded medical                         43,128           49,260
            Stand-alone dental                         166,822          178,283
                                                  ------------------------------
              Total health (a)                         539,481          652,175

         (a) Total health membership for the Company at March 31, 2001 of 652,683 includes health maintenance organization ("HMO") membership of 508. HMO operations are not included in health segment operating results.

                                                        Three Months Ended
                                                             March 31,
                                                  ------------------------------
                                                       2002             2001
                                                  ------------------------------
                                                          (In thousands)
         LIFE SEGMENT

         OPERATING RESULTS

         Revenues:
            Insurance premiums                    $      3,678     $      4,963
            Net investment income                          150              174
            Other revenue                                   32               42
                                                  ------------------------------
              Total revenues                             3,860            5,179

         Expenses:
            Medical and other benefits                   1,218            1,992
            Selling, general and administrative          1,219            1,437
                                                  ------------------------------
              Total expenses                             2,437            3,429
                                                  ------------------------------

         Income before income taxes               $      1,423     $      1,750
                                                  ==============================

         Financial Statistics

         Loss ratio                                      33.1%            40.1%
         Expense ratio                                   32.3%            28.1%
                                                  ------------------------------
            Combined ratio                               65.4%            68.2%
                                                  ==============================


         Membership at End of Period                   174,126          230,426

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

         American Medical Security Group, Inc., together with its subsidiary companies (the "Company"), is a provider of individual and small employer group insurance products. The Company's principal product offerings are health insurance for small employer groups and health insurance products marketed to individuals and families ("MedOneSM"). The Company also offers dental, life, prescription drug, disability and accidental death insurance, and provides self funded benefit administration. The Company markets its products in 32 states and the District of Columbia through independent agents. The Company has approximately 75 sales managers located in sales offices throughout the United States to support the independent agents. The Company's products generally provide discounts to insureds that utilize preferred provider organizations ("PPOs"). The Company owns a preferred provider network and also contracts with other networks to ensure cost-effective health care choices to its members.

RESULTS OF OPERATIONS

         The Company reported net income of $5.4 million or $0.37 per diluted share for the first quarter of 2002. This compares to a net loss of $5.1 million or $0.36 per share for the first quarter of 2001. The improvement in profitability from the first quarter of the prior year primarily reflects improvement in the small employer group loss ratio, a charge related to legal matters in the first quarter of 2001, and a change in accounting for goodwill and other intangible assets.

         The improvement in the small employer group loss ratio is attributed to management's strategic plan including increased premium rates on new and renewal business, focused marketing efforts for small employer group products in markets with the best prospects for profitability and future growth, and redesigned products to meet the changing needs of today's insurance consumers.

         The results for the first quarter of 2001 reflect an after-tax charge of $5.8 million or $0.41 per share for legal matters related to an adverse ruling in a lawsuit brought against the Company by Skilstaf, Inc. Effective January 1, 2002, the Company adopted new rules on accounting for goodwill and other intangible assets. Goodwill is no longer amortized, but is instead tested annually for impairment. The first quarter 2001 results include goodwill amortization of $671,000 or $0.05 per share. See Note F to the Company's condensed consolidated financial statements for further discussion regarding the impact of the accounting method change.

         INSURANCE PREMIUMS AND MEMBERSHIP

         Insurance premiums for the three months ended March 31, 2002 decreased 12.6% to $194.4 million from $222.5 million for the same period in 2001. The decrease primarily resulted from a decline in membership in select unprofitable small employer group and exited markets and high lapse rates of existing membership in core markets, partially offset by rising premium rates on the continuing block of business. Average fully insured medical premium per member per month for the first quarter of 2002 increased by 15.0% to $168, compared to the first quarter of 2001, reflecting significant rate actions taken by the Company. As a result of the Company's actions to change its product mix, redefine its markets, increase profitability, and reposition itself for the future, quarterly insurance premiums are expected to level before improving later in 2002.

         Total medical and dental membership declined from 652,683 members at March 31, 2001 to 539,481 members at March 31, 2002. The membership decrease is primarily the result of the Company's success in terminating business in several unprofitable markets, including exited markets, and premium rate increases resulting in lower new sales and higher lapses on existing business. The Company's MedOneSM product for individuals and families continues to grow as a percentage of the Company's overall business reflecting management's strategy to change the Company's mix of business. MedOneSM membership now accounts for 46% of the Company's medical membership in force. At the end of 2000 and 2001, MedOneSM membership accounted for 34% and 45%, respectively. Management considers the MedOneSM product to be a key strategic product and continues to take steps to accelerate membership and premium growth in this market.

         NET INVESTMENT INCOME

         Net investment income for the three months ended March 31, 2002 decreased to $3.9 million from $4.5 million for the three months ended March 31, 2001. The decrease in net investment income is due primarily to a decrease in the average annual investment yield. The average annual investment yield was 6.0% for the first quarter of 2002 compared to 6.6% for the first quarter of 2001. Invested assets in March 2002 have declined primarily as a result of the repurchase of 1.4 million shares of the Company's common stock for a total cost of $19.5 million, including related transaction costs, from Blue Cross & Blue Shield United of Wisconsin ("BCBSUW").

         LOSS RATIO

         The health segment loss ratio for the first quarter of 2002 was 68.5% compared to 75.7% for the first quarter of 2001. The significant improvement was due to management's actions and strategies to increase premium rates and combat medical inflation. These actions included premium rate increases, claims cost control initiatives and the exit from unprofitable small employer group markets. The reduction also reflects increased sales of MedOneSM products, which are priced for a lower loss ratio but have higher selling and administrative costs. As anticipated, claim costs per member per month have increased slightly, but were surpassed by increased premiums per member per month. Average premium per member per month for the first quarter of 2002 increased 15.0% compared with the first quarter of 2001. Average claims costs increased only 4.1% over the same period.

         The life segment loss ratio for the three months ended March 31, 2002 was 33.1% compared to 40.1% for the three months ended March 31, 2001. The life segment loss ratio tends to fluctuate from quarter to quarter as actual life claims experience fluctuates. The life segment loss ratio for the three month period ended March 31, 2002 is consistent with historical averages and anticipated average future results for this segment.

         In determining the liability for unpaid claims at December 31, 2001, the Company anticipated an effect on claims expense from the events of the September 11, 2001 and subsequent bio-terrorism attacks. The Company has not discerned a material adverse affect related to these events and therefore, no longer holds reserves for these matters as of March 31, 2002.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE RATIO

         The selling, general and administrative ("SG&A") expense ratio includes commissions and selling expenses, administrative expenses (less other revenues), and premium taxes and assessments. The SG&A expense ratio for health segment products for the three months ended March 31, 2002 was 28.2%. This compares to the first quarter of 2001 SG&A expense ratio of 25.2%, excluding the non-recurring legal charge. The first quarter 2001 reported SG&A expense ratio, including the non-recurring legal charge, was 29.4%. The increase from the prior year, excluding the non-recurring legal charge, largely reflects a product mix change driven by growth in the MedOneSM business, which has higher selling and administrative costs but lower claim costs than small employer group products. Lower premium volume also contributed to the increase in the SG&A ratio.

         The health segment combined ratio, which represents the sum of the health loss and expense ratios was 96.7% for the three months ended March 31, 2002 compared to 100.9% for the same period in the prior year, excluding the non-recurring legal charge. The first quarter 2001 combined ratio, including the non-recurring legal charge, was 105.1%.

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

         The Company's cash provided by operations was $3.1 million for the three months ended March 31, 2002. This compares to cash used in operations of $8.1 million for the three months ended March 31, 2001. The improvement in cash flow primarily reflects increased profitability of the Company. Management expects cash flow to remain positive for the year 2002.

         The Company is well capitalized and has a debt to total capital ratio of 14.0% at March 31, 2002, which is low by industry standards.

         The Company's investment portfolio consists primarily of investment grade bonds and has limited exposure to equity securities. At March 31, 2002 and December 31, 2001, greater than 99% of the Company's investment portfolio was invested in bonds. The bond portfolio had an average quality rating of AA at March 31, 2002 and December 31, 2001, as measured by Standard & Poor's Corporation. The majority of the bond portfolio was classified as available for sale. The Company has no investment in mortgage loans, non-publicly traded securities (except for principal only strips of U.S. Government securities), real estate held for investment or financial derivatives.

         The Company's principal insurance subsidiary, United Wisconsin Life Insurance Company ("UWLIC"), is domiciled in Wisconsin, which requires certain minimum levels of regulatory capital and surplus and which may restrict dividends to UWLIC's parent company. The Wisconsin Commissioner of Insurance may disapprove any dividend which, together with other dividends paid in the prior 12 months, exceeds the regulatory maximum, computed as the lesser of 10% of statutory surplus or total statutory net gain from operations as of the end of the preceding calendar year. Based upon UWLIC's financial statements as of December 31, 2001, as filed with the insurance regulators, and dividends paid in 2002, UWLIC is restricted from paying dividends without prior regulatory approval.

         The National Association of Insurance Commissioners has adopted risk-based capital ("RBC") standards for health and life insurers designed to evaluate the adequacy of statutory capital and surplus in relation to various business risks faced by such insurers. The RBC formula is used by state insurance regulators as an early warning tool to identify insurance companies that potentially are inadequately capitalized. At December 31, 2001, each of the Company's insurance subsidiaries had RBC ratios that were substantially above the levels which would require action by the Company or a regulator.

         On March 19, 2002, the Company entered into a stock purchase agreement with Cobalt Corporation ("Cobalt") and its wholly owned subsidiary, BCBSUW, the Company's largest shareholder, to repurchase 1.4 million shares of the Company's common stock owned by BCBSUW at a total cost of $19.5 million, including related transaction costs. To effect the stock repurchase, which was completed on March 22, 2002, the Company received a $20.0 million dividend from UWLIC with regulatory approval. Also in conjunction with the stock repurchase, the Company, Cobalt and BCBSUW agreed to an underwritten secondary offering of at least 3.0 million shares of the remaining shares of the Company's common stock owned by BCBSUW. On April 19, 2002, the Company filed a registration statement with the Securities and Exchange Commission to offer 3.5 million shares owned by BCBSUW. The Company has committed to pay a portion of the expenses of the offering, which is expected to occur in the second quarter of 2002.

         At March 31, 2002, the Company maintained a revolving bank line of credit agreement with an outstanding balance and maximum commitment of $30.2 million. At December 31, 2001, the outstanding balance and maximum commitment under the credit agreement was $35.2 million. In February 2002, in accordance with the revolving bank line of credit, the Company paid $5.0 million of the outstanding balance. The Company's obligations under the credit agreement are guaranteed by its subsidiary, American Medical Security Holdings, Inc. ("AMS Holdings"), and secured by pledges of the stock of AMS Holdings and UWLIC, the Company's primary insurance subsidiary.

         The credit agreement contains customary covenants which, among other matters, require the Company to achieve certain minimum financial results and restrict the Company's ability to incur additional debt, pay future cash dividends and dispose of assets outside the ordinary course of business. The Company was in compliance with all such covenants at March 31, 2002 and anticipates continued compliance in the foreseeable future. The Company believes that the implementation of Statement of Financial Accounting Standards No. 142, as described in Note F to the condensed consolidated financial statements, will not adversely impact the Company's compliance with its debt covenants. The credit agreement was amended in March 2002 to allow for the repurchase of the
1.4 million shares from BCBSUW and revise the minimum financial requirements of certain covenants and the schedule of mandatory future commitment reductions.

CAUTIONARY FACTORS

         This report and other documents or oral presentations prepared or delivered by and on behalf of the Company contain or may contain "forward-looking statements" within the meaning of the safe harbor provisions of the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements based upon management's expectations at the time such statements are made and are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those contemplated in the statements. Readers are cautioned not to place undue reliance on the forward-looking statements. When used in written documents or oral presentations, the terms "anticipate," "believe," "estimate," "expect," "forecast," "objective," "plan," "possible," "potential," "project" and similar expressions are intended to identify forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that could cause the Company's actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

o Unexpected increases in health care costs resulting from advances in medical technology, increased utilization of medical services and prescription drugs resulting from bioterrorism or otherwise, possible epidemics and natural or man-made disasters and other factors affecting the delivery and cost of health care that are beyond the Company's control. There are also known trends, such as the aging of the population, that can have an uncertain effect on health care costs.

o The Company's ability to distribute and sell its products, including, changes in its business relationships with independent agents who sell the Company's products, the Company's ability to retain key producing sales agents, the Company's ability to expand its distribution network, competitive factors such as the entrance of additional competitors into the Company's markets, competitive pricing practices, the Company's ability to generate new sales, sell new products and retain existing members, the Company's ability to predict future health care cost trends and adequately price its products, and the Company's ability to control expenses during a time of declining revenue and membership.

o Federal and state laws adopted in recent years, currently proposed, such as the Patients' Bill of Rights, or that may be proposed in the future, which affect or may affect the Company's operations, products, profitability or business prospects. Reform laws adopted in recent years generally limit the ability of the Company to use risk selection as a method of controlling costs for its small employer group business.

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

o Factors related to the Company's efforts to maintain an appropriate medical loss ratio in its small employer group health and MedOneSM health business, (including implementing significant rate increases, terminating business in unprofitable markets, and introducing redesigned products), and the willingness of employers and individuals to accept rate increases, premium repricing and redesigned products.

o    The development of and changes in claims reserves.

o The effectiveness of the Company's strategy to expand sales of its MedOneSM products for individuals and families, to focus its small employer group health product sales in core markets and to grow its ancillary products, including its dental, life, and self-funded benefit administration business.

o The cost and other effects of legal and administrative proceedings, including the expense of investigating, litigating and settling any claims or paying any judgments against the Company, and the general increase in litigation involving managed care and medical insurers.

o Adverse outcomes of the Florida class action or other litigation in excess of provisions made by the Company.

o Restrictions imposed by financing arrangements that limit the Company's ability to incur additional debt, pay future cash dividends and transfer assets.

o Changes in rating agency policies and practices and the ability of the Company's insurance subsidiaries to maintain or exceed their A- (Excellent) rating by A.M. Best.

o General economic conditions, including changes in employment, interest rates and inflation that may impact the performance of the Company's investment portfolio or decisions of individuals and employers to purchase the Company's products.

o The Company's ability to maintain attractive preferred provider networks for its insureds.

o Factors affecting the Company's ability to hire and retain key executive, managerial, professional and technical employees.

o    Changes in accounting principles and the effects related to such changes.

o Other business or investment considerations that the Company may disclose from time to time in its Securities and Exchange Commission filings or in other publicly disseminated written documents.

         The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

              The Company's market risk has not substantially changed from the year ended December 31, 2001.

PART II.      OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          FLORIDA REGULATORY ACTION AND CLASS ACTION LITIGATION

          The following is a report (previously included in a Form 8-K dated April 24, 2002) of recent developments in two previously reported legal proceedings and should be read in conjunction with Item 3, Legal Proceedings, in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2001.

          In May 2001, the Florida Department of Insurance issued an administrative complaint against the Company's wholly owned subsidiary, United Wisconsin Life Insurance Company ("UWLIC"), challenging UWLIC's rating and other practices in Florida relating to its MedOneSM products. MedOneSM products sold by the Company in Florida are written pursuant to a group master policy issued to an association domiciled in a state other than Florida. Therefore, management believes the Company is exempt from most of Florida rating requirements and that it has not violated rating or other regulations applicable to the Company. The complaint seeks penalties or other administrative actions including possible suspension or revocation of UWLIC's certificate of authority to do business in Florida. The case was presented to an Administrative Law Judge in a hearing held in January 2002 (the "Administrative Hearing").

          In a separate proceeding, a class action lawsuit was filed against two of the Company's subsidiaries, American Medical Security, Inc. ("AMS") and UWLIC in February 2000 in the Circuit Court for Palm Beach County, Florida, by Evelyn Addison and others ("Addison") alleging that the Company failed to follow Florida law in discontinuing writing certain health insurance policies and offering new policies in 1998, and that the Company wrongfully terminated coverage, improperly notified insureds of conversion rights and charged improper premiums for new coverage. Plaintiffs also alleged that the UWLIC's renewal rating methodology violates Florida law. Plaintiffs are seeking unspecified damages. A bench trial on the liability issues of the Addison case was held in Circuit Court in March 2002.

          The Company believes that the administrative matter and the Addison case, although procedurally unrelated, arise from essentially the same set of facts and involve substantially similar legal issues. The substantially similar issues in the two cases include: (1) whether group coverage issued by the Company to individuals from 1993 to the present is exempt from most portions of Chapter 627, Part VII, of the Florida Insurance Code, which relates to insurance rates and contracts for group health insurance policies; (2) whether the Company complied with Florida law when it discontinued certain coverage and replaced the discontinued coverage with certain other coverage in 1999; (3) whether Florida law prohibits tier rating of out-of-state groups; and (4) whether the Company properly notified insureds whose coverage had been discontinued of their rights to purchase conversion coverage.

          In a Recommended Order entered April 25, 2002, the Administrative Law Judge in the Administrative Hearing found in favor of the Company on all of the above issues and held that the evidence presented by the Florida Department of Insurance did not support a conclusion that UWLIC had violated any provisions of the Florida insurance statutes or regulations. The Administrative Law Judge recommended that all counts of the Department's administrative complaint be dismissed. The Recommended Order has been sent to the Commissioner of the Florida Department of Insurance for entry of a final order. The Commissioner must accept all of the findings of fact in the Recommended Order, but may make modifications to the conclusions of law.

          In a Final Judgment entered April 24, 2002, the Circuit Court in Addison found against the Company on all of the above issues and ordered that the question of damages be tried before a jury at a time to be scheduled by the Court. The damages portion of the lawsuit is expected to be heard before a jury later this year.

          In light of the conflicting findings of the Administrative Law Judge and the Circuit Court Judge, the Company intends to request that the Court in Addison reconsider its ruling. If the ruling is not reconsidered, the Company intends to appeal the ruling at the conclusion of the damages phase of the trial.

          HEALTH ADMINISTRATORS LITIGATION

          In February 2000, a $5.4 million verdict was entered against the Company's subsidiaries AMS and UWLIC in the Common Pleas Court of Delaware County, Ohio, Civil Division, in a lawsuit brought against AMS and UWLIC in 1996 by Health Administrators of America, Inc. ("Health Administrators"), an insurance agency owned and operated by a former agent of AMS. The lawsuit alleges breach of written and oral contracts involving commission amounts and fraud. The case was heard and decided by a magistrate who awarded damages to Health Administrators, based on breach of written commission and agent contracts and ruled in favor of the Company on breach of oral contracts and fraud. The Company filed objections with the Common Pleas Court requesting that the magistrate's decision against the Company be reversed. The Common Pleas Court approved the magistrate's decision in April 2000. As a result, the Company filed a notice of appeal with the Court of Appeals, Delaware County, Ohio, Fifth Appellate District. On March 29, 2001, the Court of Appeals affirmed a portion of the verdict, with modifications, representing approximately $3.0 million in damages, and reversed and remanded the remaining issues in the case representing approximately $2.4 million in damages. The Company appealed the $3.0 million portion of the damages to the Ohio Supreme Court, which, in July 2001, declined to take the appeal. The Company paid substantially all of the approximately $3.0 million judgment in December 2001. Briefs have been submitted for the remanded portion of the case, and the parties are awaiting the trial court's decision.

          The Company is involved in the foregoing and various other legal and regulatory actions occurring in the normal course of business. Based on current information including consultation with outside counsel, management believes any ultimate liability that may arise from the above-mentioned and all other legal and regulatory actions would not materially affect the Company's consolidated financial position or results of operations. However, management's evaluation of the likely impact of these actions could change in the future and an unfavorable outcome could have a material adverse effect on the Company's consolidated financial position, results of operations or cash flow of a future period.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)      Exhibits

          See the Exhibit Index following the Signature page of this report, which is incorporated herein by reference.

          (b)      Reports on Form 8-K

          The following reports on Form 8-K were filed or submitted during the first quarter of 2002:

o A Form 8-K dated February 1, 2002, was filed by the Company on February 5, 2002 to report the amendment of the Company's shareholder rights agreement.

o A Form 8-K dated February 5, 2002, was submitted by the Company on February 6, 2002 to furnish under Item 9, Regulation FD Disclosure, a financial presentation included on the Company's website.

o A Form 8-K dated March 19, 2002, was filed by the Company on March 20, 2002 to report that the Company had entered into a stock purchase agreement with Cobalt and BCBSUW.

o A Form 8-K dated March 25, 2002, was filed by the Company on March 26, 2002 to report the completion of the 1.4 million share repurchase from BCBSUW pursuant to the stock purchase agreement.

          After the end of the quarter, a Form 8-K dated April 24, 2002, was filed by the Company on April 26, 2002 to report recent developments in two previously reported legal proceedings.

SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE:  May 7, 2002


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

                      AMERICAN MEDICAL SECURITY GROUP, INC.
                          (Commission File No. 1-13154)

                                  EXHIBIT INDEX
                                       to
                           FORM 10-Q QUARTERLY REPORT
                        for quarter ended March 31, 2002

                                                                         Incorporated Herein                           Filed
EXHIBIT NO.       Description                                            by Reference to                               Herewith

4.1(a)            Fifth  Amendment  dated as of March 21, 2002           Exhibit 4 to the Registrant's  Form 8-K
                  to  Credit  Agreement  dated as of March 24,           dated March 25, 2002
                  2000  (the  "Credit  Agreement")  among  the
                  Registrant,     LaSalle    Bank     National
                  Association and other Lenders

4.1(b)            Revised  Fifth  Amendment  dated as of March           Exhibit  4.3(f)(ii) to the Registrant's
                  21,  2002  to  Credit  Agreement  (replacing           Form S-3  Registration  Statement filed
                  Exhibit 4.1(a))                                        April 19, 2002 (File No. 333-86660)

4.2(a)            Appointment  and Assumption  Agreement dated           Exhibit  4.2 to the  Registrant's  Form
                  December  17, 2001,  between the  Registrant           8-K   dated   February   1,  2002  (the
                  and Firstar Bank,  N.A.  appointing  LaSalle           "2/1/02 8-K")
                  Bank,  N.A.  as Rights  Agent for the Rights
                  Agreement  dated as of August 9, 2001  ("the
                  Rights  Agreement")  between the  Registrant
                  and Firstar Bank, N.A.

4.2(b)            Amendment  dated as of  February  1, 2002 to           Exhibit 4.1 to the 2/1/02 8-K
                  the Rights Agreement

10.1              Agreement dated February 1, 2002,  among the           Exhibit 10.1 to the 2/1/02 8-K
                  Registrant,   Cobalt  Corporation  and  Blue
                  Cross  & Blue  Shield  United  of  Wisconsin
                  concerning the Rights Agreement

10.2              Stock Purchase  Agreement  dated as of March           Exhibit 10 to the Registrants  Form 8-K
                  19,  2002  among  the   Registrant,   Cobalt           dated March 19, 2002
                  Corporation  and  Blue  Cross & Blue  Shield
                  United of Wisconsin

                                                                                                                           EX-1