Form 10-Q
period 2002-06-30
AMERICAN MEDICAL SECURITY GROUP INC
filed 2002-08-13
CIK 878897

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


       [X]   Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities
       Exchange Act Of 1934
       FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002
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

Common stock, no par value, outstanding as of July 31, 2002: 12,889,898 shares

                     AMERICAN MEDICAL SECURITY GROUP, INC.

                                     INDEX


PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheets
                      June 30, 2002 and December 31, 2001.........................................................3

              Condensed Consolidated Statements of Operations
                      Three months ended June 30, 2002 and 2001; Six months ended June 30, 2002 and 2001..........4

              Condensed Consolidated Statements of Cash Flows
                      Six months ended June 30, 2002 and 2001.....................................................5

              Notes to Condensed Consolidated Financial Statements
                      June 30, 2002...............................................................................6

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations..............11

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.........................................16


PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings..................................................................................17

Item 4.       Submission of Matters to a Vote of Security Holders................................................18

Item 6.       Exhibits and Reports on Form 8-K...................................................................19

Signatures.......................................................................................................20

Exhibit Index..................................................................................................EX-1

                                        2

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                   June 30,          December 31,
(THOUSANDS, EXCEPT SHARE DATA)                                                       2002                2001
--------------------------------------------------------------------------------------------------------------------
                                                                                 (Unaudited)
ASSETS
Investments:
   Securities available for sale, at fair value:
     Fixed maturities                                                             $ 257,361           $ 269,753
     Equity securities-preferred                                                          -                 722
   Fixed maturity securities held to maturity, at amortized cost                      4,305               4,286
   Trading securities, at fair value                                                    754                 517
--------------------------------------------------------------------------------------------------------------------
Total investments                                                                   262,420             275,278


Cash and cash equivalents                                                            14,407              24,975
Property and equipment, net                                                          34,344              33,381
Goodwill, net                                                                        32,846             100,343
Other intangibles, net                                                                3,225               3,591
Other assets                                                                         47,006              35,447
--------------------------------------------------------------------------------------------------------------------
Total assets                                                                      $ 394,248           $ 473,015
====================================================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Medical and other benefits payable                                             $ 131,950           $ 135,504
   Advance premiums                                                                  15,426              16,737
   Payables and accrued expenses                                                     24,341              28,032
   Notes payable                                                                     34,458              40,058
   Other liabilities                                                                 22,715              23,284
--------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                   228,890             243,615

Shareholders' equity:
   Common stock (no par value, $1 stated value, 50,000,000 shares authorized,
     16,654,315 issued and 12,844,898 outstanding at June 30, 2002,
     16,654,315 issued and 13,955,439 outstanding at December 31, 2001)              16,654              16,654
   Paid-in capital                                                                  189,232             187,927
   Retained earnings (deficit)                                                       (8,957)             40,470
   Accumulated other comprehensive income (net of tax expense of
     $1,643 at June 30, 2002 and $1,024 at December 31, 2001)                         3,051               1,903
   Treasury stock (3,809,417 shares at June 30, 2002
     and 2,698,876 shares at December 31, 2001, at cost)                            (34,622)            (17,554)
--------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                          165,358             229,400
--------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                        $ 394,248           $ 473,015
====================================================================================================================

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                           Three Months Ended               Six Months Ended
                                                                June 30,                        June 30,
                                                      --------------------------------------------------------------
(THOUSANDS, EXCEPT PER COMMON SHARE DATA)                 2002           2001              2002           2001
--------------------------------------------------------------------------------------------------------------------
REVENUES
   Insurance premiums                                   $  190,787    $  213,645        $  385,188     $  436,115
   Net investment income                                     3,799         4,405             7,723          8,919
   Net realized investment gains (losses)                       48          (152)               62           (179)
   Other revenue                                             4,938         5,408            10,343         10,709
--------------------------------------------------------------------------------------------------------------------
Total revenues                                             199,572       223,306           403,316        455,564


EXPENSES
   Medical and other benefits                              129,191       156,174           260,991        322,754
   Selling, general and administrative                      61,028        62,873           123,052        134,284
   Interest expense                                            463           744               957          1,620
   Amortization of goodwill and intangibles                    182           907               365          1,814
--------------------------------------------------------------------------------------------------------------------
Total expenses                                             190,864       220,698           385,365        460,472
--------------------------------------------------------------------------------------------------------------------


Income (loss) before income taxes and cumulative
   effect of a change in accounting principle                8,708         2,608            17,951         (4,908)

Income tax expense (benefit)                                 3,467         1,142             7,280         (1,234)
--------------------------------------------------------------------------------------------------------------------

Income (loss) before cumulative effect of a
   change in accounting principle                            5,241         1,466            10,671         (3,674)

Cumulative effect of a change in accounting
   principle                                                     -             -           (60,098)             -
--------------------------------------------------------------------------------------------------------------------
Net income (loss)                                       $    5,241    $    1,466        $  (49,427)    $   (3,674)
====================================================================================================================


Earnings (loss) per common share - basic:
   Income (loss) before cumulative effect of a
     change in accounting principle                     $      0.42   $     0.10        $     0.81     $    (0.26)
   Cumulative effect of a change in accounting
     principle                                                    -            -             (4.55)             -
--------------------------------------------------------------------------------------------------------------------
Net income (loss)                                       $      0.42   $     0.10        $    (3.74)    $    (0.26)
====================================================================================================================


Earnings (loss) per common share - diluted:
   Income (loss) before cumulative effect of a
     change in accounting principle                     $      0.38   $     0.10        $     0.76     $    (0.26)
   Cumulative effect of a change in accounting
     principle                                                    -            -             (4.27)             -
--------------------------------------------------------------------------------------------------------------------
Net income (loss)                                       $      0.38   $     0.10        $    (3.51)    $    (0.26)
====================================================================================================================


See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                   June 30,            June 30,
(THOUSANDS)                                                                          2002                2001
--------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                                           $   (49,427)       $    (3,674)
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Cumulative effect of a change in accounting principle                              60,098                  -
     Depreciation and amortization                                                       4,410              5,071
     Net realized investment (gains) losses                                                (62)               179
     Increase in trading securities                                                       (237)               (72)
     Deferred income tax benefit                                                        (8,457)            (1,891)
     Changes in operating accounts:
       Other assets                                                                      4,751              4,891
       Medical and other benefits payable                                               (3,554)           (13,459)
       Advance premiums                                                                 (1,311)            (1,428)
       Payables and accrued expenses                                                    (3,691)             7,145
       Other liabilities                                                                   828               (238)
--------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                      3,348             (3,476)


INVESTING ACTIVITIES
Purchases of available for sale securities                                             (94,875)           (66,407)
Proceeds from sale of available for sale securities                                    107,747             67,593
Proceeds from maturity of available for sale securities                                  1,500              4,750
Purchases of held to maturity securities                                                (1,925)                 -
Proceeds from maturity of held to maturity securities                                    1,925                  -
Purchases of property and equipment                                                     (4,461)            (3,697)
Proceeds from sale of property and equipment                                                 6                  -
--------------------------------------------------------------------------------------------------------------------
Net cash provided by investing activities                                                9,917              2,239


FINANCING ACTIVITIES
Issuance of common stock                                                                 1,307                  -
Purchase of treasury stock                                                             (19,540)            (1,646)
Repayment of notes payable                                                              (5,600)              (600)
--------------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                                  (23,833)            (2,246)
--------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents:
   Net decrease                                                                        (10,568)            (3,483)
   Balance at beginning of year                                                         24,975             15,606
--------------------------------------------------------------------------------------------------------------------
Balance at end of period                                                           $    14,407        $    12,123
====================================================================================================================



See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2002


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States ("GAAP") for complete financial statements. Certain reclassifications have been made to the 2001 financial information to conform to the 2002 presentation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the American Medical Security Group, Inc. ("AMSG" or the "Company") annual report on Form 10-K for the year ended December 31, 2001.

2.  NEW ACCOUNTING STANDARD

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

The impairment test is comprised of two steps. The first step identifies potential goodwill impairment by comparing an estimate of the fair value of the applicable reporting unit to its carrying value, including goodwill. If the carrying value exceeds fair value, a second step is performed. The second step measures the amount of goodwill impairment, if any, by comparing the implied fair value of the applicable reporting unit's goodwill with the carrying amount of that goodwill. The Company completed both steps of the initial goodwill impairment test during the second quarter of 2002 with the assistance of outside valuation consultants. As a result of this impairment test, the Company recognized a non-cash goodwill impairment charge of approximately $60.1 million, or $4.27 per diluted share. The impairment charge is recorded as a cumulative effect of a change in accounting principle as of January 1, 2002, and therefore impacts the previously reported results for the first quarter of 2002 and results for the six months ended June 30, 2002. The impairment charge has no impact on cash flows or the statutory-basis capital and surplus of the Company's insurance subsidiaries. As of June 30, 2002, goodwill for the health, life and all other reporting units was $12.7 million, $19.4 million and $0.7 million, respectively. Subsequent impairment tests will be performed at least annually, and future goodwill impairments, if any, will be classified as operating expenses in the Company's statement of operations.

The Company's measurement of fair value was based on an evaluation of ranges of future discounted cash flows, public company trading multiples and market comparisons of similar assets and liabilities. This evaluation utilized assumptions and projections based on the best information available to management. Certain key assumptions considered included forecasted trends in membership, revenue, medical costs, operating expenses and effective tax rates.

The following table illustrates net income (loss) and net income (loss) per share adjusted to exclude the effects of amortizing goodwill:

                                                       Three Months    Six Months
                                                           Ended         Ended
                                                          June 30,      June 30,            Year Ended December 31,
                                                      -----------------------------   ---------------------------------
(THOUSANDS, EXCEPT PER COMMON SHARE DATA)                   2001          2001             2001       2000      1999
-----------------------------------------------------------------------------------   ---------------------------------
Reported net income (loss)                              $    1,466    $  (3,674)        $  4,175   $  2,669  $ (25,946)
Add back:  goodwill amortization                               671        1,342            2,685      2,685      2,827
-----------------------------------------------------------------------------------   ---------------------------------
Adjusted net income (loss)                              $    2,137    $  (2,332)        $  6,860   $  5,354  $ (23,119)
===================================================================================   =================================

Basic earnings (loss) per common share:
   Reported net income (loss)                           $     0.10    $   (0.26)        $   0.30   $   0.18  $   (1.58)
   Goodwill amortization                                      0.05         0.10             0.19       0.18       0.17
-----------------------------------------------------------------------------------   ---------------------------------
   Adjusted net income (loss)                           $     0.15    $   (0.17)        $   0.49   $   0.36  $   (1.40)
===================================================================================   =================================


Diluted earnings (loss) per common share:
   Reported net income (loss)                           $     0.10    $   (0.26)        $   0.29   $   0.18  $   (1.58)
   Goodwill amortization                                      0.05         0.10             0.19       0.18       0.17
-----------------------------------------------------------------------------------   ---------------------------------
   Adjusted net income (loss)                           $     0.15    $   (0.17)        $   0.48   $   0.36  $   (1.40)
===================================================================================   =================================



3.  EARNINGS (LOSS) PER COMMON SHARE ("EPS")

Basic EPS are computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted EPS are computed by dividing net income (loss) by the weighted average number of common shares outstanding, adjusted for the effect of dilutive stock options.

The following table illustrates the computation of EPS for income (loss) from continuing operations and provides a reconciliation of the number of weighted average basic and diluted shares outstanding:

                                                           Three Months Ended               Six Months Ended
                                                                June 30,                        June 30,
                                                      --------------------------------------------------------------
(THOUSANDS, EXCEPT PER COMMON SHARE DATA)                 2002           2001              2002           2001
--------------------------------------------------------------------------------------------------------------------
Numerator:
   Income (loss) before cumulative effect
     of a change in accounting principle                $    5,241    $    1,466        $   10,671     $   (3,674)
====================================================================================================================

Denominator:
   Denominator for basic EPS                                12,615        14,042            13,206         14,126
   Effect of dilutive employee stock options                 1,066            52               879              -
--------------------------------------------------------------------------------------------------------------------
   Denominator for diluted EPS                              13,681        14,094            14,085         14,126
====================================================================================================================


Earnings (loss) per common share
   before cumulative effect of a change
   in accounting principle:
   Basic                                                $      0.42   $     0.10        $     0.81     $   (0.26)
   Diluted                                              $      0.38   $     0.10        $     0.76     $   (0.26)
====================================================================================================================

The effect of dilutive securities was excluded from the diluted earnings (loss) per common share computation for the six months ended June 30, 2001 because the Company had a loss before cumulative effect of a change in accounting principle in this period; therefore, their inclusion would have been antidilutive. Certain options to purchase shares were not included in the computation of diluted earnings (loss) per common share because the options' exercise prices were greater than the average market price of the outstanding common shares for the period.

4.  COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is defined as net income (loss) plus or minus other comprehensive income (loss). For the Company, under existing accounting standards, other comprehensive income (loss) includes unrealized gains and losses, net of income tax effects, on certain investments in debt and equity securities. Comprehensive income (loss) for the Company is calculated as follows:

                                                           Three Months Ended               Six Months Ended
                                                                June 30,                        June 30,
                                                      --------------------------------------------------------------
(THOUSANDS)                                               2002           2001              2002           2001
--------------------------------------------------------------------------------------------------------------------
Net income (loss)                                       $    5,241    $    1,466        $  (49,427)    $   (3,674)
Unrealized gain (loss) on available
   for sale securities                                       3,125          (404)            1,148          2,988
--------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                             $    8,366    $    1,062        $  (48,279)    $     (686)
====================================================================================================================



5.  CREDIT AGREEMENT

At June 30, 2002, the Company maintained a revolving bank line of credit agreement with an outstanding balance and maximum commitment of $30.2 million. At December 31, 2001, the outstanding balance and maximum commitment under the credit agreement was $35.2 million. The credit agreement contains customary covenants which, among other matters, require the Company to achieve minimum financial results and restrict the Company's ability to incur additional debt, pay future cash dividends and dispose of assets outside the ordinary course of business. The Company's obligations under the credit agreement are guaranteed by its subsidiary, American Medical Security Holdings, Inc. ("AMS Holdings"), and secured by pledges of stock of AMS Holdings and United Wisconsin Life
Insurance Company ("UWLIC"), the Company's principle insurance subsidiary.

The credit agreement contains a clause requiring an amendment in the event any changes in accounting principles result in a material variation in the method of calculation of financial covenants or other terms of the credit agreement. The intention of the amendment is to equitably reflect such accounting changes in order that the criteria for evaluating the Company's financial condition will be the same after the accounting change as if the change had not occurred. The Company's credit agreement was amended in August 2002 to reflect the accounting change described in Note 2.

6.  CONTINGENCIES

In February 2000, a class action lawsuit was filed against the Company in the state of Florida alleging the Company did not follow Florida law when it discontinued writing certain health insurance policies and offered new policies in 1998. Plaintiffs claim the Company wrongfully terminated coverage, improperly notified insureds of conversion rights and charged improper premiums for new coverage. Plaintiffs also alleged that the Company's renewal rating methodology violates Florida law. Plaintiffs are seeking damages unspecified in the complaint. A bench trial on the liability issues of the case was held in March 2002. On April 24, 2002, a judgment was rendered against the Company. The damages portion of the lawsuit is expected to be heard before a jury in September 2002.

In a separate administrative proceeding based on similar facts with similar issues, the Florida Department of Insurance issued an administrative complaint against the Company in May 2001, challenging the Company's rating and other practices in Florida relating to the Company's MedOne products for individuals and families. MedOne products sold by the Company in Florida are written pursuant to a group master policy issued to an association domiciled in a state other than Florida. In a recommended order entered April 25, 2002, the Administrative Law Judge found in favor of the Company and held that the evidence presented by the Florida Department of Insurance did not support a conclusion that the Company had violated any provisions of the Florida insurance statutes or regulations. The Administrative Law Judge recommended that all counts of the administrative complaint be dismissed. The recommended order was sent to the Commissioner of the Florida Department of Insurance for entry of a final order. On July 24, 2002, the Florida Department of Insurance issued a final order affirming the recommendations from the Administrative Law Judge with respect to six of eight counts. Among other things, the final order affirmed that the policy issued to the association was exempt from most Florida rating requirements. However, the Department reversed the Administrative Law Judge's finding that tier rating does not violate state law applicable to policies issued out of state, and ordered the suspension of the Company's license to sell new business in Florida for one year. The Department's order specifically permits the Company to continue to renew its existing business in Florida. On July 29, 2002, the First District Court of Appeals for the State of Florida stayed the order of the Florida Department of Insurance. The stay is effective until the Court of Appeals rules on the Company's request to overturn the order. The Company anticipates a reversal of the final order on appeal. On July 29, 2002, the Company announced that beginning November 1, 2002, it will voluntarily implement a block rating system for its MedOne business in Florida and discontinue its tier rating system in that state.

The Company is involved in the foregoing and various other legal and regulatory actions occurring in the normal course of business. These actions include threatened and actual challenges to the Company's tier rating methodology. Based on current information including consultation with outside counsel, management believes any ultimate liability that may arise from the above-mentioned and all other legal and regulatory actions would not materially affect the Company's consolidated financial position or results of operations. However, management's evaluation of the likely impact of these actions could change in the future and an unfavorable outcome could have a material adverse effect on the Company's consolidated financial position, results of operations or cash flow of a future period.

7.  SEGMENT INFORMATION

The Company has two reportable segments: 1) health insurance products; and 2) life insurance products. The Company's health insurance products consist of the following coverages related to preferred provider organization products: MedOne (for individuals and families) and small group medical, self funded medical, dental and short-term disability. Life products consist primarily of group term-life insurance. The "All Other" category includes operations not directly related to the business segments and unallocated corporate items (i.e., corporate investment income, interest expense on corporate debt, amortization of goodwill and intangibles and unallocated overhead expenses). The Company's All Other segment also includes data for its health maintenance organization ("HMO") subsidiary. The reportable segments are managed separately because they differ in the nature of the products offered and in profit margins.

The Company evaluates segment performance based on income or loss before income taxes, excluding gains and losses on the Company's investment portfolio. The accounting policies of the reportable segments are the same as those used to report the Company's consolidated financial statements. Intercompany transactions have been eliminated prior to reporting segment information.

A reconciliation of segment income (loss) before income taxes to consolidated income (loss) before income taxes is as follows:


                                                           Three Months Ended               Six Months Ended
                                                                June 30,                        June 30,
                                                      --------------------------------------------------------------
(THOUSANDS)                                               2002           2001              2002           2001
--------------------------------------------------------------------------------------------------------------------
Health segment                                          $    8,110    $    1,321        $   16,452     $   (7,185)
Life segment                                                 1,512         1,598             2,935          3,348
All other                                                     (914)         (311)           (1,436)        (1,071)
--------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                       $    8,708    $    2,608        $   17,951         (4,908)
====================================================================================================================


Operating results and statistics for each of the Company's segments are as follows:

                                                           Three Months Ended               Six Months Ended
HEALTH SEGMENT                                                  June 30,                        June 30,
                                                      --------------------------------------------------------------
(THOUSANDS)                                               2002           2001              2002           2001
--------------------------------------------------------------------------------------------------------------------
REVENUES
   Insurance premiums                                   $  187,314    $  209,124        $  378,034     $  426,098
   Net investment income                                     1,809         2,265             3,743          4,715
   Other revenue                                             4,063         4,357             8,523          8,587
--------------------------------------------------------------------------------------------------------------------
Total revenues                                             193,186       215,746           390,300        439,400


EXPENSES
   Medical and other benefits                              128,185       154,981           258,749        319,178
   Selling, general and administrative                      56,891        59,444           115,099        127,407
--------------------------------------------------------------------------------------------------------------------
Total expenses                                             185,076       214,425           373,848        446,585
--------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                       $    8,110    $    1,321        $   16,452     $   (7,185)
====================================================================================================================


Loss ratio                                                    68.4%         74.1%             68.4%          74.9%
Expense ratio                                                 28.2%         26.3%             28.2%          27.9%
--------------------------------------------------------------------------------------------------------------------
Combined ratio                                                96.6%        100.4%             96.6%         102.8%
====================================================================================================================


Health membership at end of period:
   Fully insured medical                                   319,675       394,387
   Self funded medical                                      43,058        45,462
   Stand-alone dental                                      166,370       186,990
-----------------------------------------------------------------------------------
Total health membership                                    529,103       626,839
===================================================================================


                                                           Three Months Ended               Six Months Ended
LIFE SEGMENT                                                    June 30,                        June 30,
                                                      --------------------------------------------------------------
(THOUSANDS)                                               2002           2001              2002           2001
--------------------------------------------------------------------------------------------------------------------
REVENUES
   Insurance premiums                                   $    3,473    $    4,483        $    7,151     $    9,446
   Net investment income                                       153           162               303            336
   Other revenue                                                29            40                61             82
--------------------------------------------------------------------------------------------------------------------
Total revenues                                               3,655         4,685             7,515          9,864


EXPENSES
   Medical and other benefits                                1,017         1,690             2,235          3,682
   Selling, general and administrative                       1,126         1,397             2,345          2,834
--------------------------------------------------------------------------------------------------------------------
Total expenses                                               2,143         3,087             4,580          6,516
--------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                       $    1,512    $    1,598        $    2,935     $    3,348
====================================================================================================================

Loss ratio                                                    29.3%         37.7%             31.3%          39.0%
Expense ratio                                                 31.6%         30.3%             31.9%          29.1%
--------------------------------------------------------------------------------------------------------------------
Combined ratio                                                60.9%         68.0%             63.2%          68.1%
====================================================================================================================

Life membership at end of period                           166,857       211,547
==================================================================================

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

RESULTS OF OPERATIONS

The Company reported net income of $5.2 million or $0.38 per diluted share for the second quarter of 2002. This compares to net income of $1.5 million or $0.10 per share for the second quarter of 2001. For the six month period ended June 30, 2002, the Company reported income before cumulative effect of a change in accounting principle of $10.7 million, compared with a net loss of $3.7 million for the same period of the prior year. The improvement in profitability from the prior year primarily reflects improvement in the small employer group loss ratio and a change in accounting for goodwill and other intangible assets.

The improvement in the small employer group loss ratio is attributed to management's strategic plan including increased premium rates on new and renewal business, focused marketing efforts for small employer group products in markets with the best prospects for profitability and future growth, and redesigned products to meet the changing needs of today's insurance consumers.

Effective January 1, 2002, the Company adopted new rules on accounting for goodwill and other intangible assets. The new rules impact the Company in two ways. First, goodwill is no longer amortized. Second, goodwill is subject to an initial impairment test in accordance with the new rules, and any remaining balance of goodwill will be subject to future annual impairment testing. The Company completed both steps of the initial goodwill impairment test during the second quarter of 2002 with the assistance of outside valuation consultants. As a result of this impairment test, the Company recognized a non-cash goodwill impairment charge of approximately $60.1 million, which is classified as a cumulative effect of a change in accounting principle as of January 1, 2002. The impairment charge has no impact on cash flows or the statutory-basis capital and surplus of the Company's insurance subsidiaries. Subsequent impairment tests will be performed at least annually, and future goodwill impairments, if any, will be classified as operating expenses in the Company's statement of operations.

The second quarter 2001 results include goodwill amortization of $0.7 million or $0.05 per share. See Note 2 to the Company's condensed consolidated financial statements for further discussion regarding the impact of the accounting method change.

INSURANCE PREMIUMS AND MEMBERSHIP

Insurance premiums for the three months ended June 30, 2002 decreased 10.7% to $190.8 million from $213.6 million for the same period in 2001. For the six month period ended June 30, 2002, insurance premiums decreased to $385.2 million from $436.1 million for the same period in the prior year. The decrease primarily resulted from a decline in membership in select unprofitable small employer group markets and high lapse rates of existing membership in core markets, partially offset by rising premium rates on the continuing block of business. Average fully insured medical premium per member per month for the second quarter of 2002 increased by 11.6% to $170, compared to the second quarter of 2001, reflecting significant rate actions taken by the Company.

Total medical and dental membership declined from 626,867 members at June 30, 2001 to 529,103 members at June 30, 2002. The membership decrease is primarily the result of the Company's efforts in terminating business in several unprofitable markets. Premium rate increases resulting in lower new sales and higher lapses on existing business also contributed to the membership decline. The Company's MedOneSM product for individuals and families continues to grow as a percentage of the Company's overall business reflecting management's strategy to change the Company's mix of business. MedOneSM membership now accounts for 47% of the Company's medical membership in force. At the end of 2000 and 2001, MedOneSM membership accounted for 34% and 45% of the Company's medical membership in force, respectively. Management considers the MedOneSM product to be a key strategic product and continues to take steps to accelerate membership and premium growth in this market.

NET INVESTMENT INCOME

Net investment income for the three months ended June 30, 2002, including realized investment gains and losses, decreased to $3.8 million from $4.3 million for the three months ended June 30, 2001. For the six month period ended June 30, 2002, net investment income decreased to $7.8 million from $8.7 million for the same period in the prior year. The decrease in net investment income is due primarily to a decrease in the average annual investment yield. The average annual investment yield was 5.9% for the second quarter of 2002 compared to 6.6% for the second quarter of 2001.

LOSS RATIO

The health loss ratio for the second quarter of 2002 was 68.4% compared to 74.1% for the second quarter of 2001. The health loss ratio for the six months ended June 30, 2002 was 68.4% compared to 74.9% for the six months ended June 30, 2001. The health loss ratio has decreased sequentially for seven quarters. The significant improvement was due to management's actions and strategies to increase premium rates and combat the impact of medical inflation. These actions included premium rate increases, claims cost control initiatives and the exit from unprofitable small group markets. The reduction also reflects increased sales of MedOne products, which are priced for a lower loss ratio but have higher selling and administrative costs. As anticipated, claim costs per member per month have increased slightly, but were surpassed by increased premiums per member per month. Average premium per member per month for the second quarter of 2002 increased 11.6% compared with the second quarter of 2002. Average claims costs increased only 4.2% over the same period. During the second quarter of 2002, the Company strengthened its reserve for litigation.

The life segment loss ratio for the three months ended June 30, 2002 was 29.3% compared to 37.7% for the three months ended June 30, 2001. The life segment loss ratio may fluctuate from quarter to quarter as actual life claims experience fluctuates. The life segment loss ratio for the six months ended June 30, 2002 was 31.3% compared with 39.0% for the same period in 2001.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE RATIO

The selling, general and administrative ("SG&A") expense ratio includes commissions and selling expenses, administrative expenses (less other revenues), and premium taxes and assessments. The SG&A expense ratio for health segment products for the three months ended June 30, 2002 was 28.2%. This compares to the second quarter of 2001 SG&A expense ratio of 26.3%. The SG&A expense ratio has increased over the past two years. The increase largely reflects lower premium volume and a product mix change driven by growth in the MedOneSM business, which has higher selling and administrative costs but lower claim costs than small employer group products.

During the second quarter of 2002, the Company incurred approximately $0.7 million of costs related to the previously disclosed secondary offering of the Company's common stock owned by Blue Cross and Blue Shield United of Wisconsin, a subsidiary of Cobalt Corporation.

OTHER MATTERS

In twenty-two states, the Company uses a methodology for computing renewal premium for its MedOne products known as "tier rating." In ten states, the Company uses a "block rating" methodology. The Company's tier rating methodology has been the subject of significant adverse publicity and actual and threatened litigation. See Part II Item 1, Legal Proceedings. Management believes that the tier rating methodology is superior to the block rating methodology and that tier rating is a legal rating methodology in all the states where it is used. However, due to adverse publicity and misperceptions about tier rating, the Company announced that by January 1, 2003, it will implement a block rating system for all of its MedOne health benefit products in all states in which it does business. Management believes the change will have no material effect on future earnings.

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

The Company's cash provided by operations was $3.3 million for the six months ended June 30, 2002. This compares to cash used in operations of $3.5 million for the six months ended June 30, 2001. The improvement in cash flow primarily reflects increased profitability of the Company. Management expects cash provided by operations for the full year 2002 to exceed the $17.6 million cash provided by operations in 2001.

The Company's investment portfolio consists primarily of investment grade bonds and has limited exposure to equity securities. At June 30, 2002 and December 31, 2001, greater than 99% of the Company's investment portfolio was invested in bonds. The bond portfolio had an average quality rating of AA at June 30, 2002 and December 31, 2001, as measured by Standard & Poor's Corporation. The majority of the bond portfolio was classified as available for sale. The Company has no investment in mortgage loans, non-publicly traded securities (except for principal only strips of U.S. Government securities), real estate held for investment or financial derivatives.

The Company's principal insurance subsidiary, UWLIC, is domiciled in Wisconsin, which requires certain minimum levels of regulatory capital and surplus and which may restrict dividends to UWLIC's parent company. The Wisconsin Commissioner of Insurance may disapprove any dividend which, together with other dividends paid in the prior 12 months, exceeds the regulatory maximum, computed as the lesser of 10% of statutory surplus or total statutory net gain from operations as of the end of the preceding calendar year. Based upon UWLIC's financial statements as of December 31, 2001, as filed with the insurance regulators, and dividends paid in 2002, UWLIC is restricted from paying dividends in 2002 without prior regulatory approval.

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

At June 30, 2002, the Company maintained a revolving bank line of credit agreement with an outstanding balance and maximum commitment of $30.2 million. At December 31, 2001, the outstanding balance and maximum commitment under the credit agreement was $35.2 million. The credit agreement contains customary covenants which, among other matters, require the Company to achieve minimum financial results and restrict the Company's ability to incur additional debt, pay future cash dividends and dispose of assets outside the ordinary course of business. The Company's obligations under the credit agreement are guaranteed by its subsidiary, American Medical Security Holdings, Inc. ("AMS Holdings"), and secured by pledges of stock of AMS Holdings and UWLIC.

On March 19, 2002, the Company entered into a stock purchase agreement with Cobalt Corporation ("Cobalt") and its wholly owned subsidiary, Blue Cross & Blue Shield United of Wisconsin ("BCBSUW"), the Company's largest shareholder, to repurchase 1.4 million shares of the Company's common stock owned by BCBSUW at a total cost of $19.5 million, including related transaction costs. In conjunction with the stock repurchase, BCBSUW completed the sale of 3,001,500 shares of the Company's common stock in an underwritten secondary offering during the second quarter of 2002. The public offering price was $18.00 per share. As a result of these transactions, Cobalt's ownership of the Company was reduced from approximately 45% at December 31, 2001 to approximately 15% at the end of the second quarter of 2002.

CAUTIONARY FACTORS

This report and other documents or oral presentations prepared or delivered by and on behalf of the Company contain or may contain "forward-looking statements" within the meaning of the safe harbor provisions of the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements based upon management's expectations at the time such statements are made and are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those contemplated in the statements. Readers are cautioned not to place undue reliance on the forward-looking statements. When used in written documents or oral presentations, the terms "anticipate," "believe," "estimate," "expect," "may," "objective," "plan," "possible," "potential," "project," "will" and similar expressions are intended to identify forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that could cause the Company's actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

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

       o The Company's ability to distribute and sell its products profitably, including its ability to retain key producing sales agents and maintain satisfactory relationships with independent agents who sell the Company's products, and the Company's ability to expand its distribution network, generate new sales, retain existing members, predict future health care cost trends and adequately price its products, and control expenses during a time of declining revenue and membership. Competitive factors such as the entrance of additional competitors into the Company's markets and competitive pricing practices also can have an uncertain effect on the Company's sales.

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

       o Factors related to the Company's efforts to maintain an appropriate medical loss ratio in its small employer group health and MedOne(SM) health business, (including implementing significant rate increases, terminating business in unprofitable markets, introducing redesigned products and implementing a block rating methodology for the Company's MedOne business), and the willingness of employers and individuals to accept rate increases, premium repricing and redesigned products.

       o The development of and changes in claims reserves.

       o The effectiveness of the Company's strategy to expand sales of its MedOne(SM) products for individuals and families, to focus its small employer group health product sales in core markets and to grow its ancillary products, including its dental, life, and self-funded benefit administration business.

       o The cost and other effects of legal and administrative proceedings particularly as it relates to the Company's health insurance business, including the expense of investigating, litigating and settling claims or paying judgments against the Company which may include substantial non-economic, treble or punitive damages; and the general increase in litigation involving health insurers and the Company's rating practices.

       o Adverse outcomes of the Florida class action or other litigation in excess of provisions made by the Company.

       o The Company's ability to continue purchasing insurance policies in connection with its risk management program at affordable rates, with reasonable terms and deductibles and/or adequate policy limits.

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

PART II.      OTHER INFORMATION


Item 1.  Legal Proceedings

The following report of recent developments in previously reported legal proceedings should be read in conjunction with Item 3, Legal Proceedings, in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2001 and Item 1, Legal Proceedings, in the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2002.

FLORIDA REGULATORY ACTION AND CLASS ACTION LITIGATION

In May 2001, the Florida Department of Insurance issued an administrative complaint against UWLIC, a wholly owned subsidiary of the Company, challenging UWLIC's rating and other practices in Florida relating to UWLIC's MedOneSM products for individuals and their families. MedOneSM products sold by UWLIC in Florida are written pursuant to a group master policy issued to an association domiciled in a state other than Florida. The case was presented to an Administrative Law Judge in a hearing held in January 2002.

In a recommended order entered April 25, 2002, the Administrative Law Judge held that the evidence presented by the Florida Department of Insurance did not support a conclusion that UWLIC had violated any provisions of the Florida insurance statutes or regulations and recommended that all counts of the Department's administrative complaint be dismissed. The recommended order was sent to the Commissioner of the Florida Department of Insurance for entry of a final order. On July 24, 2002, the Florida Department of Insurance issued a final order affirming the recommendations from the Administrative Law Judge with respect to six of eight counts. Among other things, the final order affirmed that the policy issued to the association was exempt from most Florida rating requirements. However, the Department reversed the Administrative Law Judge's finding that tier rating does not violate state law applicable to policies issued out of state, and ordered the suspension of UWLIC's license to sell new business in Florida for one year. The Department's order specifically permits UWLIC to continue to renew its existing business in Florida. On July 29, 2002, the First District Court of Appeals for the State of Florida stayed the order of the Florida Department of Insurance. The stay is effective until the Court of Appeals rules on the Company's request to overturn the order. The Company anticipates a reversal of the final order on appeal. In a press release issued by the Company on July 29, 2002, announcing the stayed order, the Company also stated that, beginning November 1, 2002, it will voluntarily implement a block rating system for its MedOneSM business in Florida and discontinue its tier rating system in that state.

In a separate proceeding involving substantially similar issues, a class action lawsuit was filed against two of the Company's subsidiaries, American Medical Security, Inc. and UWLIC in February 2000 in the Circuit Court for Palm Beach County, Florida, by Evelyn Addison and others alleging that the Company failed to follow Florida law in discontinuing writing certain health insurance policies and offering new policies in 1998, and that the Company wrongfully terminated coverage, improperly notified insureds of conversion rights and charged improper premiums for new coverage. Plaintiffs also alleged that UWLIC's renewal rating methodology violates Florida law. Plaintiffs are seeking damages unspecified in the complaint. A bench trial on the liability issues of the case was held in Circuit Court in March 2002.

In a final judgment entered April 24, 2002, the Circuit Court in the class action lawsuit found among other things, that the policy issued by the Company outside Florida was not exempt from any Florida rating laws and ordered that the question of damages be tried before a jury. In light of the conflicting findings of the Administrative Law Judge and the Circuit Court Judge, the Company requested that the Court in the class action lawsuit reconsider its ruling. The request was denied, as was the Company's request for appellate review. The damages portion of the lawsuit is scheduled to be heard before a jury in September 2002.

HEALTH ADMINISTRATORS LITIGATION

In February 2000, a $5.4 million verdict was entered against the Company's subsidiaries AMS and UWLIC in the Common Pleas Court of Delaware County, Ohio, Civil Division, in a lawsuit brought against AMS and UWLIC in 1996 by Health Administrators of America, Inc. ("Health Administrators"), an insurance agency owned and operated by a former agent of AMS. The lawsuit alleges breach of written and oral contracts involving commission amounts and fraud. The case was heard and decided by a magistrate who awarded damages to Health Administrators, based on breach of written commission and agent contracts and ruled in favor of the Company on breach of oral contracts and fraud. On March 29, 2001, the Court of Appeals, Delaware County, Ohio, Fifth Appellate District affirmed a portion of the verdict, with modifications, representing approximately $3.0 million in damages, and reversed and remanded the remaining issues in the case representing approximately $2.4 million in damages. The Company appealed the $3.0 million portion of the damages to the Ohio Supreme Court, which, in July 2001, declined to take the appeal. The Company paid substantially all of the approximately $3.0 million judgment in December 2001. On June 20, 2002, the magistrate ruled in favor of the Company on the remanded portion of the case. The parties are seeking clarification from the court on the calculation of interest applicable to the judgment.

The Company is involved in the foregoing and various other legal and regulatory actions occurring in the normal course of business. These actions include threatened and actual challenges to the Company's tier rating methodology. Based on current information including consultation with outside counsel, management believes any ultimate liability that may arise from the above-mentioned and all other legal and regulatory actions would not materially affect the Company's consolidated financial position or results of operations. However, management's evaluation of the likely impact of these actions could change in the future and an unfavorable outcome could have a material adverse effect on the Company's consolidated financial position, results of operations or cash flow of a future period.


Item 4.       Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of the Company was held on June 18, 2002 for the purpose of electing four directors for terms expiring at the 2005 annual meeting of shareholders. All four of the Company's nominees were elected. The voting results for the election were as follows:

         ELECTION OF DIRECTORS FOR TERMS EXPIRING IN 2005:

         Roger H. Ballou:
         For                      11,825,552 shares
         Withheld                     36,335 shares
         Abstained                                0
         Broker Non-Votes                         0

         W. Francis Brennan:
         For                      11,826,053 shares
         Withheld                     35,834 shares
         Abstained                                0
         Broker Non-Votes                         0

         Edward L. Meyer, Jr.:
         For                      11,825,464 shares
         Withheld                     36,423 shares
         Abstained                                0
         Broker Non-Votes                         0

         J. Gus Swoboda:
         For                      11,825,808 shares
         Withheld                     36,079 shares
         Abstained                                0
         Broker Non-Votes                         0

Further information concerning these matters, including the names of the directors whose terms continued after the meeting, is contained in the Company's Proxy Statement dated April 26, 2002 with respect to the 2002 Annual Meeting of Shareholders.


Item 6.       Exhibits and Reports on Form 8-K

(a)      EXHIBITS

See the Exhibit Index following the Signature page of this report, which is incorporated herein by reference.

(b)      REPORTS ON FORM 8-K

The following reports on Form 8-K were filed or submitted during the second quarter of 2002:

       o A Form 8-K dated April 24, 2002, was filed by the Company on April 26, 2002 to report recent developments in two previously reported legal proceedings.

       o A Form 8-K dated June 4, 2002, was filed by the Company on June 19, 2002 to report on matters related to the completion of the secondary offering for the sale of approximately 3.0 million shares of the Company's common stock by Blue Cross & Blue Shield United of Wisconsin.

       o A Form 8-K dated June 27, 2002, was filed by the Company on June 27, 2002 to update the description of the Company's common stock and associated preferred share purchase rights.

After the end of the quarter, a Form 8-K dated July 24, 2002, was filed by the Company on July 31, 2002 to report recent developments in certain previously reported legal proceedings.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:   August 13, 2002


                                          AMERICAN MEDICAL SECURITY GROUP, INC.


                                          /S/ GARY D. GUENGERICH
                                          --------------------------------------
                                          Gary D. Guengerich
                                          Executive Vice President and Chief
                                          Financial Officer (Principal Financial
                                          Officer and Chief Accounting Officer
                                          and duly authorized to sign on behalf
                                          of the Registrant)

                      AMERICAN MEDICAL SECURITY GROUP, INC.
                               (the "Registrant")
                          (Commission File No. 1-13154)

                                  EXHIBIT INDEX
                                       TO
                           FORM 10-Q QUARTERLY REPORT
                         for quarter ended June 30, 2002


      Exhibit                     DESCRIPTION                          Incorporated Herein                        Filed
      NUMBER                                                             BY REFERENCE TO                         HEREWITH

       4.1           Sixth Amendment dated as of August 1,                                                          X
                     2002 to Credit Agreement dated as of
                     March 24, 2000 among the registrant,
                     LaSalle Bank National Association and
                     other Lenders

       4.2(a)        Rights Agreement, dated as of               Exhibit 1 to the Registrant's
                     August 9, 2001, between the                 Registration Statement on Form 8-A
                     Registrant and Firstar Bank, N.A., as       filed August 14, 2001 and Exhibit 4 to
                     Rights Agent (the "Rights                   the Registrant's Current Report on
                     Agreement"), including the form of          Form 8-K dated August 9, 2001, and
                     Rights Certificate attached as              filed on August 14, 2001
                     Exhibit B thereto

       4.2(b)        Appointment and Assumption Agreement        Exhibit 4.2 to the Registrant's Form
                     dated December 17, 2001, between the        8-K dated February 1, 2002 (the
                     Registrant and Firstar Bank, N.A.,          "2/1/02 8-K")
                     appointing LaSalle Bank, N.A. as
                     Rights Agent for the Rights Agreement

       4.2(c)        Amendment to the Rights Agreement           Exhibit 4.1 to the 2/1/02 8-K
                     dated as of February 1, 2002

       4.2(d)        Amendment to Rights Agreement dated         Exhibit 4.4(d) to the Registrant's
                     as of June 4, 2002                          Form 8-K dated June 4, 2002, and filed
                                                                 on June 19, 2002 (the "6/4/02 8-K")

      10.1           Underwriting Agreement, dated May 29,       Exhibit 10.4 to the 6/4/02 8-K
                     2002, among the Registrant, Blue
                     Cross & Blue Shield United of
                     Wisconsin and the Underwriters named
                     on Schedule I thereto

      99.1           Certification Pursuant to 18 U.S.C.                                                            X
                     Section 1350, as Adopted Pursuant to
                     Section 906 of the Sarbanes-Oxley Act
                     of 2002

                                        EX-1




      Exhibit                                                          Incorporated Herein                        Filed
      NUMBER                      DESCRIPTION                            BY REFERENCE TO                         HEREWITH

      99.2           Certification Pursuant to 18 U.S.C.                                                            X
                     Section 1350, as Adopted Pursuant to
                     Section 906 of the Sarbanes-Oxley Act
                     of 2002


                                        EX-2