Form 10-Q
period 2002-09-30
AMERICAN MEDICAL SECURITY GROUP INC
filed 2002-11-14
CIK 878897

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

       [X]   Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities
       Exchange Act Of 1934
       FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002
       OR
       [ ]   Transition Report Pursuant To Section 13 Or 15(d) Of The Securities
       Exchange Act Of 1934
       For the transition period from                   to
                                       ---------------     ---------------

                         COMMISSION FILE NUMBER 1-13154

                      AMERICAN MEDICAL SECURITY GROUP, INC.

             (Exact name of Registrant as specified in its charter)

             WISCONSIN                                   39-1431799
      (State of Incorporation)              (I.R.S. Employer Identification No.)

         3100 AMS BOULEVARD
         GREEN BAY, WISCONSIN                              54313
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code:  (920) 661-1111



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

Common stock, no par value, outstanding as of October 31, 2002: 12,889,898 shares

                      AMERICAN MEDICAL SECURITY GROUP, INC.

                                      INDEX

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets

               September 30, 2002 and December 31, 2001........................3

          Condensed Consolidated Statements of Operations
               Three months ended September 30, 2002 and 2001;
               Nine months ended September 30, 2002 and 2001...................4

          Condensed Consolidated Statements of Cash Flows

                Nine months ended September 30, 2002 and 2001..................5

          Notes to Condensed Consolidated Financial Statements

               September 30, 2002..............................................6

Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations......................................11

Item 3.   Quantitative and Qualitative Disclosures About Market Risk..........16

Item 4.   Controls and Procedures.............................................16

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings...................................................17

Item 6.   Exhibits and Reports on Form 8-K....................................18

Signatures....................................................................19

Certifications................................................................20

Exhibit Index...............................................................EX-1

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                September 30,        December 31,
(THOUSANDS, EXCEPT SHARE DATA)                                                      2002                 2001
-----------------------------------------------------------------------------------------------------------------
                                                                                (Unaudited)
ASSETS
Investments:
   Securities available for sale, at fair value:
     Fixed maturities                                                           $   276,601          $   269,753
     Equity securities-preferred                                                          -                  722
   Fixed maturity securities held to maturity, at amortized cost                      4,297                4,286
   Trading securities, at fair value                                                    786                  517
-----------------------------------------------------------------------------------------------------------------
Total investments                                                                   281,684              275,278


Cash and cash equivalents                                                            17,629               24,975
Property and equipment, net                                                          34,347               33,381
Goodwill, net                                                                        32,846              100,343
Other intangibles, net                                                                3,043                3,591
Other assets                                                                         44,141               35,447
-----------------------------------------------------------------------------------------------------------------
Total assets                                                                    $   413,690          $   473,015
-----------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Medical and other benefits payable                                           $   134,178          $   135,504
   Advance premiums                                                                  16,743               16,737
   Payables and accrued expenses                                                     27,850               28,032
   Notes payable                                                                     34,158               40,058
   Other liabilities                                                                 24,221               23,284
-----------------------------------------------------------------------------------------------------------------
Total liabilities                                                                   237,150              243,615

Shareholders' equity:
   Common stock (no par value, $1 stated value, 50,000,000 shares authorized,
     16,654,315 issued and 12,889,898 outstanding at September 30, 2002,
     16,654,315 issued and 13,955,439 outstanding at December 31, 2001)              16,654               16,654
   Paid-in capital                                                                  189,738              187,927
   Retained earnings (deficit)                                                       (3,219)              40,470
   Accumulated other comprehensive income (net of tax expense of
     $4,121 at September 30, 2002 and $1,024 at December 31, 2001)                    7,655                1,903
   Treasury stock (3,764,417 shares at September 30, 2002
     and 2,698,876 shares at December 31, 2001, at cost)                            (34,288)             (17,554)
-----------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                          176,540              229,400
-----------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                      $   413,690          $   473,015
-----------------------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                                       Three Months Ended            Nine Months Ended
                                                          September 30,                September 30,
                                                  --------------------------------------------------------
(THOUSANDS, EXCEPT PER COMMON SHARE DATA)           2002           2001           2002           2001
----------------------------------------------------------------------------------------------------------
REVENUES
   Insurance premiums                             $  187,135     $  204,399     $  572,323     $  640,514
   Net investment income                               3,591          4,280         11,314         13,199
   Net realized investment gains (losses)                 39           (660)           101           (839)
   Other revenue                                       4,945          5,369         15,288         16,078
----------------------------------------------------------------------------------------------------------
Total revenues                                       195,710        213,388        599,026        668,952


EXPENSES
   Medical and other benefits                        124,699        144,000        385,690        466,754
   Selling, general and administrative                60,972         61,513        184,024        195,797
   Interest expense                                      460            687          1,417          2,307
   Amortization of goodwill and intangibles              183            906            548          2,720
----------------------------------------------------------------------------------------------------------
Total expenses                                       186,314        207,106        571,679        667,578
----------------------------------------------------------------------------------------------------------

Income before income taxes and cumulative
   effect of a change in accounting principle          9,396          6,282         27,347          1,374

Income tax expense                                     3,658          2,778         10,938          1,544
----------------------------------------------------------------------------------------------------------

Income (loss) before cumulative effect
   of a change in accounting principle                 5,738          3,504         16,409           (170)

Cumulative effect of a change in accounting
   principle                                               -              -        (60,098)             -
----------------------------------------------------------------------------------------------------------
Net income (loss)                                 $    5,738     $    3,504     $  (43,689)    $     (170)
----------------------------------------------------------------------------------------------------------


Earnings (loss) per common share - basic:
   Income (loss) before cumulative effect of a
     change in accounting principle               $     0.45     $     0.25     $     1.25     $    (0.01)
   Cumulative effect of a change in accounting
     principle                                             -              -          (4.59)             -
----------------------------------------------------------------------------------------------------------
Net income (loss)                                 $     0.45     $     0.25     $    (3.34)    $    (0.01)
----------------------------------------------------------------------------------------------------------


Earnings (loss) per common share - diluted:
   Income (loss) before cumulative effect of a
     change in accounting principle               $     0.42     $     0.25     $     1.18     $    (0.01)
   Cumulative effect of a change in accounting
     principle                                             -              -          (4.31)             -
----------------------------------------------------------------------------------------------------------
Net income (loss)                                 $     0.42     $     0.25     $    (3.13)    $    (0.01)
----------------------------------------------------------------------------------------------------------



See Notes to Condensed Consolidated Financial Statements


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                         Nine Months Ended
                                                                            September 30,
                                                                  -------------------------------
(THOUSANDS)                                                           2002                 2001
-------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                          $   (43,689)       $      (170)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
    Cumulative effect of a change in accounting principle              60,098                  -
    Depreciation and amortization                                       6,683              7,757
    Net realized investment (gains) losses                               (101)               839
    Increase in trading securities                                       (269)              (128)
    Deferred income tax benefit                                       (10,586)              (702)
    Changes in operating accounts:
      Other assets                                                      6,384              2,186
      Medical and other benefits payable                               (1,326)           (13,282)
      Advance premiums                                                      6             (1,433)
      Payables and accrued expenses                                      (182)             4,456
      Other liabilities                                                 2,467                949
-------------------------------------------------------------------------------------------------
Net cash provided by operating activities                              19,485                472


INVESTING ACTIVITIES
Purchases of available for sale securities                           (141,287)           (87,078)
Proceeds from sale of available for sale securities                   139,899             93,594
Proceeds from maturity of available for sale securities                 3,350              8,030
Purchases of held to maturity securities                               (1,925)                 -
Proceeds from maturity of held to maturity securities                   1,925                  -
Purchases of property and equipment                                    (6,257)            (4,349)
Proceeds from sale of property and equipment                                7                  8
-------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                    (4,288)            10,205


FINANCING ACTIVITIES
Issuance of common stock                                                2,897                 26
Purchase of treasury stock                                            (19,540)            (2,102)
Repayment of notes payable                                             (5,900)              (900)
-------------------------------------------------------------------------------------------------
Net cash used in financing activities                                 (22,543)            (2,976)
-------------------------------------------------------------------------------------------------

Cash and cash equivalents:
   Net increase (decrease)                                             (7,346)             7,701
   Balance at beginning of year                                        24,975             15,606
-------------------------------------------------------------------------------------------------
Balance at end of period                                          $    17,629        $    23,307
-------------------------------------------------------------------------------------------------



See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2002


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States ("GAAP") for complete financial statements. Certain reclassifications have been made to the 2001 financial information to conform to the 2002 presentation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the American Medical Security Group, Inc. (the "Company") annual report on Form 10-K for the year ended December 31, 2001.

2.  NEW ACCOUNTING STANDARD

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS ("Statement 142"). Statement 142 impacts the Company in two ways. First, goodwill is no longer amortized. Second, goodwill is subject to an initial impairment test in accordance with Statement 142, and any remaining balance of goodwill will be subject to future impairment testing. The Company completed the initial goodwill impairment test during the second quarter of 2002 with the assistance of outside valuation consultants. As a result of this impairment test, the Company recognized a non-cash goodwill impairment charge of approximately $60.1 million. The impairment charge is recorded as a cumulative effect of a change in accounting principle as of January 1, 2002, and therefore impacts the results for the first quarter of 2002 and results for the nine months ended September 30, 2002. Subsequent impairment tests will be performed at least annually, and future goodwill impairments, if any, will be classified as operating expenses in the Company's statement of operations.

The following table illustrates net income (loss) and net income (loss) per share adjusted to exclude the effects of amortizing goodwill:


                                                        Three Months Ended            Nine Months Ended
                                                           September 30,                September 30,
                                                  ---------------------------------------------------------------
(THOUSANDS, EXCEPT PER COMMON SHARE DATA)             2002          2001             2002           2001
-----------------------------------------------------------------------------------------------------------------

Reported net income (loss)                        $    5,738    $    3,504      $  (43,689)    $     (170)
Add back:  goodwill amortization                           -           671               -          2,013
-----------------------------------------------------------------------------------------------------------------
Adjusted net income (loss)                        $    5,738    $    4,175      $  (43,689)    $    1,843
-----------------------------------------------------------------------------------------------------------------

Basic earnings (loss) per common share:
   Reported net income (loss)                     $     0.45    $     0.25      $    (3.34)    $    (0.01)
   Goodwill amortization                                   -          0.05               -           0.14
-----------------------------------------------------------------------------------------------------------------
   Adjusted net income (loss)                     $     0.45    $     0.30      $    (3.34)    $     0.13
-----------------------------------------------------------------------------------------------------------------

Diluted earnings (loss) per common share:
   Reported net income (loss)                     $     0.42    $     0.25      $    (3.13)    $    (0.01)
   Goodwill amortization                                   -          0.05               -           0.14
-----------------------------------------------------------------------------------------------------------------
   Adjusted net income (loss)                     $     0.42    $     0.30      $    (3.13)    $     0.13
-----------------------------------------------------------------------------------------------------------------

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

The following table illustrates the computation of EPS for income (loss) from continuing operations and provides a reconciliation of the number of weighted average basic and diluted shares outstanding:

                                                       Three Months Ended              Nine Months Ended
                                                         September 30,                   September 30,
                                                  --------------------------------------------------------------
(THOUSANDS, EXCEPT PER COMMON SHARE DATA)              2002           2001           2002           2001
----------------------------------------------------------------------------------------------------------------
Numerator:
   Income (loss) before cumulative effect
     of a change in accounting principle          $    5,738    $    3,504      $   16,409     $     (170)
----------------------------------------------------------------------------------------------------------------

Denominator:
   Denominator for basic EPS                          12,890        13,992          13,099         14,081
   Effect of dilutive employee stock options             824            71             855              -
----------------------------------------------------------------------------------------------------------------
   Denominator for diluted EPS                        13,714        14,063          13,954         14,081
----------------------------------------------------------------------------------------------------------------

Earnings (loss) per common share
   before cumulative effect of a change
   in accounting principle:
   Basic                                          $     0.45    $     0.25      $     1.25     $    (0.01)
   Diluted                                        $     0.42    $     0.25      $     1.18     $    (0.01)
----------------------------------------------------------------------------------------------------------------

     The effect of dilutive  securities  was excluded from the diluted  earnings
(loss) per common share computation for the nine months ended September 30, 2001 because the Company had a net loss for this period; therefore, their inclusion would have been antidilutive. Certain options to purchase shares were not included in the computation of diluted earnings (loss) per common share because the options' exercise prices were greater than the average market price of the outstanding common shares for the period.

4.  COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is defined as net income (loss) plus or minus other comprehensive income (loss). For the Company, under existing accounting standards, other comprehensive income (loss) includes unrealized gains and losses, net of income tax effects, on certain investments in debt and equity securities. Comprehensive income (loss) for the Company is calculated as follows:


                                                       Three Months Ended             Nine Months Ended
                                                          September 30,                 September 30,
                                                  --------------------------------------------------------------
(THOUSANDS)                                            2002           2001           2002           2001
----------------------------------------------------------------------------------------------------------------
Net income (loss)                                 $    5,738     $    3,504     $  (43,689)    $     (170)
Unrealized gain on available
   for sale securities                                 4,604          4,944          5,752          7,932
----------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                       $   10,342     $    8,448     $  (37,937)    $    7,762
----------------------------------------------------------------------------------------------------------------

5.  CREDIT AGREEMENT

At September 30, 2002, the Company maintained a revolving bank line of credit agreement with an outstanding balance and maximum commitment of $30.2 million. At December 31, 2001, the outstanding balance and maximum commitment under the credit agreement was $35.2 million. The credit agreement contains customary covenants which, among other matters, require the Company to achieve minimum financial results and restrict the Company's ability to incur additional debt, pay future cash dividends and dispose of assets outside the ordinary course of business. The Company was in compliance with all such covenants at September 30, 2002 and anticipates continued compliance in the foreseeable future. The Company's obligations under the credit agreement are guaranteed by its subsidiary, American Medical Security Holdings, Inc. ("AMS Holdings"), and secured by pledges of stock of AMS Holdings and United Wisconsin Life Insurance Company ("UWLIC"), the Company's principal insurance subsidiary.

6.  CONTINGENCIES

In February 2000, a class action lawsuit was filed against the Company in the state of Florida alleging the Company did not follow Florida law when it discontinued writing certain health insurance policies and offered new policies in 1998. Plaintiffs claim the Company wrongfully terminated coverage, improperly notified insureds of conversion rights and charged improper premiums for new coverage. Plaintiffs also alleged that the Company's renewal rating methodology violates Florida law. On April 24, 2002, a Circuit Court Judge ruled against the Company and ordered the question of damages be tried at a later date. Plaintiffs are seeking damages unspecified in the complaint. A new judge has been assigned to the case and a trial date for the damages portion of the lawsuit has not yet been rescheduled.

In a separate administrative proceeding involving substantially similar issues, the Florida Department of Insurance issued an administrative complaint against the Company in May 2001, challenging the Company's rating and other practices in Florida relating to the Company's MedOneSM products for individuals and families. MedOneSM products sold by the Company in Florida are written pursuant to a group master policy issued to an association domiciled in another state. In a recommended order entered April 25, 2002, the Administrative Law Judge held that the evidence presented by the Florida Department of Insurance did not support a conclusion that the Company had violated any provisions of Florida law. The Administrative Law Judge recommended that all counts of the administrative complaint be dismissed. The recommended order was sent to the Commissioner of the Florida Department of Insurance for entry of a final order. On July 24, 2002, the Florida Department of Insurance issued a final order affirming the recommendations from the Administrative Law Judge with respect to six of eight counts. Among other things, the final order affirmed that the policy issued to the association was exempt from most Florida rating requirements. However, the Department reversed the Administrative Law Judge's finding that tier rating does not violate state law applicable to policies issued out of state, and ordered the suspension of the Company's license to sell new business in Florida for one year. The Department's order specifically permits the Company to continue to renew its existing business in Florida. On July 29, 2002, the First District Court of Appeals for the State of Florida stayed the order of the Florida Department of Insurance. The stay is effective until the Court of Appeals rules on the Company's request to overturn the order. The Company anticipates a reversal of the final order on appeal. The Company has voluntarily implemented a block rating system for its MedOneSM business in Florida effective November 1, 2002, and has discontinued its tier rating system in that state.

The Company is involved in various other legal and regulatory actions occurring in the normal course of business. These actions include threatened and actual challenges to the Company's rating methodology. Based on current information, including consultation with outside counsel, management believes any ultimate liability that may arise from the above-mentioned and all other legal and regulatory actions would not materially affect the Company's consolidated financial position or results of operations. However, management's evaluation of the likely impact of these actions could change in the future and an unfavorable outcome could have a material adverse effect on the Company's consolidated financial position, results of operations or cash flow of a future period.

7.  SEGMENT INFORMATION

The Company has two reportable segments: 1) health insurance products; and 2) life insurance products. The Company's health insurance products consist of the following coverages related to preferred provider organization products:
MedOneSM (for individuals and families) and small group medical, self funded medical, dental and short-term disability. Life products consist primarily of group term-life insurance. The "All Other" category includes operations not directly related to the business segments and unallocated corporate items (i.e., corporate investment income, interest expense on corporate debt, amortization of goodwill and intangibles and unallocated overhead expenses). The reportable segments are managed separately because they differ in the nature of the products offered and in profit margins.

The Company evaluates segment performance based on income or loss before income taxes, excluding gains and losses on the Company's investment portfolio. The accounting policies of the reportable segments are the same as those used to report the Company's consolidated financial statements. Intercompany transactions have been eliminated prior to reporting segment information.

A reconciliation of segment income (loss) before income taxes and cumulative effect of a change in accounting principle to consolidated income (loss) before income taxes is as follows:


                                                       Three Months Ended           Nine Months Ended
                                                         September 30,                September 30,
                                                  --------------------------------------------------------------
(THOUSANDS)                                            2002           2001           2002           2001
----------------------------------------------------------------------------------------------------------------
Health segment                                    $    8,488     $    5,788     $   24,940     $   (1,397)
Life segment                                           1,521          1,615          4,456          4,963
All other                                               (613)        (1,121)        (2,049)        (2,192)
----------------------------------------------------------------------------------------------------------------
Income before income taxes and cumulative effect  $    9,396     $    6,282     $   27,347     $    1,374
of a change in accounting principle
----------------------------------------------------------------------------------------------------------------

                                        9

Operating results and statistics for each of the Company's segments are as follows:

                                                           Three Months Ended               Nine Months Ended
HEALTH SEGMENT                                               September 30,                    September 30,
                                                        ----------------------------------------------------------
(THOUSANDS)                                               2002           2001              2002           2001
------------------------------------------------------------------------------------------------------------------

REVENUES
   Insurance premiums                                   $  183,752    $  200,256        $  561,786     $  626,354
   Net investment income                                     1,484         2,299             5,227          7,014
   Other revenue                                             4,115         4,370            12,638         12,957
------------------------------------------------------------------------------------------------------------------
Total revenues                                             189,351       206,925           579,651        646,325


EXPENSES
   Medical and other benefits                              123,792       142,766           382,541        461,944
   Selling, general and administrative                      57,071        58,371           172,170        185,778
------------------------------------------------------------------------------------------------------------------
Total expenses                                             180,863       201,137           554,711        647,722
------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                       $    8,488    $    5,788        $   24,940     $   (1,397)
------------------------------------------------------------------------------------------------------------------


Loss ratio                                                    67.4%         71.3%             68.1%          73.8%
Expense ratio                                                 28.8%         27.0%             28.4%          27.6%
------------------------------------------------------------------------------------------------------------------
Combined ratio                                                96.2%         98.3%             96.5%         101.4%
------------------------------------------------------------------------------------------------------------------


Health membership at end of period:
   Fully insured medical                                   309,980       363,922
   Self funded medical                                      43,426        45,180
   Dental                                                  235,454       257,970
---------------------------------------------------------------------------------
Total health membership                                    588,860       667,072
---------------------------------------------------------------------------------


                                                           Three Months Ended               Nine Months Ended
LIFE SEGMENT                                                 September 30,                    September 30,
                                                        ----------------------------------------------------------
(THOUSANDS)                                                2002           2001              2002           2001
------------------------------------------------------------------------------------------------------------------
REVENUES
   Insurance premiums                                   $    3,383    $    4,135        $   10,534     $   13,581
   Net investment income                                       141           160               444            496
   Other revenue                                                27            38                88            120
------------------------------------------------------------------------------------------------------------------
Total revenues                                               3,551         4,333            11,066         14,197


EXPENSES
   Medical and other benefits                                  907         1,356             3,142          5,038
   Selling, general and administrative                       1,123         1,362             3,468          4,196
------------------------------------------------------------------------------------------------------------------
Total expenses                                               2,030         2,718             6,610          9,234
------------------------------------------------------------------------------------------------------------------
Income before income taxes                              $    1,521    $    1,615        $    4,456     $    4,963
------------------------------------------------------------------------------------------------------------------


Loss ratio                                                    26.8%         32.8%             29.8%          37.1%
Expense ratio                                                 32.4%         32.0%             32.1%          30.0%
------------------------------------------------------------------------------------------------------------------
Combined ratio                                                59.2%         64.8%             61.9%          67.1%
-------------------------------------------------------------------------------------------------------------------


Life membership at end of period                           158,343       196,035
---------------------------------------------------------------------------------

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

RESULTS OF OPERATIONS

The Company reported net income of $5.7 million or $0.42 per diluted share for the third quarter of 2002, compared to net income of $3.5 million or $0.25 per diluted share for the third quarter of 2001. The third quarter of 2002 represents the Company's eighth consecutive quarter of improved earnings per share, excluding non-recurring items. For the nine month period ended September 30, 2002, the Company reported a net loss of $43.7 million or $3.13 per diluted share, including a $60.1 million write-down of goodwill during the first quarter of 2002, resulting from the implementation of a new accounting principle. Income before cumulative effect of a change in accounting principle was $16.4 million for the nine months ended September 30, 2002, compared with a net loss of $0.2 million for the same period of the prior year.

The improvement in profitability from the prior year emanates principally from a lower MedOneSM and small employer group loss ratio as premiums per member per month continue to increase faster than claims per member per month. The improvement in the loss ratio is primarily attributed to management's strategic actions including increased premium rates on new and renewal business, focused marketing efforts for small employer group products in markets with the best prospects for profitability and future growth, and redesigned products to meet the changing needs of today's insurance consumers. The elimination of goodwill amortization due to a change in accounting for goodwill and other intangible assets contributed approximately $0.05 per diluted share to third quarter 2002 earnings and $0.14 per diluted share for the nine months ended September 30, 2002. See the table in Note 2 to the Company's condensed consolidated financial statements for an illustration of the impact of the accounting method change.

Effective January 1, 2002, the Company adopted new rules on accounting for goodwill and other intangible assets. The new rules impact the Company in two ways. First, goodwill is no longer amortized. Second, goodwill is subject to an initial impairment test in accordance with the new rules, and any remaining balance of goodwill will be subject to future impairment testing. The Company completed the initial goodwill impairment test during the second quarter of 2002 with the assistance of outside valuation consultants. As a result of this impairment test, the Company recognized a non-cash goodwill impairment charge of approximately $60.1 million, which is classified as a cumulative effect of a change in accounting principle as of January 1, 2002. The impairment charge has no impact on cash flows or the statutory-basis capital and surplus of the Company's insurance subsidiaries. Subsequent impairment tests will be performed at least annually, and future goodwill impairments, if any, will be classified as operating expenses in the Company's statement of operations.

INSURANCE PREMIUMS AND MEMBERSHIP

Insurance premiums for the three months ended September 30, 2002 decreased 8.5% to $187.1 million from $204.4 million for the same period in 2001. For the nine month period ended September 30, 2002, insurance premiums decreased 10.6% to $572.3 million from $640.5 million for the same period in the prior year. The decrease primarily resulted from a decline in membership. Total medical and dental membership declined from 667,072 members at September 30, 2001 to 588,860 members at September 30, 2002. The membership decrease from the prior year is primarily the result of the Company's efforts in terminating business in several unprofitable markets. Premium rate increases resulting in lower new sales and higher lapse rates on existing business also contributed to the membership decline. Partially offsetting the effect of declining membership was the rise in premium rates on the continuing block of business. Average fully insured medical premium per member per month for the nine months ended September 30, 2002 increased by 12.0% to $170, compared to the same period in 2001, reflecting the Company's continued pricing discipline. Membership at the end of the third quarter 2002 also declined compared to membership of 597,983 at the end of the second quarter of 2002. Management believes the membership decline in the third quarter resulted from a reduction in new sales primarily due to negative national publicity surrounding the Company's tier rating system and the related legal matters in the state of Florida.

The Company is currently expanding and realigning its sales organization to improve new member enrollment and persistency. The Company continues to analyze its pricing posture in key states to ensure competitiveness, roll out new products, establish regional marketing centers to expand distribution of the Company's MedOneSM product, and implement aggressive agent recruitment and incentive programs. Management is also continuing its focus on the Company's small group business, which is experiencing increased new member enrollment as well as improved profitability.

NET INVESTMENT INCOME

Net investment income was $3.6 million for the three months ended September 30, 2002, compared to $4.3 million for the same period in 2001. For the nine month period ended September 30, 2002, net investment income decreased to $11.3 million from $13.2 million for the same period in the prior year. The decrease in net investment income is due primarily to a decrease in the average annual investment yield from 2001 to 2002. The average annual investment yield was 5.5% for the first nine months of 2002 compared to 6.6% for the first nine months of 2001.

LOSS RATIO

The health loss ratio for the third quarter of 2002 was 67.4% compared to 71.3% for the third quarter of 2001. The health loss ratio for the nine months ended September 30, 2002 was 68.1% compared to 73.8% for the nine months ended
September 30, 2001. The third quarter 2002 health loss ratio is at its lowest point in three years. The significant improvement was due to management's actions and strategies to increase premium rates and combat the impact of medical inflation. These actions included premium rate increases, claims cost control initiatives and the exit from unprofitable small group markets. The reduction also reflects increased sales of MedOneSM products, which are priced for a lower loss ratio but have higher selling and administrative costs. As anticipated, claim costs per member per month have increased slightly, but were surpassed by increased premiums per member per month. Average premium per member per month for the nine months ended September 30, 2002 increased 12.0% compared to the same period in 2001. Average claims costs increased only 4.2% over the same period. Medical and other benefits payable includes the Company's estimated cost to settle or resolve claims-related litigation. Management closely monitors developments in litigation and emerging trends in claims costs to determine the adequacy and reasonableness of the Company's related reserves and adjusts such reserves when necessary.

The life segment loss ratio for the three months ended September 30, 2002 was 26.8% compared to 32.8% for the three months ended September 30, 2001. The life segment loss ratio may fluctuate from quarter to quarter as actual life claims experience fluctuates. The life segment loss ratio for the nine months ended September 30, 2002 was 29.8% compared with 37.1% for the same period in 2001.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE RATIO

The selling, general and administrative ("SG&A") expense ratio includes commissions and selling expenses, administrative expenses (less other revenues), and premium taxes and assessments. The SG&A expense ratio for health segment products for the three months ended September 30, 2002 was 28.8%. This compares to the third quarter of 2001 SG&A expense ratio of 27.0%. The SG&A expense ratio has increased over the past two years. The increase largely reflects lower premium volume and a product mix change driven by growth in the MedOneSM business, which has higher selling and administrative costs but lower claim costs than small employer group products.

OTHER MATTERS

In twenty-two states, the Company uses a methodology for computing renewal premium for its MedOneSM products known as "tier rating." In ten states, the Company uses a "block rating" methodology. In August 2002, the Company announced that by January 1, 2003, it would implement a block rating system for all of its MedOneSM health benefit products in all states in which it does business. This change has been fully implemented for all business renewing on or after January 1, 2003. Management believes the change will have no material effect on future earnings. The Company's tier rating methodology has been the subject of significant adverse publicity and actual and threatened litigation. See Note 6 to the Company's condensed consolidated financial statements and Part II, Item 1, Legal Proceedings.

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

The Company's cash provided by operations was $19.5 million for the nine months ended September 30, 2002, already exceeding cash flow provided by operations for the full year of 2001 of $17.6 million. Cash provided by operations was $0.5 million for the nine months ended September 30, 2001. The improvement in cash flow primarily reflects increased profitability of the Company. Management expects positive cash provided by operations during the fourth quarter of 2002.

The Company's investment portfolio consists primarily of investment grade bonds and has limited exposure to equity securities. At September 30, 2002 and December 31, 2001, greater than 99% of the Company's investment portfolio was invested in bonds. The bond portfolio had an average quality rating of AA at September 30, 2002 and December 31, 2001, as measured by Standard & Poor's Corporation. The majority of the bond portfolio was classified as available for sale. The Company has no investment in mortgage loans, non-publicly traded securities (except for principal only strips of U.S. Government securities), real estate held for investment or financial derivatives.

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

At September 30, 2002, the Company maintained a revolving bank line of credit agreement with an outstanding balance and maximum commitment of $30.2 million. At December 31, 2001, the outstanding balance and maximum commitment under the credit agreement was $35.2 million. The credit agreement contains customary covenants which, among other matters, require the Company to achieve minimum financial results and restrict the Company's ability to incur additional debt, pay future cash dividends and dispose of assets outside the ordinary course of business. The Company was in compliance with all such covenants at September 30, 2002 and anticipates continued compliance in the foreseeable future. The Company's obligations under the credit agreement are guaranteed by its subsidiary, American Medical Security Holdings, Inc. ("AMS Holdings"), and secured by pledges of stock of AMS Holdings and UWLIC.

During the first quarter of 2002, the Company entered into a stock purchase agreement with Cobalt Corporation ("Cobalt") and its wholly owned subsidiary, Blue Cross & Blue Shield United of Wisconsin ("BCBSUW"), the Company's largest shareholder, to repurchase 1.4 million shares of the Company's common stock owned by BCBSUW at a total cost of $19.5 million, including related transaction costs. In conjunction with the stock repurchase, BCBSUW completed the sale of 3,001,500 shares of the Company's common stock in an underwritten secondary offering during the second quarter of 2002. The public offering price was $18.00 per share. As a result of these transactions, Cobalt's ownership of the Company was reduced from approximately 45% at December 31, 2001 to approximately 15% at the end of the second quarter of 2002. As a result of open market sales during the third quarter, Cobalt owned approximately 13% of the Company's outstanding common stock at September 30, 2002.

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

     o The Company's ability to distribute and sell its products profitably, including its ability to retain key producing sales agents and maintain satisfactory relationships with independent agents who sell the Company's products, and the Company's ability to expand its distribution network through regional marketing centers and by other means, generate new sales, retain existing members, predict future health care cost trends and adequately price its products, and control expenses during a time of declining revenue and membership.
          Competitive factors such as the entrance of additional competitors into the Company's markets and competitive pricing practices also can have an uncertain effect on the Company's sales.

     o Publicity about the Company that affects or may affect the Company's sales or its relationship with regulators.

     o Federal and state laws adopted in recent years, currently proposed, or that may be proposed in the future, which affect or may affect the Company's operations, products, profitability or business prospects, such as the Health Insurance Portability and Accountability Act of 1996 privacy rules, U.S. Department of Labor claims procedures for employee benefit plans, proposed Patients' Bill of Rights, and state prompt pay laws for the payment of claims. Reform laws adopted in recent years generally limit the ability of the Company to use risk selection as a method of controlling costs for its small employer group business.

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

     o Factors related to the Company's efforts to maintain an appropriate medical loss ratio in its small employer group health and MedOneSM health business, (including implementing significant rate increases, terminating business in unprofitable markets, introducing redesigned products and implementing a block rating methodology for the Company's MedOneSM business), and the willingness of employers and individuals to accept rate increases, premium repricing and redesigned products.

     o    The development of and changes in claims reserves.

     o The effectiveness of the Company's strategy to expand sales of its MedOneSM products for individuals and families, to focus its small employer group health product sales in core markets and to grow its ancillary products, including its dental, life, and self-funded benefit administration business.

     o The cost and other effects of legal and administrative proceedings particularly as they relate to the Company's health insurance business, including the expense of investigating, litigating and settling claims or paying judgments against the Company which may include substantial non-economic, treble or punitive damages; and the general increase in litigation involving health insurers and the Company's rating methodology.

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

Item 4.  Controls and Procedures

In order to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported on a timely basis, the Company has formalized its disclosure controls and procedures. The Company's principal executive officer and principal financial officer have reviewed and evaluated the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "evaluation date"). Based on such evaluation, such officers have concluded that, as of the evaluation date, the Company's disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company required to be included in the Company's periodic SEC filings. Since the evaluation date, there have not been any significant changes in the internal controls of the Company, or in other factors that could significantly affect these controls subsequent to the evaluation date.

PART II.      OTHER INFORMATION

Item 1.  Legal Proceedings

The following report of recent developments in previously reported legal proceedings should be read in conjunction with Item 3, Legal Proceedings, in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2001 and Item 1, Legal Proceedings, in the Company's quarterly reports on Form 10-Q for the quarters ended March 31, 2002 and June 30, 2002.

FLORIDA REGULATORY ACTION AND CLASS ACTION LITIGATION

A class action lawsuit was filed against two of the Company's subsidiaries, American Medical Security, Inc. ("AMS") and United Wisconsin Life Insurance Company ("UWLIC"), in February 2000 in the Circuit Court for Palm Beach County, Florida, by Evelyn Addison and others alleging that the Company failed to follow Florida law when it discontinued writing certain health insurance policies and offering new policies in 1998, and that the Company wrongfully terminated coverage, improperly notified insureds of conversion rights and charged improper premiums for new coverage. Plaintiffs also alleged that UWLIC's renewal rating methodology violates Florida law. Plaintiffs are seeking damages unspecified in the complaint.

In a final judgment entered April 24, 2002, the Circuit Court Judge in the class action lawsuit found, among other things, that the policy issued by the Company outside Florida was not exempt from any Florida rating laws and ordered that the question of damages be tried before a jury. On September 9, 2002, the Circuit Court Judge declared a mistrial in the damages portion of the lawsuit on the grounds that the trial could not be completed within the time constraints of the Court, and indicated his intention to reschedule the trial for January 2003. On September 27, 2002, the Circuit Court Judge recused himself from the case. A new judge has been assigned to the case and a trial date for the damages portion of the lawsuit has not yet been rescheduled.

In a separate proceeding involving substantially similar issues, the Florida Department of Insurance issued an administrative complaint in May 2001 against UWLIC, a wholly owned subsidiary of the Company, challenging UWLIC's rating and other practices in Florida relating to UWLIC's MedOneSM products for individuals and their families. MedOneSM products sold by UWLIC in Florida are written pursuant to a group master policy issued to an association domiciled in another state. In a recommended order entered April 25, 2002, the Administrative Law Judge held that the evidence presented by the Florida Department of Insurance did not support a conclusion that UWLIC had violated any provisions of Florida law and recommended that all counts of the Department's administrative complaint be dismissed. The recommended order was sent to the Commissioner of the Florida Department of Insurance for entry of a final order. On July 24, 2002, the
Florida Department of Insurance issued a final order affirming the recommendations from the Administrative Law Judge with respect to six of eight counts. Among other things, the final order affirmed that the policy issued to the association was exempt from most Florida rating requirements. However, the Department reversed the Administrative Law Judge's finding that tier rating does not violate state law applicable to policies issued out of state, and ordered the suspension of UWLIC's license to sell new business in Florida for one year. The Department's order specifically permits UWLIC to continue to renew its existing business in Florida. On July 29, 2002, the First District Court of Appeals for the State of Florida stayed the order of the Florida Department of Insurance. The stay is effective until the Court of Appeals rules on the Company's request to overturn the order. The Company anticipates a reversal of the final order on appeal. Although the Company believes tier rating is a legal rating methodology in all the states where it is used, the Company has decided to voluntarily replace its tier rating method with a block rating system for all of its MedOneSM products by the end of 2002 due to adverse publicity and misperceptions about tier rating.

ALABAMA LAWSUIT

On April 28, 2001, Evelyn Saucier and others filed suit in the Circuit Court of Mobile County, Alabama against two of the Company's subsidiaries, AMS and UWLIC, seeking damages relating to alleged misrepresentations of the rating methodology that would be used by the Company. In February, 2002, this case was consolidated with one other case. The complaint was later amended to add additional plaintiffs and now involves a total of 32 plaintiffs. The Company believes that this lawsuit is unfounded and the disputed amounts of rate increases are immaterial to the financial condition of the Company. Nevertheless, Alabama juries have, in the past, given large awards for emotional distress in contract cases and have awarded punitive damages substantially higher than the level of economic damages incurred. The Company intends to vigorously defend this action.

The Company is involved in various other legal and regulatory actions occurring in the normal course of business. These actions include threatened and actual challenges to the Company's rating methodology. Based on current information, including consultation with outside counsel, management believes any ultimate liability that may arise from the above-mentioned and all other legal and regulatory actions would not materially affect the Company's consolidated financial position or results of operations. However, management's evaluation of the likely impact of these actions could change in the future and an unfavorable outcome could have a material adverse effect on the Company's consolidated financial position, results of operations or cash flow of a future period.

Item 6.  Exhibits and Reports on Form 8-K

(a)      EXHIBITS

See the Exhibit Index following the Signature page of this report, which is incorporated herein by reference.

(b)      REPORTS ON FORM 8-K

The following reports on Form 8-K were filed or submitted during the third quarter of 2002:

     o A Form 8-K dated July 24, 2002, was filed by the Company on July 31, 2002, to report recent developments in previously reported legal proceedings.

     o A Form 8-K dated September 9, 2002, was filed by the Company on September 9, 2002, to report recent developments in a previously reported legal proceeding.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:   November 13, 2002


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

CERTIFICATIONS

I, Samuel V. Miller, Chief Executive Officer of American Medical Security Group, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of American Medical Security Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   NOVEMBER 13, 2002                            /S/ SAMUEL V. MILLER
                                                     Chief Executive Officer

I, Gary D. Guengerich, Chief Financial Officer of American Medical Security Group, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of American Medical Security Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  NOVEMBER 13, 2002                             /S/ GARY D. GUENGERICH
                                                     Chief Financial Officer

                      AMERICAN MEDICAL SECURITY GROUP, INC.

                               (the "Registrant")

                          (Commission File No. 1-13154)

                                  EXHIBIT INDEX

                                       TO

                           FORM 10-Q QUARTERLY REPORT

                      for quarter ended September 30, 2002


 EXHIBIT                                         INCORPORATED HEREIN     Filed
 NUMBER    DESCRIPTION                             BY REFERENCE TO      HEREWITH

   4.1     Sixth Amendment dated as of           Exhibit 4.1 to the
           August 1, 2002 to Credit              Registrant's Form
           Agreement dated as of March 24,       10-Q for the quarter
           2000 among the Registrant,            ended June 30, 2002
           LaSalle Bank National Association
           and other Lenders

  10.1     Retirement Agreement dated as of                                 X
           August 1, 2002 between the Registrant
           and Gary D. Guengerich

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