Form 10-K
period 2002-12-31
AMERICAN MEDICAL SECURITY GROUP INC
filed 2003-03-17
CIK 878897

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------

                                    FORM 10-K

      [ X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934
             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                                       OR
      [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _____________ to _______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

The aggregate market value of the shares of outstanding Common Stock held by non-affiliates of the registrant was approximately $259,000,000 as of June 28, 2002, assuming solely for purposes of this calculation that all directors and executive officers of the Registrant are "affiliates." This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 2003, there were outstanding 12,913,398 shares of Common
Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
    Portions of American Medical Security Group, Inc. Proxy Statement for its
      Annual Meeting of Shareholders to be held on May 21, 2003 (Part III)

================================================================================

                      AMERICAN MEDICAL SECURITY GROUP, INC.
                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K
                      For the Year Ended December 31, 2002

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


PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters.................................13
Item 6.    Selected Financial Data...............................................................................14
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.................15
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk ...........................................26
Item 8.    Financial Statements and Supplementary Data...........................................................27
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..................51


PART III

Item 10.   Directors and Executive Officers of the Registrant....................................................52
Item 11.   Executive Compensation................................................................................52
Item 12.   Security Ownership of Certain Beneficial Owners and Management and
           Related Stockholder Matters ..........................................................................52
Item 13.   Certain Relationships and Related Transactions........................................................52
Item 14.   Controls and Procedures...............................................................................52


PART IV

Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K......................................53
           Schedule II -  Condensed Financial Information of Registrant..........................................54
           Schedule III - Supplementary Insurance Information....................................................57
           Schedule IV - Reinsurance.............................................................................58
           Schedule V - Valuation and Qualifying Accounts........................................................59
Signatures ......................................................................................................60
Certifications...................................................................................................61
Exhibit Index..................................................................................................EX-1

                                     PART I

ITEM 1.    BUSINESS

FORWARD-LOOKING STATEMENTS

This document includes "forward-looking" statements within the meaning of the safe harbor provisions of the United States Private Securities Litigation Reform Act of 1995. When used, the terms "anticipate," "believe," "estimate," "expect," "may," "objective," "plan," "possible," "potential," "project," "will" and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to inherent risks, uncertainties and assumptions that may cause actual results or events to differ materially from those that are described. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that may cause actual results or events to differ are described in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Factors." The Company does not undertake any obligation to update or revise such statements as a result of new information, future events or otherwise.

GENERAL

American Medical Security Group, Inc. is a provider of individual and small employer group insurance products. As used herein, "the Company" refers to American Medical Security Group, Inc. and its subsidiaries. The Company's principal product offering is health insurance for individuals and small employer groups. The Company also offers life, dental, prescription drug, disability and accidental death insurance, and provides self-funded benefit administration. See the Company's Notes to Consolidated Financial Statements,
Note 12, "Segments of the Business" for information concerning the Company's two reportable segments: health insurance products (which accounted for approximately 97% of the Company's revenue for the years ended December 31, 2002 and 2001) and life insurance products.

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

In September 1998, when the name of the Company was United Wisconsin Services, Inc., the Company spun off its managed care companies and specialty products business to the Company's shareholders. The Company transferred all of its subsidiaries comprising the managed care and specialty products business to a newly created subsidiary named Newco/UWS, Inc., a Wisconsin corporation, and distributed 100% of the issued and outstanding shares of common stock of Newco/UWS, Inc. to the Company's shareholders. In connection with the spin-off, the Company adopted its current name of American Medical Security Group, Inc., and Newco/UWS, Inc. changed its name to United Wisconsin Services, Inc., which has since changed its name to Cobalt Corporation.

AVAILABLE INFORMATION

The Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through the Company's website at http://www.eams.com as soon as reasonably practicable after the Company electronically files such reports with the Securities and Exchange Commission.

PRODUCTS

The Company provides tailored products to meet the varied health insurance needs of its primary markets, including small employer groups, individuals and their families. Features commonly found in the Company's products include:

   o Choice of co-payment, deductible and coinsurance levels
   o Choice of PPO networks
   o Availability of comprehensive prescription drug coverage
   o Wellness and routine care coverage
   o Nurse Healthline, Inc., the Company's 24 hour-a-day health information line

SMALL EMPLOYER GROUP

Small employer group medical insurance products are targeted to employer groups with 2 to 50 employees. The Company's average in-force group size was approximately six employees as of December 31, 2002. Distributed through a network of independent agents, small employer group products are customized for businesses to offer their employees multiple health plan options in a single package. For example, this strategy allows an employer with four employees to offer four different and distinct health plans, one for each employee. Although the premium cost of the plans may vary, the ability to offer different plans to individual employees is without any additional cost to the employer. In 2002, the Company continued the introduction of small employer group products that were redesigned to provide for more patient responsibility for routine health care.

MEDONE(SM)

MedOne(SM) medical insurance products are marketed to individuals and their families. These products are designed to meet the various health insurance needs and budgets of consumers. Sold through independent agents, MedOne(SM) insurance products are designed for cost-conscious consumers and feature more attractive premium rates, protection from catastrophic medical costs and increased patient responsibility for routine health expenses. Individuals may select various deductible and co-payment features to fit their needs and budgets. In addition, the Company offers custom, private label products for individuals and families that are sold through arrangements with select general agents. In 2002, the Company consolidated the number of offerings for its MedOne(SM) plan options.

DENTAL

The Company's dental products offer members a choice in benefit plans, with access to any dental provider in most markets, and coverage for a complete range of dental services from preventative maintenance to major dental expenses. The Company's dental products can be purchased through employer-sponsored plans or on a voluntary basis with no employer contribution requirements. Dental coverage can be purchased with the Company's group medical insurance or on a stand-alone basis. Approximately 70% of the Company's dental members have stand-alone plans.

OTHER

The Company also sells fully insured products to employers having in excess of 50 employees. These products have the same features as the Company's products sold to small employer groups. In addition, the Company offers self-funded benefit administration services for employers that want to assume a portion of the financial risk for their own health plans. In conjunction with the Company's benefit administration services, the Company offers excess loss reinsurance to cover catastrophic losses of the self-funded plan. Additionally, the Company offers COBRA administration services to groups subject to regulations under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended.

The Company augments its core business with a select line of products and services. Ancillary benefits available with the Company's plans include term life, short-term medical, short-term disability, accidental death and dependent life insurance. Voluntary term life insurance products may be elected by employees with no employer contribution requirements.

The Company provides members with toll-free, personal customer service 24 hours a day, seven days a week. In addition, through the Company's wholly owned subsidiary, Nurse Healthline, Inc., members have access to a toll-free 24 hour-a-day health information line staffed by registered nurses.

SALES AND MARKETING

The Company currently markets its products in 32 states and the District of Columbia. At December 31, 2002, the Company's leading states with respect to medical membership were Florida, Illinois, Texas and Michigan, each individually representing approximately 10% of the Company's total medical membership.

Product sales are conducted through approximately 27,000 licensed independent agents, an 8% increase in the number of agents from the prior year. During 2002, the Company continued to increase the number of agents selling its products to support the Company's initiative to grow MedOne(SM) sales. Agents are paid commissions on premiums generated from new and renewal sales. The Company offers an attractive incentive and service package to agents, establishing itself as an agent-friendly company.

During 2002, the Company expanded and realigned its sales organization and brought in new leadership in sales and support areas. The Company operates 17 regional sales offices located throughout the United States to coordinate the Company's sales and marketing efforts for all of its products. The sales offices are staffed by approximately 75 sales managers who manage the Company's relationship with the independent agents. Sales office staff also provide product training to agents and support local agent needs.

In late 2002, the Company enhanced its marketing approach for its small employer group products with the introduction of a computer-based quoting tool that allows agents to rapidly calculate both employer and employee contribution rates for multiple plan designs.

The Company also utilizes select general agents to sell custom, private label products for individuals and their families. These independent agents produce business through lead generation and independent sub-agents located throughout the Company's sales territory. In 2002, the Company began contracting with regional marketing centers to focus on sales of the Company's MedOne(SM) products. Regional marketing centers are independent agencies employing broad-based, mass marketing techniques to sell health insurance to individuals and families. The Company currently has contracts with seven regional marketing centers. The Company also markets, on a limited basis, a MedOne(SM) medical insurance product for individuals and their families over the Internet through several online insurance agencies.

COMPETITION

The market for the Company's insurance products is highly competitive. The major competition for the Company's products comes from national and regional firms. Many of the Company's competitors have larger membership in regional markets or greater financial resources. The small employer group and individual health insurance business is typically agency-controlled, highly price sensitive and put out for bid more frequently than larger group business. In addition, because most of the Company's products are marketed primarily through independent agencies, most of which represent more than one company, the Company experiences competition within each agency. The Company and other insurers in the small group health insurance market compete primarily on the basis of price, benefit plan design, strength of provider networks, quality of customer service, reputation and quality of agency relations.

PROVIDERS

The Company has arrangements with approximately 70 commercial preferred provider networks for its fully insured and self-funded product offerings. The networks recruit and maintain providers representing a wide variety of specialty areas. Other than the commercial PPO network operated by the Company's wholly owned subsidiary, Accountable Health Plans of America, Inc., the Company generally does not contract directly with providers.

Accountable Health Plans of America, Inc., operates a commercial PPO network that contracts with providers primarily in Texas, Florida, Iowa, Nebraska, Wisconsin, Arizona, North Dakota and South Dakota. Approximately 17% of the Company's medical members utilized this network in 2002. The Company leases this PPO network to other insurers, third party administrators and employers that self insure their benefit plans for a monthly per member fee. Approximately 73% of Accountable Health Plan's membership is derived from these other sources.

The Company contracts with an outside pharmacy benefit manager to provide prescription drug benefits to its members. The Company entered into a five-year pharmacy benefit management agreement that became effective January 1, 2003. This arrangement allows members to access their prescription benefits at thousands of retail outlets nationwide or through a mail-order service. The new pharmacy benefit manager focuses on disease management efforts for certain conditions through patient education.

MEDICAL MANAGEMENT SERVICES

The Company's care management model is a single streamlined process merging utilization review, pre-certification, concurrent review and retrospective review with discharge planning and case management. Under this model certain patients are assigned a care manager to assist the insured during the entire episode of care. This integrated model is designed to support physician-directed treatment plans, improve cost savings, promote quality of care for the Company's members and enhance member and provider satisfaction. The Company continues to apply the more traditional approach to reviewing certain select hospital admission and medical services; however, for other complex and costly conditions, it applies this proactive care management approach. The Company's care management team provides coordination of care to patients with chronic, complex medical conditions. Designated clinical staff manage transplant-related care situations. Licensed physicians and nurse professionals provide clinical direction for the Company's medical management services. The Company's utilization review activities meet national standards and are accredited by URAC, also know as American Accreditation HealthCare Commission, an organization that establishes standards for the health care industry.

The Company also offers a demand management telephone service through its wholly owned subsidiary, Nurse Healthline, Inc. Members can access Nurse Healthline registered nurses 24 hours a day, 365 days a year. By using a computerized algorithm-based system, Nurse Healthline is able to provide information to members to assist them in gauging the relative severity of a problem and accessing appropriate health care. Nurse Healthline also offers a maternal wellness program designed to encourage expectant mothers to receive appropriate prenatal care, to provide them with educational materials and, if appropriate, to refer them to the Company's care management staff. In 2002, Nurse Healthline implemented a Heart Healthy Program that targets members with heart conditions or who have had cardiac procedures.

The Company's subrogation department is responsible for investigating potential liability for injury claims to determine if other insurance coverage is available or considered primary. Claims are identified primarily through the use of a diagnosis code table built into the adjudication system, and are investigated via the telephone to expedite the process. The majority of savings achieved are due to the identification of motor vehicle accidents, as well as work-related injuries and illnesses.

The Company's special investigation team proactively searches for fraud and abuse on questionable claims submitted by providers and insureds. The Company is a corporate member of the National Healthcare Anti-Fraud Association. When appropriate, information is shared with the federal and state regulatory and law enforcement agencies. In addition, the Company pursues recoveries post-adjudication when fraud or misrepresentation has been established.

OPERATIONS AND INFORMATION TECHNOLOGY

The Company's core operational and administrative functions are currently supported by a single, custom-built, fully integrated management information system. The Company's current information system supports all operational functions including: underwriting, billing, enrollment, claims processing, customer service, agent licensing and compensation, utilization management, network analysis and sales reporting. The Company uses extensive personal computer-based network and software applications that are integrated with the Company's platform system. The Company has integrated software into its system with specific functionality for case management and for the repricing of claims in accordance with PPO contracts providing for further cost savings.

The Company continuously explores ways to upgrade and enhance its technology and software applications to meet business needs. In an effort to continue supporting business growth, operational efficiencies, service improvements and future administrative cost savings, beginning in 2003 the Company will invest in an enterprise-wide information technology modernization project. The project involves the purchase of software applications and the utilization of internal and external technology and consulting resources to support most of the Company's major business processes. The design, development and implementation is scheduled to occur over the next few years.

The Company's customer service center is open 24 hours a day. The Company also offers a customer self-service center where members can use the Internet to check the status of claims, order identification cards, update addresses and locate medical providers. The Company also provides an Internet website for its independent sales agents. The website allows agents to check enrollment, view new business status, review all active and pending business, and access product materials, provider information and administrative forms.

REINSURANCE

The Company has entered into a variety of reinsurance arrangements under which it cedes business to other insurance companies to mitigate large claim risk and assumes risk from other insurance carriers in connection with certain acquisitions and other business. The Company transfers, through excess loss arrangements, certain of the Company's risks on its small employer group and MedOne(SM) health and life insurance business. This reinsurance allows for greater diversification of risk to control exposure to potential losses arising from large claims. In addition, it permits the Company to enhance its premium and asset growth while maintaining favorable risk-based capital ratios. All excess loss reinsurers with which the Company contracts are currently rated A- (Excellent) or better by A.M. Best Company. See the Company's Notes to Consolidated Financial Statements, Note 1, "Organization and Significant Accounting Policies-Reinsurance" for a summary of reinsurance assumed and ceded.

INVESTMENTS

The Company attempts to minimize its business risk through conservative investment policies. Investment guidelines set quality, concentration and return parameters. Individual fixed income issues must carry an investment grade rating at the time of purchase, with an ongoing average portfolio rating of "A-" or better, based on ratings of Standard & Poor's Corporation or another nationally recognized securities rating organization. Investment grade debt securities made up over 97% of the Company's total investment portfolio at December 31, 2002. Below investment grade debt securities in the Company's investment portfolio were investment grade when purchased and subsequently downgraded. The Company invests in securities authorized by applicable state laws and regulations and follows investment policies designed to maximize yield, preserve principal, provide liquidity and add value relative to a market index. The Company's portfolio contains no investments in mortgage loans, nonpublicly traded securities, real estate held for investment or financial derivatives.

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

REGULATION

Government regulation of employee benefit plans, including health care coverage and health plans, is a changing area of law that varies from jurisdiction to jurisdiction and generally gives responsible state and federal administrative agencies broad discretion with respect to the regulation of health plans, health insurers and related entities. The Company strives to maintain compliance in all material respects with all federal and state regulations applicable to its current operations. To maintain such compliance, it may be necessary for the Company to make changes from time to time in the Company's services, products, structure or operations. Additional governmental regulation or future interpretation of existing regulations could increase the cost of the Company's compliance or otherwise affect the Company's operations, products, profitability or business prospects.

The Company is unable to predict what additional government regulations affecting its business may be enacted in the future or how existing or future regulations might be interpreted. Most jurisdictions have enacted small employer group insurance and rating reforms that generally limit the ability of insurers and health plans to use risk selection as a method of controlling costs for the small employer group business. These laws sometimes limit or eliminate use of pre-existing condition exclusions, use of health status and rating and use of industry codes and rating, and limit the amount of rate increases from year to year. Under these laws, cost control through provider contracting and managing care may become more important, and the Company believes its experience in these areas will allow it to compete effectively. The Company regularly monitors state and federal legislative and regulatory activity as it affects the Company's business.

FEDERAL INSURANCE REGULATION

In recent years, federal legislation significantly expanded federal regulation of small group health plans and health care coverage. The Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), places restrictions on the use of pre-existing conditions and eligibility restrictions based upon health status, and prohibits cancellation of coverage due to claims experience or health status. HIPAA also prohibits insurance companies from declining coverage to small employers. Additional federal laws that took effect in 1998 include prohibitions against separate, lower dollar maximums for mental health benefits and requirements relating to minimum coverage for maternity inpatient hospitalization. Many requirements of the federal legislation are similar to small group reforms that have been in place for many years.

HIPAA also established new requirements regarding the confidentiality and security of patient health information and standard formats for the electronic transmission of health care data, including code sets. Final privacy rules adopted in 2001 require changes in the way health information is handled. The privacy regulations require most covered entities to be in compliance by April 2003. Final regulations regarding the standard formats for the transmission of health care information have also been released and require compliance by October 2003. The Company has implemented new procedures to comply with the privacy regulations and continues to take action to comply with the standardization regulations. The regulations will have the effect of increasing the Company's expenses. In recent years, the Company also has implemented procedures to comply with the privacy standards for personal information required by the Gramm-Leach-Bliley Act.

In 2002, the Company implemented procedures to comply with U. S. Department of Labor regulations that revise claims procedures for employee benefit plans governed by ERISA. The regulations became effective for claims filed on or after July 1, 2002 and govern the time frame for making benefit decisions for claims and appeals and for notification of claimants' rights under the regulations.

Congress has proposed numerous other health care reform measures in recent years. Congress continues to consider legislation such as a "Patients' Bill of Rights," which may mandate coverage of additional benefits, give patients the right to sue their health care company, require payment of claims within a certain number of days (regardless of whether it is a valid claim) and call for additional privacy requirements. Additionally, Congress proposed legislation in 2002 that would allow small employers to form association health plans that would be exempt from state insurance regulations. These legislative initiatives could affect various aspects of the Company's business. The Company is unable to predict when or whether such legislation or any additional federal proposals will be enacted or the effect of such developments on the Company's operations and financial condition.

STATE INSURANCE REGULATION

The Company's insurance subsidiaries are subject to extensive regulation by various insurance regulatory bodies in each state in which the respective entities are licensed. This extensive supervisory power over insurance companies is designed to protect policyholders, rather than investors, and relates to:

   o the licensing of insurance companies;
   o the approval of forms and insurance policies used, and, in some cases, the rates charged in connection with those forms;
   o the nature of, and limitation on, an insurance company's investments;
   o policy administration and claim paying procedures;
   o periodic examination of the operations of insurance companies;
   o the form and content of annual financial statements and other reports required to be filed on the financial condition of insurance companies;
   o capital adequacy; and
   o transactions with affiliates and changes in control.

The Company's insurance subsidiaries are required to file periodic statutory financial statements in each jurisdiction in which they are licensed. On an ongoing basis, states consider various health care reform measures relating to network management, mandated benefits, underwriting, appeals and administrative procedures and other matters.

The National Association of Insurance Commissioners has adopted risk-based capital requirements for life and health insurers to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks associated with asset quality, mortality and morbidity, asset and liability matching and other business factors. The risk-based capital formula is used by state insurance regulators as an early warning tool to identify insurance companies that potentially are inadequately capitalized. At December 31, 2002, the Company's insurance subsidiaries had risk-based capital ratios substantially above the levels that would require action by the Company or a regulator.

Dividends paid by the Company's insurance subsidiaries to the Company are limited by state insurance regulations. For additional information on dividend restrictions, see the Company's Notes to Consolidated Financial Statements, Note 9, "Shareholders' Equity--Restrictions on Dividends From Subsidiaries."

INSURANCE HOLDING COMPANY SYSTEMS

The Company is an insurance holding company system under applicable state laws. As such, the Company and its insurance subsidiaries are subject to regulation under state insurance holding company laws and regulations in the states in which the insurance subsidiaries are domiciled. The insurance holding company laws and regulations generally require annual registration with the state departments of insurance and the filing of reports describing capital structure, ownership, financial condition, certain intercompany transactions and general business operations. Various notice and reporting requirements often apply to transactions between an insurer and its affiliated companies, depending on the size and nature of the transactions. Certain state insurance holding company laws and regulations also require prior regulatory approval or notice of certain material intercompany transactions. Direct or indirect acquisition of control of an insurance company requires the prior approval of state regulators in the insurer's state of domicile and sometimes other jurisdictions as well. Acquisition of a controlling interest of the Company's common stock would constitute an acquisition of a controlling interest in each of the Company's insurance subsidiaries. Under applicable state law, control is generally presumed to exist in any person who beneficially owns or controls greater than 10% of a company's shares.

OTHER STATE REGULATIONS

Certain of the Company's subsidiaries are licensed as third party administrators. Regulations governing third party administrators, although differing greatly from state to state, generally contain requirements for administrative procedures, periodic reporting obligations and minimum financial requirements. Certain of the operations of the

Company's subsidiaries are also subject to laws and/or regulations governing PPO, managed care and utilization review activities. PPO and managed care regulations generally contain requirements pertaining to grievance procedures, provider networks, provider contracting and reporting requirements that vary from state to state. Utilization review regulations generally require compliance with specific standards for the performance of utilization review services including confidentiality, staffing, appeals and reporting requirements. In some cases, the regulated PPO, managed care and utilization review activities are delegated by subsidiaries to a third party.

ERISA

The provision of goods and services to or through certain types of employee health benefit plans is subject to the Employee Retirement Income Security Act of 1974, as amended, which is commonly referred to as ERISA. ERISA is a complex set of laws and regulations that is subject to periodic interpretation by the United States Department of Labor and the Internal Revenue Service. ERISA governs how the Company's business units may do business with employers whose employee benefit plans are covered by ERISA, particularly employers who self fund benefit plans. There have been legislative attempts to limit ERISA's preemptive effect on state laws. If such limitations were to be enacted, they might increase the Company's liability exposure under state law-based suits relating to employee health benefits offered by the Company's health insurance plans and could permit greater state regulation of other aspects of those businesses' operations.

EMPLOYEES

As of December 31, 2002, the Company had 1,601 employees, 1,396 of which are located at its home office facility in Green Bay, Wisconsin. None of its employees is represented by a union.

TRADEMARKS

The Company has filed for and maintains various service marks, trademarks and trade names at the federal level and in various states. Although the Company considers its registered service marks, trademarks and trade names important, the business of the Company is not dependent on any individual service mark, trademark or trade name.

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

ITEM 3.    LEGAL PROCEEDINGS

In February 2000, a class action lawsuit was filed against two of the Company's wholly owned subsidiaries, American Medical Security, Inc. ("AMS") and United Wisconsin Life Insurance Company ("UWLIC"), in the Circuit Court for Palm Beach County, Florida, by Evelyn Addison and others alleging that the Company failed to follow Florida law when it discontinued writing certain health insurance policies and offering new policies in 1998. Plaintiffs claim that the Company wrongfully terminated coverage, improperly notified insureds of conversion rights and charged improper premiums for new coverage. Plaintiffs also allege that UWLIC's renewal rating methodology violated Florida law. In a final judgment entered April 24, 2002, the Circuit Court Judge in the class action lawsuit found, among other things, that the policy issued by the Company outside Florida was not exempt from any Florida rating laws and ordered that the question of damages be tried before a jury. On September 9, 2002, the Circuit Court Judge declared a mistrial in the damages portion of the lawsuit on the grounds that the trial could not be completed within the time constraints of the Court. On September 27, 2002, the Circuit Court Judge recused himself from the case. A new judge has been assigned to the case but a trial date for the damages portion of the lawsuit has not been rescheduled.

In a separate administrative proceeding involving substantially similar issues, the Florida Department of Insurance issued an administrative complaint against UWLIC in May 2001 challenging UWLIC's rating and other practices in Florida relating to UWLIC's MedOne(SM) products for individuals and their families. MedOne(SM) products sold by UWLIC in Florida are written pursuant to a group master policy issued to an association domiciled in another state. In a recommended order entered April 25, 2002, the Administrative Law Judge held that the evidence presented by the Florida Department of Insurance did not support a conclusion that UWLIC had violated any provisions of Florida law. The Administrative Law Judge recommended that all counts of the Department's administrative complaint be dismissed. On July 24, 2002, the Florida Department of Insurance issued a final order affirming the recommendations from the Administrative Law Judge with respect to six of eight counts. Among other things, the final order affirmed that the policy issued to the association was exempt from most Florida rating requirements. However, the Department reversed the Administrative Law Judge's finding that the Company did not violate state law applicable to policies issued out of state, and ordered the suspension of UWLIC's license to sell new business in Florida for one year. The Department's order specifically permits UWLIC to continue to renew its existing business in Florida. On July 29, 2002, the First District Court of Appeals for the State of Florida stayed the order of the Florida Department of Insurance. The stay is effective until the Court of Appeals rules on the Company's request to overturn the order. Oral arguments were held before the appellate court on February 12, 2003. The Company is awaiting a ruling. The Company anticipates a reversal of the final order on appeal. The Company has voluntarily implemented a block rating system for all of its MedOne(SM) products due to adverse publicity and misperceptions about the Company's rating practices.

The Company's subsidiaries, AMS and UWLIC, are defendants in a number of lawsuits in various states, primarily Alabama, alleging misrepresentation of the rating methodology used by the Company with respect to certain MedOne(SM) products purchased by the plaintiffs. These lawsuits commonly seek unspecified damages for misrepresentation and emotional distress in addition to punitive damages. Some of these cases involve multiple plaintiffs. The cases are in various stages of litigation. One or more of the cases could come to trial as early as the second quarter of 2003. The Company believes that these lawsuits are unfounded because the Company properly disclosed the nature of the products sold. The Company also believes the subject matter of the lawsuits falls under the primary jurisdiction of state insurance departments. The Company is vigorously defending itself in these actions.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2002.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company, who are elected for one year terms, are as follows:
         NAME                      AGE                                  TITLE
----------------------             ---      -----------------------------------------------------------------------
Samuel V. Miller                   57       Chairman of the Board, President and Chief Executive Officer
James C. Modaff                    45       Executive Vice President and Chief Actuary
Thomas G. Zielinski                55       Executive Vice President, Operations
Timothy J. Moore                   51       Senior Vice President of Corporate Affairs, General Counsel and
                                            Secretary
Timothy F. O'Keefe                 48       Senior Vice President and Chief Marketing Officer
Clifford A. Bowers                 51       Vice President, Corporate Communications
James E. Prochnow                  38       Vice President, Corporate Controller and Interim Treasurer
John R. Wirch                      49       Vice President, Human Resources

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

Timothy J. Moore has been Senior Vice President of Corporate Affairs, General Counsel and Secretary of the Company since September 1998. He also served in that capacity with American Medical Security Holdings, Inc. since March 1997. Prior to that time, Mr. Moore was a partner with the national law firm of Katten Muchin & Zavis, practicing at the firm from 1987 to 1997.

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

Clifford A. Bowers has been Vice President of Corporate Communications of the Company since September 1998. He also served in that capacity with American Medical Security Holdings, Inc. since October 1997. From 1988 to 1997, Mr. Bowers was Director of Communications with Fort Howard Corporation (a paper manufacturer). Prior to that time, Mr. Bowers held management positions with Tenneco, Manville and Brunswick corporations.

James E. Prochnow has been a Vice President of the Company since August 1999 and Corporate Controller since June 1997. In December 2002, he began serving as the Company's principal financial officer and became Interim Treasurer. From 1988 to 1997, Mr. Prochnow was an auditor with the firm of Ernst & Young LLP.

John R. Wirch has been Vice President of Human Resources of the Company since September 1998. He also served in that capacity with American Medical Security Holdings, Inc. since February 1996. Prior to that time, Mr. Wirch was Vice President of Human Resources for Little Rapids Corporation (a manufacturer of specialty papers) from 1993 to 1996, having served as Director of Human Resources of Little Rapids Corporation from 1980 to 1993.

                                     PART II


ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The common stock of the Company is traded on the New York Stock Exchange
("NYSE") under the symbol "AMZ". The following table sets forth the per share high and low sales prices for the common stock as reported on the NYSE.


                                                                          2002                          2001
                                                                ----------------------------------------------------
                                                                       Share Price                  Share Price
                                                                     High        Low              High        Low
--------------------------------------------------------------------------------------------------------------------
Quarter Ended:

   March 31                                                       $   18.15   $   11.00       $    7.00   $    4.75
   June 30                                                            24.09       15.45            6.96        5.00
   September 30                                                       23.98       11.41            6.85        4.80
   December 31                                                        14.85       10.80           12.45        5.60


The Company did not pay any cash dividends during the periods indicated above and is prohibited from declaring or paying any future cash dividends by debt covenant restrictions on the Company's line of credit agreement. In addition, dividends paid by the Company's insurance subsidiaries to the parent Company are limited by state insurance regulations. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a detailed discussion of insurance subsidiary dividend limitations.

As of February 28, 2003, there were 201 shareholders of record of common stock. Based on information obtained from the Company's transfer agent and from participants in security position listings and otherwise, the Company has reason to believe there are approximately 2,600 beneficial owners of shares of common stock.

ITEM 6.       SELECTED FINANCIAL DATA

The following selected financial data as of and for the years ended December 31, 1998 through 2002 has been derived from the Company's consolidated financial statements. The following data should be read in conjunction with the Company's consolidated financial statements, the related notes thereto, and "Management's
Discussion and Analysis of Financial Condition and Results of Operations."



                                                               As of and for the years ended December 31,
                                                     ---------------------------------------------------------------
(THOUSANDS, EXCEPT PER SHARE DATA)                     2002(a)       2001         2000        1999       1998(b)
--------------------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:

REVENUES

Insurance premiums                                     $ 754,460    $ 838,672   $ 951,071  $ 1,056,107   $ 914,017
Total revenues                                           789,529      876,621     989,865    1,097,380     960,869

EXPENSES
Medical and other benefits                               507,205      601,942     724,613      860,473     691,767
Total expenses                                           752,367      866,189     983,749    1,136,369     965,765

Income (loss) from continuing operations,
   before income taxes                                    37,162       10,432       6,116      (38,989)     (4,896)

Income tax expense (benefit)                              14,676        6,257       3,447      (13,043)     (1,868)
--------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations                  22,486        4,175       2,669      (25,946)     (3,028)

Income from discontinued operations,
   less applicable income taxes                                -            -           -            -      10,003
Cumulative effect of a change in accounting
   principle                                             (60,098)           -           -            -           -
--------------------------------------------------------------------------------------------------------------------
Net income (loss)                                      $ (37,612)   $   4,175   $   2,669  $   (25,946)  $   6,975
====================================================================================================================

PER SHARE DATA:
Income (loss) from continuing operations per share:

   Basic                                               $    1.72    $    0.30   $    0.18    $   (1.58)  $   (0.18)
   Diluted                                             $    1.63    $    0.29   $    0.18    $   (1.58)  $   (0.18)
Weighted average common shares outstanding:
   Basic                                                  13,047       14,049      14,899       16,470      16,559
   Diluted                                                13,835       14,228      15,049       16,470      16,559
Cash dividends per common share                        $       -    $       -   $       -    $       -   $    0.36

OTHER DATA:
Cash and investments                                   $ 314,056    $ 300,253   $ 284,982    $ 293,539   $ 309,562
Total assets                                             428,940      473,015     471,923      503,094     498,722
Notes payable                                             33,858       40,058      41,258       42,523      55,064
Total shareholders' equity                               182,750      229,400     221,177      220,280     266,451
Cash flow from operating activities                       35,175       17,590      (3,159)      26,428      (3,709)


(a) During 2002, the Company changed its method of accounting for goodwill and other intangible assets. See the Company's Notes to Consolidated Financial Statements, Note 2, "New Accounting Standard" for a comprehensive discussion of the impact of the new accounting standard.

(b) Discontinued operations include the operations of Newco/UWS through September 25, 1998, the spin-off distribution date. Continuing operations includes interest on debt assumed by Newco/UWS through September 11, 1998, the spin-off effective date.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

American Medical Security Group, Inc., together with its subsidiary companies (the "Company"), is a provider of individual and small employer group insurance products. The Company's principal product offerings are health insurance for small employer groups and health insurance marketed to individuals and their families ("MedOne(SM)"). The Company also offers dental, life, prescription drug, disability and accidental death insurance, and provides self-funded benefit administration. The Company's products are marketed in 32 states and the District of Columbia through independent agents. The Company has approximately 75 sales managers located in sales offices throughout the United States to support the independent agents. The Company's products generally provide discounts to insureds that utilize preferred provider organizations. The Company owns a preferred provider network and also contracts with other networks to ensure cost-effective health care choices to its customers.

SUMMARY OF 2002 RESULTS

The Company reported significant earnings improvement during 2002. Income for 2002, before the cumulative effect of a change in accounting principle, was $22.5 million or $1.63 per diluted share. That compares to 2001 net income of $4.2 million or $0.29 per diluted share. The results for 2001 include an after-tax charge of $5.8 million or $0.41 per share resulting from an adverse ruling in a lawsuit brought against the Company by Skilstaf, Inc. Effective January 1, 2002, the Company changed its method of accounting for goodwill and other intangibles. This change in accounting principle resulted in the elimination of goodwill amortization, which increased 2002 earnings per diluted share by $0.19, as compared to 2001. In addition, effective January 1, 2002, the Company recognized a non-cash goodwill impairment charge of $60.1 million, which was reported as the cumulative effect of a change in accounting principle. See the Company's Notes to Consolidated Financial Statements, Note 2, "New Accounting Standard" for a comprehensive discussion of the impact of the new accounting standard.

The improvement in profitability from the prior year, excluding the items noted above, resulted principally from a lower health loss ratio as premiums per member continued to rise faster than claims per member. The improvement in the loss ratio is primarily attributed to management's strategic actions including increased premium rates on new and renewal business, focused marketing efforts for small employer group products in markets with the best prospects for profitability and future growth, and redesigned products to meet the changing needs of today's insurance consumers. The Company's health loss ratio and its resulting quarterly earnings have improved sequentially for the past two years.

The Company continues to operate in an environment of rapidly rising health care costs. Significant advances in medical technology and drug treatments over the last few years have led to higher quality of care resulting in increased utilization of care at higher prices. The Company's claims cost trend, a measure of health care inflation, increased approximately 16% during 2002, well in excess of the consumer price index. In an effort to address high claims cost trends, the Company implemented significant premium rate increases and redesigned its product offerings to provide for more patient responsibility for routine health care.

The Company experienced declining revenues and membership over the past several years. This is due to several factors, including the Company's exit from unprofitable markets and discontinuance of unprofitable products, the difficulty individuals and small employer groups face in affording increasing health insurance premiums and the effect of a declining economy with many employer groups being forced to layoff or downsize their workforce. Also, during 2002, the Company experienced negative national publicity surrounding the Company's MedOne(SM) rating practices and related legal matters. Management believes the publicity negatively affected the Company's MedOne(SM) new member enrollment during the last half of 2002. To address the negative publicity, the Company voluntarily implemented a block rating system for its MedOne(SM) products in all markets, effective January 1, 2003. Management believes the transition to block rating will have no material adverse effect on future earnings, and that the transition to block rating will not disrupt the Company's operations.

Building profitable membership and revenue is management's top priority for 2003. Beginning in 2002 and continuing into 2003, management has implemented a comprehensive plan to improve new member enrollment and persistency of membership inforce. The Company has restructured its distribution system by expanding and realigning its sales organization to maximize existing management and organizational strengths. Management continues to introduce new products, establish new distribution channels for the Company's MedOne(SM) products, and implement aggressive agent recruitment and incentive programs to improve productivity. Management is also continuing its focus on the Company's small group business, which is experiencing increased new member enrollment as well as improved profitability. As a result of these initiatives, management is expecting to see improved membership and revenue in 2003.

COMPARISON OF RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2002 AND 2001

Insurance premium revenues decreased 10.0% to $754.5 million in 2002 from $838.7 million in 2001. Premium revenues have decreased as a result of the Company's membership decline. Total medical and dental membership declined to 571,000 at the end of 2002 compared with 637,000 at the end of 2001. In addition, premium revenue was also impacted by the Company's change in its product mix. The MedOne(SM) business, which has become a larger percentage of the Company's total business, has a smaller premium per member compared with the small group business, which was declining in the period. Partially offsetting the membership decline was the effect of rising premium rates on the continuing block of business. After the effect of buydowns in coverage and terminations, average fully insured medical premium per month for 2002 increased 11% compared with 2001.

The health segment loss ratio improved 470 basis points to 67.9% for 2002 compared to 72.6% for 2001. The improvement in the health loss ratio is due in part to improved performance on the Company's small group business resulting from repricing efforts. In 2002, average premiums per member per month increased at a higher rate than average claims costs per member resulting in a lower loss ratio. The health loss ratio also benefited, to a lesser degree, from the change in product mix to a larger percentage of MedOne(SM) business, which has a lower loss ratio. During 2002, the Company increased its reserves for litigation, which are included in medical and other benefits payable. This increase was offset by favorable claims experience on 2001 reserves during 2002. The life segment, which represents less than 2% of the Company's total revenues, experienced a favorable loss ratio at 29.1% for 2002 compared with 36.4% for 2001.

Net investment income decreased to $15.0 million in 2002 from $17.4 million in 2001. The decrease resulted mainly from a decrease in the annual investment yield. The annual investment yield was 5.5% for 2002 compared to 6.4% for the prior year.

Other revenue, which primarily consists of administrative fee income from claim processing on self funded business and other administrative services, decreased to $20.0 million in 2002 from $21.3 million in 2001. The decrease resulted from the decrease in membership during 2002.

The expense ratio includes commissions, general and administrative expenses, premium taxes and assessments less other revenues. The health segment expense ratio increased to 28.4% in 2002 from 26.6% in 2001, excluding the Skilstaf litigation charge discussed in the comparison of 2001 and 2000 results of operations. Including the litigation charge, the health segment expense ratio for 2001 was 29.8%. The increase from the prior year largely reflected the decrease in premium volume in 2002 compared to 2001. The change in the Company's product mix also contributed to the increase in the health segment expense ratio. MedOne(SM) business has higher agent commissions and issue costs than small group products, but lower claim costs.

Interest expense on the outstanding balance of the Company's line of credit decreased to $1.8 million in 2002 from $2.9 million in 2001. The decrease in interest expense is largely due to a reduction in the amount of debt outstanding from $40.1 million at the end of 2001 to $33.9 million at the end of 2002. In addition, the interest rate charged on the outstanding balance on the Company's line of credit agreement is tied to the short-term borrowing rate, which declined throughout most of 2002.

Amortization of goodwill and other intangible assets was $0.7 million for 2002 compared to $3.6 million for the prior year. Effective January 1, 2002, the Company applied new accounting rules for goodwill and other intangible assets. See the Company's Notes to Consolidated Financial Statements, Note 2, "New Accounting Standard" for a comprehensive discussion of the impact of this new accounting standard.

The effective tax rate for 2002 was 39.5% compared to 60.0% for 2001. The change in the effective tax rate relates to the elimination of amortization of goodwill in 2002 and the effect of other permanent items. The Company had deferred tax assets recorded, net of valuation allowances, of $3.3 million related to state net operating loss carryforwards at December 31, 2002. State net operating loss carryforwards begin to expire in 2008. Management believes that the deferred tax assets will be realized primarily through future taxable income.

YEARS ENDED DECEMBER 31, 2001 AND 2000

During the first quarter of 2001, the Company received an adverse decision by the Eleventh Circuit Federal Court of Appeals affirming a 1999 jury verdict in a lawsuit brought against the Company by Skilstaf, Inc., an Alabama employee leasing company. The Company recognized an after-tax charge of $5.8 million or $0.41 per share during the first quarter of 2001 representing the full loss including punitive damages and other expenses. In July 2001, at the direction of the district court, the Company paid the full amount of the verdict plus interest and the case was closed.

Insurance premiums decreased 11.8% to $838.7 million in 2001 from $951.1 million in 2000. Premium revenues decreased as a result of the Company's membership decline. Membership reductions resulted from product repricing, market exits and focusing marketing efforts in profitable markets. Total medical and dental membership declined to 637,000 at the end of 2001 compared with 814,000 at the end of 2000. The Company's change in its product mix also impacted premium revenue. The MedOne(SM) business, which became a larger percentage of the Company's total business in 2001 compared to 2000, has a smaller premium per member compared with the declining small group business. Partially offsetting the membership decline and the change in the product mix was the effect of increasing premium rates on the continuing block of business.

The health segment loss ratio improved 460 basis points to 72.6% for 2001 compared to 77.2% for 2000. The improvement in the health loss ratio was due in part to improved performance on the Company's small group business resulting from repricing efforts. In 2001, average premiums per member per month increased at a higher rate than average claims costs per member resulting in a lower loss ratio. The health loss ratio also benefited, to a lesser degree, from the change in product mix to a larger percentage of MedOne(SM) business, which has a lower loss ratio. The life segment loss ratio remained relatively stable with the prior year at 36.4% for 2001 compared with 34.5% for 2000.

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

The expense ratio includes commissions, general and administrative expenses, premium taxes and assessments less other revenues. The health segment expense ratio, excluding the Skilstaf litigation charge, increased to 26.6% in 2001 from 24.2% in 2000. Including the litigation charge, the health segment expense ratio for 2001 was 29.8%. The increase largely reflected the change in the Company's product mix. MedOne(SM) business has higher agent commissions and issue costs than small group products, but lower claim costs. The decrease in premium volume also contributed to the increase in the health expense ratio.

Interest expense on the outstanding balance of the Company's line of credit decreased to $2.9 million in 2001 from $3.6 million in 2000. The interest rate charged on the outstanding balance on the Company's line of credit agreement is tied to the short-term borrowing rate, which declined throughout most of 2001 resulting in decreased interest expense for the Company.

Amortization of goodwill and other intangible assets remained relatively stable at $3.6 million for 2001 compared to $3.8 million for the prior year.

The effective tax rate for 2001 was 60.0%. Excluding the effect of the Skilstaf litigation charge, the effective tax rate was 48.4% for 2001 compared to 56.4% for 2000. The change in the effective tax rate related to the amortization of non-deductible goodwill and other permanent items in relation to pre-tax income.

CRITICAL ACCOUNTING POLICIES

Management has identified the following items that represent the Company's most sensitive and subjective accounting estimates that have or could have a material impact on the Company's financial statements. These estimates required management to make assumptions about matters that are highly uncertain at the time the estimates are made. Changes to these estimates occur from period to period and may have a material impact on the Company's financial statements. Management has discussed the development, selection and disclosure of these estimates with the Company's audit committee.

LIABILITIES FOR UNPAID CLAIMS

The Company recognizes claim costs in the period the service was provided to its members. However, claim costs incurred in a particular period are not known with certainty until after the Company receives, processes and pays the claim. The receipt and payment date of claims may lag significantly from the date the service was provided. Consequently, the Company must estimate its liabilities for claims that are incurred but not yet paid.

Liabilities for unpaid claims are based on an estimation process that is complex and uses information obtained from both company specific and industry data, as well as general economic information. These estimates are developed using actuarial methods based upon historical data for payment patterns, medical inflation, product mix, seasonality, utilization of health care services and other relevant factors. The amount recorded for unpaid claims liabilities is sensitive to judgments and assumptions made in the estimation process. The most significant assumptions used in the estimation process include determining utilization and inflation trends, the expected consistency in the frequency and severity of claims incurred but not yet reported, changes in the timing of claims submission patterns from providers, changes in the Company's speed of processing claims and expected costs to settle unpaid claims.

Actual conditions could differ from those assumed in the estimation process. Due to the uncertainties associated with the factors used in these assumptions, materially different amounts could be reported in the Company's statement of operations for a particular period under different conditions or using different assumptions. As is common in the health insurance industry, the Company believes that actual results may vary within a reasonable range of possible outcomes. Management believes that the Company's reasonable range of actual outcomes may vary up to 10% to 15% of the total liabilities for unpaid claims recorded at the end of a period.

In determining the liability for unpaid claims at December 31, 2001, management anticipated increased utilization by the general population of mental health and other health care services in the fourth quarter of 2001 due to various factors including, as previously disclosed, the indirect impact of the September 11, 2001 events and subsequent bio-terrorism threats and attacks. The Company did not experience a discernable adverse impact from these factors and events during 2002, and as a result, these reserves are no longer held as of December 31, 2002.

Management considered the favorable claims experience in 2002 when it established its liabilities for unpaid claims at December 31, 2002. Management believes that the recorded liabilities for unpaid claims at December 31, 2002 is in the higher end of a reasonable range of outcomes. Management closely monitors and evaluates developments and emerging trends in claims costs to determine the reasonableness of judgments made. A retrospective test is performed on prior period claims liabilities and, as adjustments to the liabilities become necessary, the adjustments are reflected in current operations. Management believes that the amount of medical and other benefits payable is adequate to cover the Company's liabilities for unpaid claims as of December 31, 2002.

LIABILITIES FOR LITIGATION

The Company is involved in various legal and regulatory actions. Such actions typically involve disputes over policy coverage and benefits, but also may relate to premium rating methodology or misrepresentations, agent and employment related issues, regulatory compliance and market conduct, contractual relationships and other matters. These disputes are resolved by settlement, dismissal or upon a decision rendered by a judge, jury or regulatory official.

In determining the amount to be recorded as a litigation reserve, judgments are generally made by management on a case-by-case basis based on the facts and the merits of the case, advice from outside legal counsel, the general litigation and regulatory environment of the originating state, the Company's past experience with outcomes of cases in a particular jurisdiction, historical results of similar cases and other relevant factors. Management closely monitors and evaluates developments and emerging facts of each case to determine the reasonableness of the judgments and assumptions on which litigation reserves are based. Such assumptions relate to matters that are highly uncertain. Estimates could be made based on other reasonable assumptions or judgments that would differ materially from those estimates recorded. Management's evaluation of the likely outcome of these actions and the resulting estimate of the potential liability are subject to periodic adjustments, which may have a material impact on the Company's financial condition and results of operations of a future period.

During 2002, management significantly increased its liabilities for litigation primarily due to an adverse ruling rendered against the Company in a Florida class action lawsuit in early 2002, and due to other rate related cases filed against the Company in certain states. Management believes that legal matters relating to the Company's rating practices involve significantly more variability than the Company's other legal matters. Inherent uncertainties surround legal proceedings and actual results could differ materially from those assumed in estimating the liabilities. The possibility exists that a decision could be rendered against the Company, and in some circumstances, include punitive or other damage awards in excess of amounts reserved, which may have a material impact on the Company's financial condition, results of operations or cash flow of a future period. See Item 3, "Legal Proceedings" for a detailed discussion of the Company's material pending litigation.


NEW ACCOUNTING STANDARD

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS ("Statement 142"). Statement 142 impacts the Company in two ways. First, goodwill is no longer amortized. Second, goodwill was subject to an initial impairment test in accordance with Statement 142, and the remaining balance of goodwill is subject to continuing impairment testing on an annual basis and between annual tests if an event occurs or circumstances change indicating a possible goodwill impairment.

The Company completed the initial goodwill impairment test during the second quarter of 2002. The Company's measurement of fair value was based on an evaluation of ranges of future discounted cash flows, public company trading multiples and market comparisons of similar assets and liabilities. This evaluation utilized assumptions and projections based on the best information available to management. Certain key assumptions considered included forecasted trends in membership, revenue, medical costs, operating expenses and effective tax rates. As a result of this initial impairment test, the Company recognized a non-cash goodwill impairment charge of $60.1 million. The impairment charge was recorded as a cumulative effect of a change in accounting principle as of January 1, 2002. The impairment charge had no impact on cash flows or the statutory-basis capital and surplus of the Company's insurance subsidiaries. See the Company's Notes to Consolidated Financial Statements, Note 2, "New Accounting Standard" for a comprehensive discussion of the impact of this new accounting standard.

LIQUIDITY AND CAPITAL RESOURCES

The Company's sources of cash flow consist primarily of insurance premiums, administrative fee revenue and investment income. The primary uses of cash include payment of medical and other benefits, selling, general and administrative expenses and debt service costs. Positive cash flows are invested pending future payments of medical and other benefits and other operating expenses. The Company's investment policies are structured to provide sufficient liquidity to meet anticipated payment obligations.

The Company's cash provided by operations was $35.2 million for 2002 and $17.6 million for 2001. The 2001 cash provided by operations included a $7.6 million payment made by the Company resulting from an adverse ruling in a lawsuit brought against the Company by Skilstaf, Inc. The increase in cash provided by operations from 2001 to 2002 is primarily attributable to improved underwriting margins and the receipt of funds resulting from a new pharmacy benefit management agreement. During 2002, the Company entered into a five-year pharmacy benefit management agreement, effective January 1, 2003. In conjunction with this agreement, the Company received a $7.5 million payment during the fourth quarter of 2002. Substantially all of the payment was deferred and reflected in other liabilities as of December 31, 2002, and will be amortized on a straight-line basis to income over the contract term beginning January 1, 2003.

At the end of 2002, the Company refinanced its revolving bank line of credit agreement. As a result, the maximum available facility increased from $30.2 million to $50.0 million. In addition, the new three-year agreement provides for a lump-sum repayment of outstanding advances at the end of 2005. At December 31, 2002, the outstanding balance of advances under the credit agreement was $30.2 million. The credit agreement contains customary covenants which, among other matters, require the Company to achieve certain minimum financial results, prohibit the Company from paying future cash dividends and restrict or limit the Company's ability to incur additional debt and dispose of assets outside the ordinary course of business. The Company was in compliance with all such covenants at December 31, 2002. The Company's obligations under the credit agreement are guaranteed by its subsidiary, American Medical Security Holdings, Inc. ("AMS Holdings"), and secured by pledges of stock of AMS Holdings and United Wisconsin Life Insurance Company, the Company's principal insurance subsidiary.

In an effort to continue supporting business growth, operational efficiency, service improvements and future administrative cost savings, the Company's management approved a plan to invest in an enterprise-wide information technology modernization project. The project involves the purchase of software applications and the utilization of internal and external technology and consulting resources to support most of the Company's major business processes. The design and development of the software applications is expected to begin in 2003, with a phased implementation scheduled over the next few years. For the past three years, the Company's total capital expenditures have averaged approximately $6.0 million per year. As a result of the information technology modernization project, management anticipates total capital expenditures in 2003 to increase to approximately $16.0 million. Management believes that the Company's existing working capital, operating cash flow and, if necessary, available facility under its current credit agreement, will be sufficient to fund the Company's anticipated future capital expenditures.

On March 19, 2002, the Company entered into a stock purchase agreement with Cobalt Corporation and its wholly owned subsidiary, Blue Cross & Blue Shield United of Wisconsin ("BCBSUW"), the Company's then largest shareholder, to repurchase 1.4 million shares of the Company's common stock owned by BCBSUW at a total cost of $19.5 million, including related transaction costs. In conjunction with the stock repurchase, BCBSUW completed the sale of 3,001,500 shares of the Company's common stock in an underwritten secondary offering during the second quarter of 2002. As a result of these transactions, BCBSUW's ownership of the Company was reduced from approximately 45% at December 31, 2001 to approximately 11% at December 31, 2002. In January 2003, BCBSUW sold all of its remaining shares of the Company's stock.

In January 2003, the Company's Board of Directors approved a share repurchase program, which provides the Company with the authority to repurchase up to $10.0 million of its outstanding common shares. The plan allows the Company to buy back its shares, from time to time, in open market or privately negotiated transactions, subject to price and market conditions. The share repurchase program will be funded through operating cash flow.

The Company's insurance subsidiaries operate in states that require certain levels of regulatory capital and surplus and may restrict the amount of dividends that may be paid to their parent companies. The insurance regulator in the insurer's state of domicile may disapprove any dividend which, together with other dividends paid by an insurance company in the prior 12 months, exceeds the regulatory maximum, computed as the lesser of 10% of statutory surplus or total statutory net gain from operations as of the end of the preceding calendar year. In January 2003, regulatory approval was obtained, and a $2,000,000 dividend was paid to the parent company by an insurance subsidiary. Based upon the financial statements of the Company's insurance subsidiaries as of December 31, 2002, as filed with the insurance regulators, the additional aggregate amount available for dividend without regulatory approval is $11,300,000.

The National Association of Insurance Commissioners has adopted risk-based capital ("RBC") standards for life and health insurers designed to evaluate the adequacy of statutory capital and surplus in relation to various business risks faced by such insurers. The RBC formula is used by state insurance regulators as an early warning tool to identify insurance companies that potentially are inadequately capitalized. At December 31, 2002, each of the Company's insurance subsidiaries had RBC ratios substantially above the levels that would require Company or regulatory action.

The Company does not expect to pay any cash dividends in the foreseeable future and intends to employ its earnings in the continued development of its business. The Company's future dividend policy will depend on its earnings, capital requirements, debt covenant restrictions, financial condition and other factors considered relevant by the Company's Board of Directors.

MARKET RISK EXPOSURE

The primary investment objective of the Company is to maximize investment income while controlling risks and preserving principal. The Company uses outside investment managers to manage its investment portfolio within the Company's investment guidelines. The Company seeks to meet its investment objectives through diversity of coupon rates, liquidity, investment type, industry, issuer, duration and geographic location. The Company manages credit risk by seeking to maintain high average quality ratings and by limiting investments in equity securities. At December 31, 2002, approximately 99% of the Company's total investment portfolio was invested in debt securities. The bond portfolio had an average quality rating of "AA" at December 31, 2002 and 2001, as measured by Standard & Poor's Corporation, and less than 3% of the Company's total investment portfolio was below investment grade at December 31, 2002. The below investment grade debt securities were investment grade when purchased and subsequently downgraded. None of the below investment grade securities were in default at December 31, 2002.

Almost the entire portfolio was classified as available for sale. The market value of available for sale securities exceeded amortized cost by $11.8 million and $2.9 million at December 31, 2002 and 2001, respectively. The Company had no investment mortgage loans, nonpublicly traded securities, real estate held for investment or financial derivatives.

The primary market risk affecting the Company is interest rate risk. Assuming an immediate increase of 100 basis points in interest rates, the net hypothetical decline in fair value of shareholders' equity is estimated to be $5.4 million after-tax at December 31, 2002. This amount represents approximately 3% of the Company's shareholders' equity.

At December 31, 2002, the fair value of the Company's outstanding balance of advances under the credit agreement approximated the carrying value. Market risk was estimated as the potential increase in the fair value resulting from a hypothetical 1% decrease in the Company's weighted average short-term borrowing rate at December 31, 2002, and was not materially different from the year-end carrying value.

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

CAUTIONARY FACTORS

This report and other documents or oral presentations prepared or delivered by and on behalf of the Company contain or may contain "forward-looking statements" within the meaning of the safe harbor provisions of the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements based upon management's expectations at the time such statements are made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Forward-looking statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those contemplated in the statements. Readers are cautioned not to place undue reliance on the forward-looking statements. When used in written documents or oral presentations, the terms "anticipate," "believe," "estimate," "expect," "may," "objective," "plan," "possible," "potential," "project," "will" and similar expressions are intended to identify forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that could impact our business and financial prospects include, but are not limited to, those discussed below and those discussed from time to time in the Company's various filings with the Securities and Exchange Commission or in other publicly disseminated written documents:

MEDICAL CLAIMS AND HEALTH CARE COSTS. If the Company is unable to accurately estimate medical claims and control health care costs, its results of operations may be materially adversely affected.

The Company estimates the costs of its future medical claims and other expenses using actuarial methods based upon historical data, medical inflation, product mix, seasonality, utilization of health care services and other relevant factors. The Company establishes premiums based on these methods. The premiums the Company charges its customers generally are fixed for one-year periods, and therefore, costs the Company incurs in excess of its medical claim projections generally are not recovered in the contract year through higher premiums. Certain factors may and often do cause actual health care costs to vary from what the Company estimated and reflected in premiums. These factors may include:

   o An increase in the rates charged by providers of health care services and supplies, including pharmaceuticals;
   o higher than expected use of health care services by members;
   o the occurrence of bioterrorism, catastrophes or epidemics;
   o changes in the demographics of members and medical trends affecting them;
     and
   o new mandated benefits or other regulatory changes that increase the Company's costs.

The occurrence of any of these factors, which are beyond the Company's control, could result in a material adverse effect on its business, financial condition and results of operations.

GOVERNMENT REGULATIONS. The Company conducts business in a heavily regulated industry, and changes in government regulation could increase the costs of compliance or cause the Company to discontinue marketing its products in certain states.

The Company's business is extensively regulated by federal and state authorities. Some of the new federal and state regulations promulgated under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, relating to health care reform will require the Company to implement additional changes in its current programs and systems in order to maintain compliance, which will increase the Company's expenses.

Federal and state legislatures are considering health care reform measures including a "Patients' Bill of Rights," which may result in higher medical costs. Congress is also considering legislation allowing small employers to form association health plans exempt from state insurance regulations, which may impact the risk profile of employers willing to purchase insurance from the Company. In addition, the implementation of "prompt pay" laws, whereby a claim must be paid in a certain number of days regardless of whether it is a valid claim or not, subject to a right of recovery, may have a negative effect on the Company's results of operations.

The Company is also subject to periodic changes in state laws and regulations regarding the selection and pricing of risks. New regulations regarding these issues could increase the Company's costs and decrease its premiums. The Company has in the past, and may in the future, decide to discontinue marketing its products in states which have enacted, or are considering, various health care reform regulations.

REGULATORY COMPLIANCE. The Company's failure to comply with new or existing government regulation could subject it to significant fines and penalties.

The Company's efforts to measure, monitor and adjust its business practices to comply with the law are ongoing. Failure to comply with enacted regulations, including the laws mentioned above, could require the Company to pay refunds or result in significant fines, penalties, or the loss of one or more of its licenses. The Company has been subject to regulatory penalties, assessments and restitution orders in a number of states in which it operates. The Company is currently subject to a regulatory proceeding in Florida in which the Company has appealed an order, which has been stayed, by the Florida Department of Insurance to suspend the license of the Company's primary insurance subsidiary to sell new business (but not renewal business) in Florida for one year. For additional information concerning the regulatory proceeding in Florida, see Item 3, "Legal Proceedings." From time to time the Company is also subject to inquiries in other states related to its rating activities and other practices. The result of these regulatory actions is unknown and may have a material adverse effect on the Company. Furthermore, federal and state laws and regulations continue to evolve. The costs of compliance may cause the Company to change its operations significantly, or adversely impact the health care provider networks with which the Company does business, which may adversely affect its business and results of operations.

LITIGATION. The Company is subject to class actions and other forms of litigation in the ordinary course of its business, including litigation based on new or evolving legal theories, which could result in significant liabilities and costs.

The nature of the Company's business subjects it to a variety of legal actions and claims relating but not limited to the following:

  o  denial of health care benefits;
  o  disputes over rating methodology and practices or termination of coverage;
  o  disputes with agents over compensation or other matters;
  o disputes related to claim administration errors and failure to disclose network rate discounts and other fee and rebate arrangements;
  o  disputes over co-payment calculations; and
  o  customer audits of compliance with the Company's plan obligations.

In addition, a Florida Circuit Court has found the Company liable for damages in a class action lawsuit in Florida. The trial date for the damages portion of the lawsuit has not yet been scheduled. Further, the Company is involved in a number of lawsuits in various states alleging misrepresentation by the Company of its renewal rating methodology. For additional information, see Item 3, "Legal Proceedings." The Company cannot predict with certainty the outcome of lawsuits against the Company or the potential costs involved.

COMPETITION. Competition in the Company's industry may limit its ability to attract new members or to maintain its existing membership in force.

The Company operates in a highly competitive environment. The Company competes primarily on the basis of price, benefit plan design, strength of provider networks, quality of customer service, reputation and quality of agent relations. The Company competes for members with other health insurance providers and managed care companies, many of whom have larger membership in regional markets and greater financial resources. The Company cannot provide assurance that it will be able to compete effectively in this industry. As a result, the Company may be unable to attract new members or maintain its existing membership and its revenues may be adversely affected.

BUSINESS GROWTH STRATEGY. The Company's future operating performance is largely dependent on its ability to execute its growth strategy.

The Company has experienced a decline in membership over the last several years as part of its strategy to improve profitability and exit certain markets. The Company's challenge is to increase the number of individuals and small employer groups purchasing its products and services while encouraging its current preferred membership to retain their business relationship with the Company. The Company has expanded and realigned its sales organization, introduced new products, established new distribution channels for its MedOne(SM) products, expanded its agent recruitment efforts and developed incentive programs to improve productivity. If the Company initiatives are not successful and the Company does not meet its growth goals, the Company's future operating performance may be adversely affected.

INFORMATION SYSTEMS. A failure of the Company's information system could adversely affect its business.

Information processing is critical to the Company's business. The Company depends on its information system for timely and accurate information. The Company's failure to maintain an effective and efficient information system or disruptions in its information system could cause disruptions in its business operations, including any of the following:

   o failure to comply with prompt pay laws;
   o loss of existing members;
   o difficulty in attracting new members;
   o disputes with members, providers and agents;
   o regulatory problems;
   o increases in administrative expenses; and
   o other adverse consequences.

Beginning in 2003, the Company is investing in an enterprise-wide information technology modernization project involving the purchase of software applications to support most of the Company's major processes. The design and development of the software applications is expected to begin in 2003, with a phased implementation scheduled over the next few years. Although the Company is taking measures to safeguard against disruptions to its information systems during this process, it cannot provide assurance that disruptions will not occur or that the project will be successfully implemented or implemented on schedule.

INDEPENDENT AGENT RELATIONSHIPS. The Company depends on the services of non-exclusive independent agents and brokers to market its products to potential customers. The Company cannot provide assurance that they will continue to market the Company's products in the future or that they will not refer the Company's members to competitors.

The Company markets its products solely through non-exclusive, independent agents and brokers. They frequently market the health insurance products of competitors as well as the Company's products. Most of the Company's contracts with agents and brokers are terminable without cause upon 30-days notice by either party. The Company faces intense competition for the services and allegiance of independent agents and brokers, and the Company cannot provide assurance that agents and brokers will continue to market the Company's products and services.

NEGATIVE PUBLICITY. Negative publicity regarding the Company's business practices and about the health insurance industry may harm the Company's business and operating results.

In 2002, the Company was subject to negative national publicity surrounding its MedOne(SM) rating practices and related legal matters, which management believes harmed the Company's MedOne(SM) new member enrollment during the last half of 2002. The Company changed its rating practices in all MedOne(SM) markets effective January 1, 2003. Adverse publicity about the Company's rating practices or other matters in the future may affect sales of the Company's products, which could impede the Company's growth plans.

In addition, the health insurance industry, in general, has received negative publicity and does not have a positive public perception. This publicity and perception may lead to increased legislation, regulation, review of industry practices and private litigation. These factors may adversely affect the Company's ability to market its products, increase the regulatory burdens under which the Company operates, further increasing the costs of doing business and adversely affecting operating results.

INSURANCE RISK MANAGEMENT. If the Company's insurers or reinsurers do not perform their obligations or offer affordable coverage with reasonable deductibles or limits, the Company could experience significant losses.

The Company's risk management program includes several insurance policies it has purchased to cover various property, business and other risks of loss. In addition, the Company carries policies to cover its directors and officers. Many of the carriers marketing these lines of coverage are experiencing unfavorable claims experience and loss of their own reinsurance coverage. Several carriers have exited markets and no longer offer certain lines of coverage. Accordingly, there is no assurance that the Company will be able to purchase insurance coverages for its own risk management at affordable premiums or with reasonable deductibles and policy limits.

The Company has entered into and may continue to enter into a variety of reinsurance arrangements under which it cedes business to other insurance companies to mitigate large claims risk. Although reinsurance allows for greater diversification of risk relating to potential losses arising from large claims, the Company remains liable if these other insurance companies fail to perform their obligations. As a result, any failure of an insurance company to perform its obligations under an agreement could expose the Company to significant losses. Also, there is no assurance that the Company will be able to purchase reinsurance at affordable premiums.

PERSONNEL. Loss of key personnel and the inability to attract and retain qualified employees could have a material adverse impact on the Company's operations.

The Company is dependent on the continued services of its management team, including its key executives. Loss of such personnel without adequate replacement could have a material adverse effect on the Company. Members of the Company's senior management have developed relationships with some of its independent agents and brokers. If the Company is unable to retain these employees, the loss of their services could adversely impact the Company's ability to maintain relations with certain independent agents and brokers who market the Company's products. Additionally, the Company needs qualified managers and skilled employees with insurance industry experience to operate its businesses successfully. From time to time there may be shortages of skilled labor that may make it more difficult and expensive for the Company to attract and retain qualified employees. If the Company is unable to attract and retain qualified individuals or its costs to do so increase significantly, its operations could be materially adversely affected.

PROVIDER NETWORK RELATIONSHIPS. The Company's inability to enter into or maintain satisfactory relationships with provider networks could harm profitability.

The Company's profitability could be adversely impacted by its inability to contract on favorable terms with networks of hospitals, physicians, dentists, pharmacies and other health care providers. The failure to secure cost-effective health care provider network contracts may result in a loss of membership or higher medical costs. In addition, the inability to contract with provider networks, the inability to terminate contracts with existing provider networks and enter into arrangements with new provider networks to serve the same market or the inability of providers to provide adequate care, could adversely affect the Company's results of operations.

A.M. BEST INSURANCE RATING. If the Company's insurance subsidiaries are not able to maintain their current rating by A.M. Best Company, the Company's results of operations could be materially adversely affected.

The Company's insurance subsidiaries are assigned a rating by A.M. Best Company, a nationally recognized rating agency. The rating reflects A.M. Best Company's opinion of the insurance subsidiaries' financial strength, operating results and ability to meet their ongoing obligations. Decreases in operating performance and other financial measures may result in a downward adjustment of A.M. Best Company's rating of the insurance subsidiaries. In addition, other factors beyond the Company's control such as general downward economic cycles and changes implemented by the rating agencies, including changes in the criteria for the underwriting or the capital adequacy model, may result in a decrease in the rating. A downward adjustment in A.M. Best's rating of the Company's insurance subsidiaries could cause the Company's agents or potential customers to look at the Company with less favor, which could have a material adverse effect on the Company's results of operations.

REGULATION LIMITING TRANSFER OF FUNDS. Regulations governing the Company's insurance subsidiaries could affect its ability to satisfy its obligations to creditors as they become due, including obligations under the credit facility.

The Company's insurance subsidiaries are subject to regulations that limit their ability to transfer funds to it. If the Company is unable to obtain funds from its insurance subsidiaries, it will experience reduced cash flow, which could affect the Company's ability to pay its obligations to creditors as they become due. The Company will be required to make a lump-sum payment of the total principal amount of outstanding balances under its credit facility at the end of 2005. The Company's outstanding balance at December 31, 2002 was $30.2 million. If the Company's insurance subsidiaries are unable to provide these funds, the Company could default on the its obligations under the credit facility.

CAPITAL AND SURPLUS REQUIREMENTS. If the Company's regulated insurance subsidiaries are not able to comply with state capital standards, state regulators may require the Company to take certain actions that could have a material adverse effect on its results of operations and financial condition.

State regulations govern the amount of capital required to be retained in the Company's regulated insurance subsidiaries and the ability of those regulated subsidiaries to pay dividends. Those state regulations include the requirement to maintain minimum levels of statutory capital and surplus, including meeting the requirements of the risk-based capital standards promulgated by the National Association of Insurance Commissioners. State regulators have broad authority to take certain actions in the event those capital requirements are not met. Those actions could significantly impact the way the Company conducts its business, reduce its ability to access capital from the operations of its regulated insurance subsidiaries and have a material adverse effect on its results of operations and financial condition. Any new minimum capital requirements adopted in the future through state regulation may increase the Company's capital requirements.


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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



Board of Directors and Shareholders
American Medical Security Group, Inc.


We have audited the accompanying consolidated balance sheets of American Medical Security Group, Inc. and its subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in shareholders' equity and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2, in 2002 the Company changed its method of accounting for goodwill and other intangible assets.


                                                           /s/ Ernst & Young LLP


Milwaukee, Wisconsin
January 29, 2003

AMERICAN MEDICAL SECURITY GROUP, INC.

CONSOLIDATED BALANCE SHEETS


                                                                                             December 31,
                                                                                   ---------------------------------
(THOUSANDS, EXCEPT SHARE DATA)                                                           2002            2001
--------------------------------------------------------------------------------------------------------------------
ASSETS
Investments:
   Securities available for sale, at fair value:
     Fixed maturities                                                                $   278,222     $   269,753
     Equity securities - preferred                                                             -             722
   Fixed maturity securities held to maturity, at amortized cost                           4,288           4,286
   Trading securities, at fair value                                                         926             517
--------------------------------------------------------------------------------------------------------------------
Total investments                                                                        283,436         275,278

Cash and cash equivalents                                                                 30,620          24,975
Property and equipment, net                                                               33,061          33,381
Goodwill, net                                                                             32,846         100,343
Other intangibles, net                                                                     2,860           3,591
Other assets                                                                              46,117          35,447
--------------------------------------------------------------------------------------------------------------------
Total assets                                                                         $   428,940     $   473,015
====================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Medical and other benefits payable                                                $   134,479     $   135,504
   Advance premiums                                                                       15,200          16,737
   Payables and accrued expenses                                                          29,141          28,032
   Notes payable                                                                          33,858          40,058
   Other liabilities                                                                      33,512          23,284
--------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                        246,190         243,615

Redeemable preferred stock - Series A adjustable rate
   Nonconvertible, $1,000 stated value, 22,879 shares authorized                               -               -

Shareholders' equity:
   Preferred stock (no par value, 477,121 shares authorized)                                   -               -
   Common stock (no par value, $1 stated value, 50,000,000 shares authorized,
     16,654,315 issued and 12,905,898 outstanding at December 31, 2002,
     16,654,315 issued and 13,955,439 outstanding at December 31, 2001)                   16,654          16,654
   Paid-in capital                                                                       189,813         187,927
   Retained earnings                                                                       2,858          40,470
   Accumulated other comprehensive income (net of taxes
     of $4,117 in 2002 and $1,024 in 2001)                                                 7,646           1,903
   Treasury stock (3,748,417 shares at December 31, 2002
     and 2,698,876 shares at December 31, 2001, at cost)                                 (34,221)        (17,554)
--------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                               182,750         229,400
--------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                           $   428,940     $   473,015
====================================================================================================================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN MEDICAL SECURITY GROUP, INC.


CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                Year ended December 31,
                                                                    ------------------------------------------------
(THOUSANDS, EXCEPT PER SHARE DATA)                                       2002            2001            2000
--------------------------------------------------------------------------------------------------------------------
REVENUES
   Insurance premiums                                                 $   754,460     $   838,672     $   951,071
   Net investment income                                                   15,005          17,443          19,007
   Net realized investment gains (losses)                                      39            (779)           (325)
   Other revenue                                                           20,025          21,285          20,112
--------------------------------------------------------------------------------------------------------------------
Total revenues                                                            789,529         876,621         989,865

EXPENSES
   Medical and other benefits                                             507,205         601,942         724,613
   Selling, general and administrative                                    242,584         257,742         251,767
   Interest                                                                 1,848           2,877           3,584
   Amortization of goodwill and other intangibles                             730           3,628           3,785
--------------------------------------------------------------------------------------------------------------------
Total expenses                                                            752,367         866,189         983,749

Income before income tax expense and cumulative
   effect of a change in accounting principle                              37,162          10,432           6,116

Income tax expense                                                         14,676           6,257           3,447
--------------------------------------------------------------------------------------------------------------------

Income before cumulative effect of a
   change in accounting principle                                          22,486           4,175           2,669

Cumulative effect of a change in accounting principle                     (60,098)              -               -
--------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                     $   (37,612)    $     4,175     $     2,669
====================================================================================================================

Earnings per common share - basic:
   Income before cumulative effect of a
     change in accounting principle                                   $      1.72     $      0.30     $      0.18
   Cumulative effect of a change in accounting principle                    (4.61)              -               -
--------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                     $     (2.88)    $      0.30     $      0.18
====================================================================================================================

Earnings per common share - diluted:
   Income before cumulative effect of a
     change in accounting principle                                   $      1.63     $      0.29     $      0.18
   Cumulative effect of a change in accounting principle                    (4.34)              -               -
--------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                     $     (2.72)    $      0.29     $      0.18
====================================================================================================================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN MEDICAL SECURITY GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                Year ended December 31,
                                                                    ------------------------------------------------
(THOUSANDS)                                                              2002            2001            2000
--------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                                     $   (37,612)    $     4,175     $     2,669
Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
     Cumulative effect of a change in accounting principle                 60,098               -               -
     Depreciation and amortization                                          8,957          10,493           9,762
     Net realized investment (gains) losses                                   (39)            779             325
     Net change in trading securities                                        (409)           (257)           (260)
     Deferred income tax expense (benefit)                                (13,374)            609           6,029
     Changes in operating accounts:
       Other assets                                                         7,206           7,722           9,119
       Medical and other benefits payable                                  (1,025)         (9,806)        (23,807)
       Advance premiums                                                    (1,537)           (831)            291
       Payables and accrued expenses                                        1,109           2,130             858
       Other liabilities                                                   11,801           2,576          (8,145)
--------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                        35,175          17,590          (3,159)

INVESTING ACTIVITIES
Purchases of available for sale securities                               (174,920)       (143,148)        (14,512)
Proceeds from sale of available for sale securities                       168,338         129,038          25,460
Proceeds from maturity of available for sale securities                     6,550          15,417           4,045
Proceeds from maturity of held to maturity securities                       1,925               -             630
Purchases of held to maturity securities                                   (1,925)              -               -
Purchases of property and equipment                                        (6,756)         (6,546)         (4,584)
Proceeds from sale of property and equipment                                    8              21              13
--------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                        (6,780)         (5,218)         11,052

FINANCING ACTIVITIES
Issuance of common stock                                                    2,990             413               4
Purchase of treasury stock                                                (19,540)         (2,216)         (8,292)
Proceeds from notes payable borrowings                                     30,158               -          39,158
Repayment of notes payable                                                (36,358)         (1,200)        (40,423)
--------------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                     (22,750)         (3,003)         (9,553)
--------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents:
   Net increase (decrease) during year                                      5,645           9,369          (1,660)
   Balance at beginning of year                                            24,975          15,606          17,266
--------------------------------------------------------------------------------------------------------------------
Balance at end of year                                                $    30,620     $    24,975     $    15,606
====================================================================================================================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN MEDICAL SECURITY GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (LOSS)

                                                                                           Accumulated
                                                                                              Other
                                               Common Stock         Paid-In     Retained  Comprehensive   Treasury
(THOUSANDS, EXCEPT SHARE DATA)              Shares      Amount      Capital     Earnings   Income (Loss)   Stock       Total
--------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2000                16,653,646    $  16,654   $ 187,952    $  33,626   $ (10,464)  $  (7,488)   $ 220,280

Comprehensive income:
  Net income                                                                         2,669                                2,669
  Change in net unrealized gain (loss) on
    securities, net of taxes of $3,508                                                           6,516                    6,516
                                                                                                                    ------------
Comprehensive income                                                                                                      9,185
                                                                                                                    ------------

Issuance of common stock                         669                        4                                                 4

Purchase of treasury stock
    (1,261,870 shares, at cost)                                                                             (8,292)      (8,292)
--------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000              16,654,315       16,654     187,956       36,295      (3,948)    (15,780)     221,177

Comprehensive income:
  Net income                                                                         4,175                                4,175
  Change in net unrealized gain (loss) on
    securities, net of taxes of $3,150                                                           5,851                    5,851
                                                                                                                    ------------
Comprehensive income                                                                                                     10,026
                                                                                                                    ------------

Issuance of common stock                                                  (29)                                 442          413

Purchase of treasury stock
  (367,262 shares, at cost)                                                                                 (2,216)      (2,216)
--------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001              16,654,315       16,654     187,927       40,470       1,903     (17,554)     229,400

Comprehensive loss:
  Net loss                                                                         (37,612)                             (37,612)
  Change in net unrealized gain (loss) on
    securities, net of taxes of $3,093                                                           5,743                    5,743
                                                                                                                    ------------
Comprehensive loss                                                                                                      (31,869)
                                                                                                                    ------------
Issuance of common stock                                                1,886                                2,873        4,759

Purchase of treasury stock
  (1,400,000 shares, at cost)                                                                              (19,540)     (19,540)
--------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002              16,654,315    $  16,654   $ 189,813    $   2,858   $   7,646    $(34,221)   $ 182,750
================================================================================================================================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN MEDICAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

American Medical Security Group, Inc., together with its subsidiary companies (the "Company"), is a provider of individual and small employer group insurance products. The Company's principal product offering is health insurance for small employer groups and individuals and their families. The Company also offers life, dental, prescription drug, disability and accidental death insurance, and provides self-funded benefit administration. The Company's products are marketed in 32 states and the District of Columbia through independent agents. At December 31, 2002, the Company's leading states with respect to medical membership were Florida, Illinois, Texas and Michigan, each individually representing approximately 10% of the Company's total medical membership. Approximately 75 Company sales managers located in sales offices throughout the United States support the independent agents. The Company's products generally provide discounts to insureds that utilize preferred provider organizations. The Company owns a preferred provider network and also contracts with other networks to ensure cost-effective health care choices to its members.

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

INVESTMENTS

The Company's investments are classified in three categories. Investments that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and are reported at amortized cost. Assets which are invested for the purpose of supporting the Company's nonqualified executive retirement plan are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings as net investment income. All other investments are classified as available-for-sale securities and are reported at fair value based on quoted market prices. Unrealized gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of shareholders' equity as accumulated other comprehensive income or loss, net of income tax effects. The Company evaluates securities for other-than-temporary impairment on a periodic basis and principally considers the type of security, the severity of the decline in fair value and the duration of the decline in fair value in determining whether a security's decline in fair value is other-than-temporary. Realized gains and losses from the sale or write-down for other-than-temporary impairments of available-for-sale debt and equity securities are calculated using the specific identification method.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of investments are reported in Note 4, "Investments". The fair values of all other financial instruments approximate their December 31, 2002 and 2001 carrying values.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of assets. Estimated useful lives are 20 to 30 years for land improvements, 10 to 40 years for buildings and building improvements, three to five years for computer equipment and software and three to 10 years for furniture and other equipment.

GOODWILL AND OTHER INTANGIBLES

Goodwill represents the excess of cost over the fair market value of net assets acquired. Effective January 1, 2002, goodwill is no longer amortized and is subject to impairment testing as a result of the adoption of a new accounting standard. Prior to the adoption of this new accounting standard, the Company measured impairment of goodwill and other intangibles using undiscounted cash flows. See Note 2, "New Accounting Standard" for a detailed discussion of the impact of this new accounting standard.

Other intangibles are net of accumulated amortization of $4,443,000 at December 31, 2002 and $3,713,000 at December 31, 2001. Amortization expense for the year ended December 31, 2002 was $730,000 and is expected to continue at this amount for each of the next four years.

POLICY ACQUISITION COSTS

Policy acquisition costs consist of commissions and other administrative costs that the Company incurs to acquire new business. The Company currently does not defer policy acquisition costs. Premium is collected and billed and commissions and other administrative costs are incurred on a month-to-month basis. Policy acquisition costs are expensed in the period incurred.

REINSURANCE

Reinsurance premiums, commissions and expense reimbursements on reinsured business are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Premiums and benefits ceded to other companies have been reported as a reduction of premium revenue and benefits. Reinsurance receivables and prepaid reinsurance premium amounts are reported as other assets.

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


A summary of reinsurance assumed and ceded is as follows:

                                                                                Year ended December 31,
                                                                    ------------------------------------------------
(THOUSANDS)                                                              2002            2001            2000
--------------------------------------------------------------------------------------------------------------------
Reinsurance assumed:
   Insurance premiums                                                 $     1,043     $     1,515     $     8,725
   Medical and other benefits                                                 767           1,395           9,921

Reinsurance ceded:
   Insurance premiums                                                 $     2,206     $     2,532     $     2,523
   Medical and other benefits                                               1,749           1,910           3,250


MEDICAL AND OTHER BENEFITS PAYABLE

The liabilities for medical and other benefits represent estimates of the ultimate net cost of all reported and unreported claims that are unpaid at year end. These estimates are developed using actuarial methods based upon historical data for payment patterns, cost trends, product mix, seasonality, utilization of health care services and other relevant factors. Estimated liabilities for claims-related litigation, which are included in medical and other benefits payable, reflect judgments made by management based on the facts and merits of the case, advice from legal counsel, the general litigation and regulatory environment of the originating state, the Company's past experience with outcomes of cases in a particular jurisdiction, historical results of similar cases and other relevant factors. The estimates are reviewed periodically and, as adjustments to the liabilities become necessary, the adjustments are reflected in current operations. Although considerable variability is inherent in these estimates, management believes that the amount of medical and other benefits payable is adequate to cover the Company's liability for unpaid amounts as of December 31, 2002.

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

During 1999, the Company established a premium deficiency reserve of $19,200,000 for its highly regulated markets. Premium deficiency reserves are included in medical and other benefits payable in the Company's consolidated balance sheets. At December 31, 2000 and 1999, the Company's recorded premium deficiency reserves were $1,142,000 and $16,700,000, respectively. No premium deficiency reserves were recorded at December 31, 2002 and 2001.

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

STOCK-BASED COMPENSATION

The Company follows Accounting Principles Board Opinion No. 25 and no compensation expense is recorded because the exercise price of the Company's employee stock options equaled the market price of the underlying stock on the date of grant. The Company's pro forma information regarding net income and net income per share has been determined as if these options had been accounted for since January 1, 1995, in accordance with the fair value method of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation".

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


In determining compensation expense in accordance with SFAS No. 123, the fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:



                                                                                Year ended December 31,
                                                                    ------------------------------------------------
                                                                         2002            2001            2000
--------------------------------------------------------------------------------------------------------------------
Expected life of options                                                   6 years         6 years         6 years
Risk-free interest rate                                                      4.89%           4.67%           5.73%
Expected dividend yield                                                      0.00%           0.00%           0.00%
Expected volatility factor                                                     51%             53%             56%

Grant date fair value of options:
   Exercise price equals market price                                 $      6.64     $      5.51     $      3.09
   Exercise price is less than market price                           $         -     $         -     $         -
   Exercise price exceeds market price                                $         -     $         -     $         -



For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                                                Year ended December 31,
                                                                    ------------------------------------------------
(THOUSANDS, EXCEPT PER SHARE DATA)                                       2002            2001            2000
--------------------------------------------------------------------------------------------------------------------
Net income (loss), as reported                                        $   (37,612)    $     4,175     $     2,669
Pro forma compensation expense
   in accordance with SFAS No. 123, net of tax                             (1,332)         (1,119)           (933)
--------------------------------------------------------------------------------------------------------------------
Pro forma net income (loss)                                           $   (38,944)    $     3,056     $     1,736
====================================================================================================================

Net income (loss) per common share, as reported:
   Basic                                                              $     (2.88)    $      0.30     $      0.18
   Diluted                                                            $     (2.72)    $      0.29     $      0.18

Pro forma net income (loss) per common share:
   Basic                                                              $     (2.98)    $      0.22     $      0.12
   Diluted                                                            $     (2.83)    $      0.21     $      0.12

The pro forma disclosures only include the effect of options granted subsequent to January 1, 1995. Accordingly, the effects of applying the SFAS No. 123 pro forma disclosures to future periods may not be indicative of future effects.

RELATED PARTIES

The Company has deferred compensation payable to employees of $4,057,000 and $3,167,000 at December 31, 2002 and 2001, respectively.

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

EARNINGS (LOSS) PER COMMON SHARE ("EPS")

Basic EPS is computed by dividing earnings by the weighted average number of common shares outstanding. Diluted EPS is computed by dividing earnings by the weighted average number of common shares outstanding, adjusted for the effect of dilutive stock options.


The following table illustrates the computation of EPS for income before cumulative effect of a change in accounting principle and provides a reconciliation of the number of weighted average basic and diluted shares outstanding:

                                                                                Year ended December 31,
                                                                    ------------------------------------------------
(THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)                               2002             2001            2000
--------------------------------------------------------------------------------------------------------------------
Numerator:
   Income before cumulative effect
     of a change in accounting principle                              $    22,486     $     4,175     $     2,669
====================================================================================================================
Denominator:
   Denominator for basic EPS                                           13,046,777      14,048,545      14,898,652
   Effect of dilutive employee stock options                              788,564         179,143         150,651
--------------------------------------------------------------------------------------------------------------------
     Denominator for diluted EPS                                       13,835,341      14,227,688      15,049,303
====================================================================================================================

Earnings per common share before cumulative effect of a change in accounting principle:
     Basic                                                            $      1.72     $      0.30     $      0.18
     Diluted                                                          $      1.63     $      0.29     $      0.18


Options to purchase 2,922,492, 3,243,767 and 3,460,130 shares of common stock were outstanding at December 31, 2002, 2001 and 2000, respectively. Of those shares, approximately 162,000, 1,914,000 and 2,030,000 were excluded from the computation of diluted earnings (loss) per common share for the respective years because the option's exercise price was greater than the average market price of common shares and, therefore, the effect would be antidilutive.

RECLASSIFICATIONS

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

2.  NEW ACCOUNTING STANDARD

On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" ("Statement 142"). Statement 142 impacts the Company in two ways. First, goodwill is no longer amortized. Second, goodwill was subject to an initial impairment test in accordance with Statement 142, and the remaining balance of goodwill is subject to continuing impairment testing on an annual basis and between annual tests if an event occurs or circumstances change indicating a possible goodwill impairment.

The Company completed the initial goodwill impairment test during the second quarter of 2002. The Company's measurement of fair value was based on an evaluation of ranges of future discounted cash flows, public company trading multiples and market comparisons of similar assets and liabilities. This evaluation utilized assumptions and projections based on the best information available to management. Certain key assumptions considered included forecasted trends in membership, revenue, medical costs, operating expenses and effective tax rates. As a result of this initial impairment test, the Company recognized a non-cash goodwill impairment charge of $60,098,000. The impairment charge was recorded as a cumulative effect of a change in accounting principle as of January 1, 2002. The impairment charge had no impact on cash flows or the statutory-basis capital and surplus of the Company's insurance subsidiaries. As of December 31, 2002, goodwill balances by segment amounted to $12,722,000 for health insurance, $19,416,000 for life insurance and $708,000 for all other.

Also on January 1, 2002, in accordance with Statement 142, the Company reclassified an intangible asset into goodwill because it did not meet the new recognition criteria for an intangible asset to be recognized apart from goodwill. The reclassification had the effect of reducing goodwill by $7,399,000, representing the elimination of the deferred tax liability related to the reclassified intangible asset. The amortization period used prior to 2002 for this intangible asset was the same as the amortization period for goodwill.

The Company completed its annual goodwill impairment test during the fourth quarter of 2002 and determined that its remaining balance of goodwill was not impaired as of December 31, 2002. Subsequent impairment tests will be performed at least annually, and future goodwill impairments, if any, will be classified as operating expenses in the Company's statement of operations.


The following table illustrates net income (loss) and net income (loss) per share adjusted to exclude the effects of amortizing goodwill:

                                                                                Year Ended December 31,
                                                                    ------------------------------------------------
(THOUSANDS, EXCEPT PER COMMON SHARE DATA)                                2002            2001            2000
--------------------------------------------------------------------------------------------------------------------
Reported net income (loss)                                            $   (37,612)    $     4,175     $     2,669
Add back:  goodwill amortization                                                -           2,685           2,685
--------------------------------------------------------------------------------------------------------------------
Adjusted net income (loss)                                            $   (37,612)    $     6,860     $     5,354
====================================================================================================================


Basic earnings (loss) per common share:
   Reported net income (loss)                                         $     (2.88)    $      0.30     $      0.18
   Goodwill amortization                                                        -            0.19            0.18
--------------------------------------------------------------------------------------------------------------------
   Adjusted net income (loss)                                         $     (2.88)    $      0.49     $      0.36
====================================================================================================================


Diluted earnings (loss) per common share:
   Reported net income (loss)                                         $     (2.72)    $      0.29     $      0.18
   Goodwill amortization                                                        -            0.19            0.18
--------------------------------------------------------------------------------------------------------------------
   Adjusted net income (loss)                                         $     (2.72)    $      0.48     $      0.36
====================================================================================================================

3.  MEDICAL AND OTHER BENEFITS PAYABLE

Activity related to liabilities for unpaid claims included in medical and other benefits payable is summarized as follows:


                                                                                     December 31,
                                                                    ------------------------------------------------
(THOUSANDS)                                                               2002            2001            2000
--------------------------------------------------------------------------------------------------------------------
Balance at January 1                                                  $   128,330     $   134,690     $   141,177
   Less reinsurance recoverables                                            1,351             476             992
--------------------------------------------------------------------------------------------------------------------

Net balance at January 1                                                  126,979         134,214         140,185

Incurred related to:
   Current year                                                           514,764         612,491         720,897
   Prior years                                                             (7,881)        (12,026)         (3,397)
--------------------------------------------------------------------------------------------------------------------
Total incurred                                                            506,883         600,465         717,500

Paid related to:
   Current year                                                           389,949         487,400         587,828
   Prior years                                                            117,748         120,300         135,643
--------------------------------------------------------------------------------------------------------------------
Total paid                                                                507,697         607,700         723,471
--------------------------------------------------------------------------------------------------------------------

Net balance at December 31                                                126,165         126,979         134,214
   Plus reinsurance recoverables                                              312           1,351             476
--------------------------------------------------------------------------------------------------------------------
Balance at December 31                                                $   126,477     $   128,330     $   134,690
====================================================================================================================


The incurred amounts related to prior years represent the differences between the Company's estimated medical and other benefits payable for prior years' claims and the actual or remaining estimated amounts required to satisfy such claims. Actual amounts differ from previously recorded liabilities due primarily to inherent variabilities associated with estimating health insurance benefits payable and litigation liabilities. The liabilities for unpaid claims at December 31, 2001, 2000 and 1999 developed redundant in the subsequent years by $7,881,000, $12,026,000 and $3,397,000, respectively.

In determining the liability for unpaid claims at December 31, 2001, management anticipated increased utilization by the general population of mental health and other health care services in the fourth quarter of 2001 due to various factors including, as previously disclosed, the indirect impact of the September 11, 2001 events and subsequent bio-terrorism threats and attacks. The Company did not experience a discernable adverse impact from these factors and events during 2002, which accounts for the developed redundancy on the liability as of December 31, 2001. These reserves are no longer held as of December 31, 2002. The developed redundancy on the liability as of December 31, 2000 was due to an improvement as compared to previous years in the Company's average medical claims cost per member in late 2000. No additional premiums are collected or returned as a result of incurred claims from prior years.

4.  INVESTMENTS

Net investment income and net realized investment gains (losses) include the following:


                                                                                Year ended December 31,
                                                                    ------------------------------------------------
(THOUSANDS)                                                                2002            2001            2000
--------------------------------------------------------------------------------------------------------------------
Net investment income:
   Interest on fixed maturities                                       $    14,290     $    15,728     $    17,867
   Dividends on equity securities                                              18             148             148
   Unrealized loss on trading securities                                      (66)            (34)            (21)
   Interest on cash equivalents and other investment income                 1,384           2,223           1,629
   Investment expenses                                                       (621)           (622)           (616)
--------------------------------------------------------------------------------------------------------------------
Net investment income                                                 $    15,005     $    17,443     $    19,007
====================================================================================================================

Net realized investment gains (losses):
   Realized investment gains                                          $     2,972     $     1,544     $       111
   Realized investment losses                                              (2,933)         (2,323)           (436)
--------------------------------------------------------------------------------------------------------------------
Net realized investment gains (losses)                                $        39     $      (779)    $      (325)
====================================================================================================================

Unrealized gains (losses) are computed as the difference between estimated fair value and amortized cost for fixed maturities and equity securities classified as available for sale. A summary of the net change in unrealized gains (losses), which is included in accumulated other comprehensive income (loss), is as follows:


                                                                                Year ended December 31,
                                                                    ------------------------------------------------
(THOUSANDS)                                                                 2002            2001            2000
--------------------------------------------------------------------------------------------------------------------
Fixed maturities                                                      $     8,850     $     8,847     $     9,854
Equity securities                                                             (14)            154             170
--------------------------------------------------------------------------------------------------------------------
   Net change in unrealized gains (losses)                            $     8,836     $     9,001     $    10,024
====================================================================================================================

Changes in accumulated other comprehensive income (loss) related to changes in unrealized gains and losses on securities are as follows:

                                                                                Year ended December 31,
                                                                    ------------------------------------------------
(THOUSANDS)                                                                 2002            2001            2000
--------------------------------------------------------------------------------------------------------------------
Change in net unrealized gain (loss) on securities, net of taxes      $     5,768     $     5,345     $     6,305
Less:  reclassification adjustment for gains (losses) included in net income (loss), net of tax expense of $14 in 2002 and net of
   tax benefit of $273 and $114 in 2001 and 2000, respectively                 25            (506)           (211)
--------------------------------------------------------------------------------------------------------------------
Change in net unrealized gain (loss) on securities, net of taxes      $     5,743     $     5,851     $     6,516
====================================================================================================================

The amortized cost and estimated fair values of investments are as follows:


                                                                           Gross          Gross
                                                          Amortized      Unrealized     Unrealized     Estimated
(THOUSANDS)                                                  Cost           Gains         Losses       Fair Value
--------------------------------------------------------------------------------------------------------------------
AT DECEMBER 31, 2002:
Available for sale:
   Fixed maturities:
     U.S. Treasury securities                             $   56,781     $    2,519     $        -     $   59,300
     Corporate debt securities                               100,664          5,272           (335)       105,601
     Foreign government securities                            11,657            674              -         12,331
     Government agency mortgage-backed securities             87,709          3,028              -         90,737
     Municipal securities                                      9,648            605              -         10,253
--------------------------------------------------------------------------------------------------------------------
                                                             266,459         12,098           (335)       278,222
Held to maturity:
   U.S. Treasury securities                                    4,288            277              -          4,565
--------------------------------------------------------------------------------------------------------------------
                                                          $  270,747     $   12,375     $     (335)    $  282,787
====================================================================================================================


                                                                           Gross          Gross
                                                          Amortized      Unrealized     Unrealized     Estimated
(THOUSANDS)                                                  Cost           Gains         Losses       Fair Value
--------------------------------------------------------------------------------------------------------------------

AT DECEMBER 31, 2001:
Available for sale:
   Fixed maturities:
     U.S. Treasury securities                             $   47,869     $      283     $       (1)    $   48,151
     Corporate debt securities                               115,263          2,447         (1,068)       116,642
     Foreign government securities                            12,391            442             (2)        12,831
     Government agency mortgage-backed securities             77,966            691           (101)        78,556
     Municipal securities                                     13,351            223             (1)        13,573
--------------------------------------------------------------------------------------------------------------------
                                                             266,840          4,086         (1,173)       269,753
   Equity securities - preferred                                 708             14              -            722
Held to maturity:
   U.S. Treasury securities                                    4,286             73              -          4,359
--------------------------------------------------------------------------------------------------------------------
                                                          $  271,834     $    4,173     $   (1,173)    $  274,834
====================================================================================================================

The amortized cost and estimated fair values of debt securities at December 31, 2002 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations.

                                                                Available-for-Sale           Held-to-Maturity
                                                             Amortized     Estimated      Amortized     Estimated
(THOUSANDS)                                                     Cost       Fair Value        Cost       Fair Value
--------------------------------------------------------------------------------------------------------------------
Due in one year or less                                      $    11,292   $    11,568    $       804   $       814
Due after one through five years                                  94,455        98,848          3,484         3,751
Due after five through ten years                                  56,363        60,018              -             -
Due after ten years                                               16,640        17,051              -             -
--------------------------------------------------------------------------------------------------------------------
                                                                 178,750       187,485          4,288         4,565
Government agency mortgage-backed securities                      87,709        90,737              -             -
--------------------------------------------------------------------------------------------------------------------
                                                             $   266,459   $   278,222    $     4,288   $     4,565
====================================================================================================================


At December 31, 2002, the insurance subsidiaries had fixed securities and cash equivalents on deposit with various state insurance departments with carrying values of approximately $4,488,000.


5.  PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and are summarized as follows:

                                                                                             December 31,
                                                                                    --------------------------------
(THOUSANDS)                                                                              2002            2001
--------------------------------------------------------------------------------------------------------------------
Land and land improvements                                                            $     3,930     $     3,893
Building and building improvements                                                         24,489          24,315
Computer equipment and software                                                            22,771          18,121
Furniture and other equipment                                                              14,826          13,559
--------------------------------------------------------------------------------------------------------------------
                                                                                           66,016          59,888
Less accumulated depreciation                                                             (32,955)        (26,507)
--------------------------------------------------------------------------------------------------------------------
                                                                                      $    33,061     $    33,381
====================================================================================================================

The Company recognized depreciation expense on property and equipment of $7,064,000, $5,555,000 and $4,656,000 in 2002, 2001 and 2000, respectively.

6.  DEBT

Notes payable consists of the following:

                                                                                             December 31,
                                                                                    --------------------------------
(THOUSANDS)                                                                                2002            2001
--------------------------------------------------------------------------------------------------------------------
Line of credit, commercial banks, adjusted periodically,
   interest payments due quarterly through December 2005                              $    30,158     $    35,158

Mortgage payable, commercial bank, 9.05% interest, monthly
   principal payments of $100,000 plus interest through January 1, 2004                     3,700           4,900
--------------------------------------------------------------------------------------------------------------------
                                                                                      $    33,858     $    40,058
====================================================================================================================

On December 30, 2002, the Company refinanced its revolving bank line of credit agreement. As a result, the maximum available credit increased from $30,158,000 to $50,000,000. In addition, the new three-year agreement provides for a lump-sum repayment of outstanding advances at the end of 2005. At December 31, 2002, the outstanding balance of advances under the credit agreement was $30,158,000. Interest is charged on the outstanding balance based upon an indexed floating rate of interest. The credit agreement contains customary covenants which, among other matters, require the Company to achieve certain minimum financial results, prohibit the Company from paying future cash dividends, and restrict or limit the Company's ability to incur additional debt and dispose of assets outside the ordinary course of business. The Company was in compliance with all such covenants at December 31, 2002. The Company's obligations under the credit agreement are guaranteed by its subsidiary, American Medical Security Holdings, Inc. ("AMS Holdings"), and secured by pledges of stock of AMS Holdings and United Wisconsin Life Insurance Company, the Company's principal insurance subsidiary.

Future annual principal amounts due for all of the Company's debt, including the credit agreement, as of December 31, 2002 are $1,200,000 for 2003, $2,500,000 for 2004, and $30,158,000 for 2005. During 2002, 2001 and 2000, interest paid totaled $1,856,000, $2,931,000 and $4,005,000, respectively.

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

The Company had a net current federal income tax payable of $6,520,000 and $4,012,000 at December 31, 2002 and 2001, respectively. The Company and its subsidiaries had state net business loss carryforwards totaling $98,502,000 at December 31, 2002, which will begin to expire in the year 2008.

The components of income tax expense are as follows:

                                                                                Year ended December 31,
                                                                    ------------------------------------------------
(THOUSANDS)                                                                2002             2001           2000
--------------------------------------------------------------------------------------------------------------------
Current:
   Federal                                                            $    26,391     $     5,410     $    (3,077)
   State                                                                    1,659             238             495
--------------------------------------------------------------------------------------------------------------------
                                                                           28,050           5,648          (2,582)
Deferred:
   Federal                                                                (12,591)            313           5,673
   State                                                                     (783)            296             356
--------------------------------------------------------------------------------------------------------------------
                                                                          (13,374)            609           6,029
--------------------------------------------------------------------------------------------------------------------
Income tax expense                                                    $    14,676     $     6,257     $     3,447
====================================================================================================================

The differences between income tax expense computed at the federal statutory rate and recorded income tax expense are as follows:

                                                                                Year ended December 31,
                                                                    ------------------------------------------------
(THOUSANDS)                                                                2002             2001            2000
--------------------------------------------------------------------------------------------------------------------
Income tax expense at federal statutory rate                          $    13,007     $     3,651     $     2,141
Goodwill amortization                                                           -             829             829
Stock issuance costs                                                          250               -               -
State income and franchise taxes, net of federal benefit                      579             571             415
Other, net                                                                    840           1,206              62
--------------------------------------------------------------------------------------------------------------------
   Income tax expense                                                 $    14,676     $     6,257     $     3,447
====================================================================================================================

Significant components of the Company's federal and state deferred tax liabilities and assets are as follows:

                                                           December 31, 2002               December 31, 2001
                                                    ----------------------------------------------------------------
(THOUSANDS)                                                Federal        State            Federal          State
--------------------------------------------------------------------------------------------------------------------
Deferred tax assets:
   Insurance liabilities                              $    13,030     $       670     $     2,755     $       142
   Unearned income                                          3,139             175             782              56
   Employee compensation and benefits                       3,221             568           2,561             440
   Accrued expenses                                         1,542             297           2,765             532
   Acquisition costs                                        1,790             289           2,010             320
   Net business loss carryforwards                          1,047           6,789           1,082           6,384
   Other deductible temporary differences                   1,180             506           2,428             586
--------------------------------------------------------------------------------------------------------------------
                                                           24,949           9,294          14,383           8,460
Valuation allowances                                       (1,918)         (3,441)         (1,963)         (3,431)
--------------------------------------------------------------------------------------------------------------------
                                                           23,031           5,853          12,420           5,029

Deferred tax liabilities:
   Intangibles                                              1,001             226           7,702           1,740
   Prepaid assets                                             853              88           1,145             115
   Depreciation and amortization                              998             189           1,889             361
   Unrealized gain on investments                           4,117               -           1,024               -
   Other taxable temporary differences                      1,880               8           1,815              11
--------------------------------------------------------------------------------------------------------------------
                                                            8,849             511          13,575           2,227
--------------------------------------------------------------------------------------------------------------------
Net deferred tax assets (liabilities)                 $    14,182     $     5,342     $    (1,155)    $     2,802
====================================================================================================================


The federal deferred benefit arising from the deductibility of state deferred taxes is included as a component of other federal deferred taxes. The net deferred taxes are included in other assets in the accompanying consolidated balance sheets. During 2002, the Company recognized, as an adjustment to additional paid-in capital, an income tax benefit of $1,769,000 resulting from the deduction received by the Company upon the exercise of employee stock options. The Company paid net federal and state income taxes of $22,903,000 in 2002 and received net federal and state income tax refunds of $739,000 and $6,910,000 in 2001 and 2000, respectively.


8.  COMMITMENTS AND CONTINGENCIES

In February 2000, a class action lawsuit was filed against the Company in the state of Florida alleging that the Company failed to follow Florida law when it discontinued writing certain health insurance policies and offering new policies in 1998. Plaintiffs claim that the Company wrongfully terminated coverage, improperly notified insureds of conversion rights and charged improper premiums for new coverage. Plaintiffs also allege that the Company's renewal rating methodology violated Florida law. On April 24, 2002, a Circuit Court Judge ruled against the Company and ordered the question of damages be tried at a later date. The damages portion of the lawsuit has not yet been scheduled.

In a separate administrative proceeding involving substantially similar issues, the Florida Department of Insurance issued an administrative complaint against the Company in May 2001 challenging the Company's rating and other practices in Florida relating to its MedOne(SM) products for individuals and their families. MedOne(SM) products sold by the Company in Florida are written pursuant to a group master policy issued to an association domiciled in another state. In a recommended order entered April 25, 2002, the Administrative Law Judge held that the evidence presented by the Florida Department of Insurance did not support a conclusion that the Company had violated any provisions of Florida law. The Administrative Law Judge recommended that all counts of the Department's administrative complaint be dismissed. On July 24, 2002, the Florida Department of Insurance issued a final order affirming the recommendations from the Administrative Law Judge with respect to six of eight counts. Among other things, the final order affirmed that the policy issued to the association was exempt from most Florida rating requirements. However, the Department reversed the Administrative Law Judge's finding that the Company did not violate state law applicable to policies issued out of state, and ordered the suspension of the Company's license to sell new business in Florida for one year. The Department's order specifically permits the Company to continue to renew its existing business in Florida. On July 29, 2002, the First District Court of Appeals for the State of Florida stayed the order of the Florida Department of Insurance. The stay is effective until the Court of Appeals rules on the Company's request to overturn the order. Oral arguments were held before the appellate court on February 12, 2003. The Company is awaiting a ruling. The Company anticipates a reversal of the final order on appeal. The Company has voluntarily implemented a block rating system for all of its MedOne(SM) products due to adverse publicity and misperceptions about the Company's rating practices.

The Company is a defendant in a number of lawsuits in various states, primarily Alabama, alleging misrepresentation of the rating methodology used by the Company with respect to certain MedOne(SM) products purchased by the plaintiffs. These lawsuits commonly seek unspecified damages for misrepresentation and emotional distress in addition to punitive damages. Some of these cases involve multiple plaintiffs. The cases are in various stages of litigation. One or more of the cases could come to trial as early as the second quarter of 2003. The Company believes that these lawsuits are unfounded because the Company properly disclosed the nature of the products sold. The Company also believes the subject matter of the lawsuits falls under the primary jurisdiction of state insurance departments. The Company is vigorously defending itself in these actions.

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


9.  SHAREHOLDERS' EQUITY

STATUTORY FINANCIAL INFORMATION

State insurance laws and regulations prescribe accounting practices for determining statutory net income and equity for insurance companies. These regulations require, among other matters, the filing of financial statements prepared in accordance with statutory accounting practices prescribed or permitted for insurance companies. The combined statutory capital and surplus of the Company's insurance subsidiaries, United Wisconsin Life Insurance Company and American Medical Security Insurance Company of Georgia, at December 31, 2002 and 2001, was $157,487,000 and $155,629,000, respectively. The combined statutory net income of the Company's insurance subsidiaries was $13,150,000, $18,052,000 and $7,808,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

State insurance regulations also require the maintenance of a minimum compulsory surplus based on a percentage of premiums written. At December 31, 2002, the Company's insurance subsidiaries were in compliance with these compulsory regulatory requirements.

RESTRICTIONS ON DIVIDENDS FROM SUBSIDIARIES

Dividends paid by the insurance subsidiaries to the parent Company are limited by state insurance regulations. The insurance regulator in the insurer's state of domicile may disapprove any dividend which, together with other dividends paid by an insurance company in the prior 12 months, exceeds the regulatory maximum, computed as the lesser of 10% of statutory surplus or total statutory net gain from operations as of the end of the preceding calendar year. In January 2003, regulatory approval was obtained, and a $2,000,000 dividend was paid to the parent company by an insurance subsidiary. Based upon the financial statements of the Company's insurance subsidiaries as of December 31, 2002, as filed with the insurance regulators, the additional aggregate amount available for dividend without regulatory approval is $11,300,000.

SHAREHOLDERS' RIGHTS AGREEMENT

In August 2001, the Board of Directors of the Company adopted a shareholders' rights agreement (the "rights agreement") and declared a dividend of one preferred share purchase right for each outstanding share of common stock of the Company. When exercisable, each right entitles the registered holder to purchase from the Company a unit consisting of one ten-thousandth of a share of Series B Junior Cumulative Preferred Stock of the Company at a price of $30.00. The rights agreement, as amended, is designed to deter takeover initiatives not considered to be in the best interests of the Company's shareholders. In the event that a person or a group has become the beneficial owner of 16% or more of the common shares then outstanding, in certain circumstances the rights become exercisable, and each holder of a right will have the right to receive, upon exercise, common shares having a value equal to two times the exercise price of the right. The rights are redeemable by action of the Company's Board of Directors at any time prior to their becoming exercisable. The rights expire on August 20, 2011.


10.  EMPLOYEE BENEFIT PLANS

RETIREMENT SAVINGS PLAN

The Company's employees are included in a qualified defined contribution plan (the "Retirement Savings Plan") with profit sharing and discretionary savings provisions covering all eligible salaried and hourly employees. Participant contributions up to 6% of the participant's compensation were matched 70% by the Company in 2002 and 60% in 2001 and 2000. Profit sharing contributions to the Retirement Savings Plan are determined annually by the Company. Participants vest in Company contributions in three years. The Company recognized expense associated with the Retirement Savings Plan of $3,711,000, $1,881,000 and $1,944,000 in 2002, 2001 and 2000, respectively. For 2002, the expense includes a profit sharing contribution of approximately $1,300,000, or 2% of eligible wages. No profit sharing contributions were made in 2001 or 2000.

NONQUALIFIED EXECUTIVE RETIREMENT PLAN

The Company has a nonqualified executive retirement plan (the "Nonqualified Plan") to provide key management with the opportunity to accumulate deferred compensation which cannot be accumulated under the Retirement Savings Plan due to compensation limitations imposed by the Internal Revenue Service. The Nonqualified Plan is funded through a rabbi trust and has contribution and investment options similar to those of the Retirement Savings Plan. The Company recognized expense associated with the Nonqualified Plan of $116,000, $53,000 and $77,000 during 2002, 2001 and 2000, respectively.

STOCK BASED COMPENSATION PLANS

The Company has a stock-based compensation plan, the Equity Incentive Plan (the "Plan"), for the benefit of eligible employees and directors of the Company. The Plan permits the grant of nonqualified stock options ("NQSO"), incentive stock options, stock appreciation rights, restricted stock awards and performance awards. Persons eligible to participate in the Plan include all full-time active employees and outside directors of the board of directors. The Plan allows for the granting of up to 4,000,000 shares of which 448,113 shares are available for grant as of December 31, 2002. The Company's 1995 Director Stock Option Plan also permits the grant of NQSOs. The plan allows for the granting of up to 75,000 shares of which 9,000 shares are available for grant as of December 31, 2002.

The terms of incentive stock options and nonqualified stock options granted under the Plan cannot exceed more than 10 and 12 years, respectively, and the option exercise price generally cannot be less than the fair market value of the Company's common stock on the date of grant. Incentive stock options and NQSOs are not exercisable in any event prior to six months following the grant date. The Company's outstanding NQSOs generally vest 25% per year for employees and 33.3% per year for directors beginning on the first anniversary of the date of grant and each subsequent anniversary date thereafter provided the employee or director remains in service.

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

The Company has a deferred compensation plan for the benefit of certain outside directors of the Company who wish to defer the receipt of eligible compensation which they may otherwise be entitled to receive from the Company. Directors who choose to participate in the plan may elect to have their deferred compensation credited to, in whole or in part, either an interest account or a Company stock unit account.

During 1998, the Company and a key executive entered into a deferred stock agreement. Under the agreement the Company has an obligation to issue 73,506 shares of the Company's common stock in the year after employment terminates. The Company incurred expense of $197,000 in 2002 and $225,000 in each of the two years ended 2001 and 2000 related to this agreement.

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

Stock option activity for all plans is as follows:

                                                                                    Year ended December 31,
                                                                      -----------------------------------------------------
                                                                            2002              2001             2000
---------------------------------------------------------------------------------------------------------------------------
TOTAL NUMBER OF NQSOS
Outstanding at beginning of year                                            3,243,767         3,460,130        2,809,143
Granted                                                                       245,000           426,000          715,000
Exercised                                                                    (350,459)          (26,756)               -
Forfeited                                                                    (215,816)         (615,607)         (64,013)
---------------------------------------------------------------------------------------------------------------------------
Outstanding at end of year                                                  2,922,492         3,243,767        3,460,130
===========================================================================================================================


Exercisable at end of year                                                  2,004,846         1,826,017        1,807,963
Available for grant at end of year                                            457,113           486,297          296,690


WEIGHTED AVERAGE EXERCISE PRICE OF NQSOS
Outstanding at beginning of year                                                $ 9.11            $ 9.86           $11.10
Granted - Exercise price equals market price on grant date                       12.24              9.97             5.28
Granted - Exercise price is less than market price on grant date                     -                 -                -
Granted - Exercise price exceeds market price on grant date                          -                 -                -
Exercised                                                                         8.53              5.15                -
Forfeited                                                                        11.27             14.09            13.14
Outstanding at end of year                                                        9.28              9.11             9.86
Exercisable at end of year                                                        9.48             10.33            12.60


NQSOS BY EXERCISE PRICE RANGE
Range of exercise prices                                               $  3.01 - $8.88   $  3.01 - $8.88  $  3.01 - $8.88
Weighted average exercise price                                                  $5.85             $5.75            $5.71
Weighted average remaining contractual life (years)                              10.33             10.08            11.03
Exercisable at end of year                                                     775,396           605,954          260,877
Outstanding at end of year                                                   1,165,000         1,471,454        1,571,960
Weighted average exercise price of options exercisable at end of year            $5.94             $5.77            $5.64

Range of exercise prices                                               $10.20 - $14.38   $10.20 - $14.38  $10.25 - $14.38
Weighted average exercise price                                                 $11.18            $11.07           $11.54
Weighted average remaining contractual life (years)                               9.16              8.78             8.75
Exercisable at end of year                                                   1,114,602           964,984          848,151
Outstanding at end of year                                                   1,637,644         1,517,234        1,189,234
Weighted average exercise price of options exercisable at end of year           $13.45            $11.48           $11.66

Range of exercise prices                                               $15.34 - $22.74   $15.76 - $22.74  $15.76 - $22.74
Weighted average exercise price                                                 $16.74            $16.83           $16.33
Weighted average remaining contractual life (years)                               7.66              6.45             7.48
Exercisable at end of year                                                     114,848           255,079          698,936
Outstanding at end of year                                                     119,848           255,079          698,936
Weighted average exercise price of options exercisable at end of year           $16.80            $16.83           $16.33

11.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Selected quarterly financial data for the years ended December 31, 2002 and 2001 are as follows:
                                                                     Quarter
                                             ---------------------------------------------------------
(THOUSANDS, EXCEPT PER SHARE DATA)                 First         Second        Third          Fourth        Total
--------------------------------------------------------------------------------------------------------------------
2002
Total revenues                                 $   203,744   $   199,572   $   195,710    $   190,503   $   789,529
Income before cumulative effect of a
   change in accounting principle                    5,430         5,241         5,738          6,077        22,486
Net income (loss)                                  (54,668)        5,241         5,738          6,077       (37,612)


Earnings per common share - basic:
   Income before cumulative effect of a
     change in accounting principle            $      0.39   $      0.42   $      0.45    $      0.47   $      1.72
   Net income (loss)                           $     (3.96)  $      0.42   $      0.45    $      0.47   $     (2.88)


Earnings per common share - diluted:
   Income before cumulative effect of a
     change in accounting principle            $      0.37   $      0.38   $      0.42    $      0.45   $      1.63
   Net income (loss)                           $     (3.77)  $      0.38   $      0.42    $      0.45   $     (2.72)


2001
Total revenues                                 $   232,258   $   223,306   $   213,388    $   207,669   $   876,621
Net income (loss)                                   (5,140)        1,466         3,504          4,345         4,175


Net income (loss) per common share:
   Basic                                             (0.36)         0.10          0.25           0.31          0.30
   Diluted                                           (0.36)         0.10          0.25           0.30          0.29



12.  SEGMENTS OF THE BUSINESS

The Company has two reportable segments: 1) health insurance products; and 2) life insurance products. The Company's health insurance products consist of the following coverages related to small group PPO products: MedOne(SM) and small group medical, self-funded medical, dental and short-term disability. Life products consist primarily of group term life insurance. The "All Other" category includes operations not directly related to the business segments and unallocated corporate items (i.e., corporate investment income, interest expense on corporate debt, amortization of goodwill and intangibles and unallocated overhead expenses). The reportable segments are managed separately because they differ in the nature of the products offered and in profit margins.

The Company evaluates segment performance based on income or loss before income taxes, excluding gains and losses on the Company's investment portfolio. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Significant intercompany transactions have been eliminated prior to reporting reportable segment information.

Selected financial data for the Company by segment is as follows:
YEAR ENDED DECEMBER 31, 2002:
                                                        Health           Life                            Total
(THOUSANDS)                                           Insurance       Insurance       All Other       Consolidated
--------------------------------------------------------------------------------------------------------------------
REVENUES
   Insurance premiums                                 $   740,677     $    13,780     $         3     $   754,460
   Net investment income                                    6,671             559           7,775          15,005
   Net realized investment gains                                -               -              39              39
   Other revenue                                           16,609             113           3,303          20,025
--------------------------------------------------------------------------------------------------------------------
Total revenues                                            763,957          14,452          11,120         789,529

EXPENSES
   Medical and other benefits                             503,180           4,006              19         507,205
   Selling, general and administrative                    227,000           4,559          11,025         242,584
   Interest                                                     -               -           1,848           1,848
   Amortization of other intangibles                            -               -             730             730
--------------------------------------------------------------------------------------------------------------------
Total expenses                                            730,180           8,565          13,622         752,367
--------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes and cumulative
   effect of a change in accounting principle         $    33,777     $     5,887     $    (2,502)    $    37,162
====================================================================================================================
As of December 31, 2002:
   Segment assets                                     $   225,502     $    39,452     $   163,986     $   428,940
====================================================================================================================

YEAR ENDED DECEMBER 31, 2001:

                                                        Health           Life                            Total
(THOUSANDS)                                           Insurance       Insurance       All Other       Consolidated
--------------------------------------------------------------------------------------------------------------------
REVENUES
   Insurance premiums                                 $   820,658     $    17,424     $       590     $   838,672
   Net investment income                                    9,197             656           7,590          17,443
   Net realized investment losses                               -               -            (779)           (779)
   Other revenue                                           17,272             154           3,859          21,285
--------------------------------------------------------------------------------------------------------------------
Total revenues                                            847,127          18,234          11,260         876,621


EXPENSES
   Medical and other benefits                             595,811           6,334            (203)        601,942
   Selling, general and administrative                    244,453           5,446           7,843         257,742
   Interest                                                     -               -           2,877           2,877
   Amortization of goodwill and other intangibles               -               -           3,628           3,628
--------------------------------------------------------------------------------------------------------------------
Total expenses                                            840,264          11,780          14,145         866,189
--------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                     $     6,863     $     6,454     $    (2,885)    $    10,432
====================================================================================================================
As of December 31, 2001:
   Segment assets                                     $   299,149     $    41,939     $   131,927     $   473,015
====================================================================================================================




YEAR ENDED DECEMBER 31, 2000:

                                                        Health           Life                            Total
(THOUSANDS)                                           Insurance       Insurance       All Other       Consolidated
--------------------------------------------------------------------------------------------------------------------
REVENUES
   Insurance premiums                                 $   907,722     $    22,578     $    20,771     $   951,071
   Net investment income                                    9,513             638           8,856          19,007
   Net realized investment losses                               -               -            (325)           (325)
   Other revenue                                           16,115             217           3,780          20,112
--------------------------------------------------------------------------------------------------------------------
Total revenues                                            933,350          23,433          33,082         989,865


EXPENSES
   Medical and other benefits                             700,511           7,781          16,321         724,613
   Selling, general and administrative                    235,649           6,581           9,537         251,767
   Interest                                                     -               -           3,584           3,584
   Amortization of goodwill and other intangibles               -               -           3,785           3,785
--------------------------------------------------------------------------------------------------------------------
Total expenses                                            936,160          14,362          33,227         983,749
--------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                     $    (2,810)    $     9,071     $      (145)    $     6,116
====================================================================================================================
As of December 31, 2000:
   Segment assets                                     $   292,279     $    43,880     $   135,764     $   471,923
====================================================================================================================


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item with respect to directors and executive officers is incorporated herein by reference to the information included under the headings " Proposal 1 - Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders scheduled for May 21, 2003 (the "2003 Proxy Statement") and the information under the heading "Executive Officers of the Registrant" in Part I of this report. The 2003 Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year.


ITEM 11.   EXECUTIVE COMPENSATION

Information required by this item is included under the headings "Executive Compensation" and "Election of Directors -- Compensation of Directors" in the 2003 Proxy Statement, which sections are hereby incorporated by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is included under the heading "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in the 2003 Proxy Statement, which sections are hereby incorporated by reference.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is included under the heading "Certain Transactions" in the 2003 Proxy Statement, which section is hereby incorporated by reference.


ITEM 14.   CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported on a timely basis. The Company's principal executive officer and principal financial officer have reviewed and evaluated the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company required to be included in the Company's periodic SEC filings. Since the Evaluation Date, there have not been any significant changes in the internal controls of the Company, or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

                                     PART IV


ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1 and 2. FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                                                        PAGE IN
                                                                                                       FORM 10-K
                                                                                                         REPORT
The following consolidated financial statements of American Medical Security Group, Inc. and subsidiaries are included in Item 8:
Report of Independent Auditors..........................................................................27
Consolidated Balance Sheets at December 31, 2002 and 2001...............................................28
Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000..............29
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000..............30
Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income (Loss)
   for the years ended December 31, 2002, 2001 and 2000.................................................31
Notes to Consolidated Financial Statements..............................................................32

                                                                                                        PAGE IN
                                                                                                       FORM 10-K
                                                                                                         REPORT
The following financial statement schedules of American Medical Security Group, Inc. and subsidiaries are included in Item 15(d):

Schedule II - Condensed Financial Information of Registrant.............................................54
Schedule III - Supplementary Insurance Information......................................................57
Schedule IV - Reinsurance...............................................................................58
Schedule V - Valuation and Qualifying Accounts..........................................................59

All other schedules for which provision is made in applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

3.  EXHIBITS

See the Exhibit Index included as the last page of this report, which is incorporated herein by reference. Each management contract and compensatory plan or arrangement required to be filed as an exhibit to this report is identified in the Exhibit Index by an asterisk following its exhibit number.

(b)   REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the fourth quarter of 2002.

(c)   EXHIBITS

See the Exhibit Index following the Certification pages of this report.

(d)   FINANCIAL STATEMENT SCHEDULES

The financial statement schedules referenced in Item 15(a) are as follows.

                                                                                                        SCHEDULE II

AMERICAN MEDICAL SECURITY GROUP, INC.
(Parent Company Only)


CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEETS

                                                                                             December 31,
(THOUSANDS)                                                                              2002            2001
--------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                                             $       972     $     3,137

Other assets:
   Investment in consolidated subsidiaries                                                175,835         250,794
   Goodwill and other intangibles, net                                                     34,998          19,666
   Due from affiliates                                                                      4,388               -
   Other assets                                                                               510             239
--------------------------------------------------------------------------------------------------------------------
Total other assets                                                                        215,731         270,699
--------------------------------------------------------------------------------------------------------------------
Total assets                                                                          $   216,703     $   273,836
====================================================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Notes payable                                                                      $    30,158     $    35,158
   Taxes payable                                                                            2,819           7,821
   Due to affiliates                                                                            -             634
   Other liabilities                                                                          976             823
--------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                          33,953          44,436


Shareholders' equity:
   Common stock                                                                            16,654          16,654
   Paid-in capital                                                                        189,813         187,927
   Retained earnings                                                                        2,858          40,470
   Accumulated other comprehensive income                                                   7,646           1,903
   Treasury stock                                                                         (34,221)        (17,554)
--------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                                182,750         229,400
--------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                            $   216,703     $   273,836
====================================================================================================================

                                                                                                        SCHEDULE II

AMERICAN MEDICAL SECURITY GROUP, INC.
(Parent Company Only)


CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF OPERATIONS
                                                                                Year ended December 31,
                                                                    ------------------------------------------------
(THOUSANDS)                                                                 2002            2001            2000
--------------------------------------------------------------------------------------------------------------------
REVENUES
   Fees from consolidated subsidiaries                                $     4,752     $     4,427     $     4,139
   Other revenue                                                               27             103             140
--------------------------------------------------------------------------------------------------------------------
Total revenues                                                              4,779           4,530           4,279

EXPENSES
   General and administrative                                               3,068             563             430
   Interest                                                                 1,458           2,377           2,972
   Amortization of goodwill and other intangibles                             365             563             563
--------------------------------------------------------------------------------------------------------------------
Total expenses                                                              4,891           3,503           3,965
--------------------------------------------------------------------------------------------------------------------

Income (loss) before the following items                                     (112)          1,027             314

Income tax expense                                                          1,777             874             154
--------------------------------------------------------------------------------------------------------------------

Income (loss) before the following items                                   (1,889)            153             160

Equity in net income of subsidiaries                                       24,375           4,022           2,509
--------------------------------------------------------------------------------------------------------------------

Income before cumulative effect of a change
   in accounting principle                                                 22,486           4,175           2,669

Cumulative effect of a change in accounting principle                     (60,098)              -               -
--------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                     $   (37,612)    $     4,175     $     2,669
====================================================================================================================

                                                                                                        SCHEDULE II

AMERICAN MEDICAL SECURITY GROUP, INC.
(Parent Company Only)


CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS
                                                                                Year ended December 31,
                                                                    ------------------------------------------------
(THOUSANDS)                                                               2002             2001            2000
--------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                                     $   (37,612)    $     4,175     $     2,669
Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
     Due from affiliates                                                   (5,022)              -               -
     Cumulative effect of change in accounting principle                   60,098               -               -
     Equity in net income of subsidiaries                                 (24,375)         (4,022)         (2,509)
     Dividends received from subsidiaries                                  25,000               -          16,400
     Amortization of intangibles                                              365             563             563
     Deferred income tax expense (benefit)                                    (38)             72             186
     Changes in operating accounts:
       Net other assets and liabilities                                       969           2,481          (7,622)
--------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                  19,385           3,269           9,687

INVESTING ACTIVITIES
Net cash used in investing activities                                           -               -               -

FINANCING ACTIVITIES
Issuance of common stock                                                    2,990             413               4
Purchase of treasury stock                                                (19,540)         (2,216)         (8,292)
Proceeds from notes payable borrowings                                     30,158               -          39,158
Repayment of notes payable                                                (35,158)              -         (39,158)
--------------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                     (21,550)         (1,803)         (8,288)

Cash and cash equivalents:
   Net increase (decrease) during year                                     (2,165)          1,466           1,399
   Balance at beginning of year                                             3,137           1,671             272
--------------------------------------------------------------------------------------------------------------------
Balance at end of year                                                $       972     $     3,137     $     1,671
====================================================================================================================

                                                                                                       SCHEDULE III

AMERICAN MEDICAL SECURITY GROUP, INC.


SUPPLEMENTARY INSURANCE INFORMATION
                                Deferred     Medical and
                                 Policy         Other                       Other
SEGMENT                        Acquisition    Benefits       Advance    Policyholder
(THOUSANDS)                       Costs        Payable      Premiums        Funds
--------------------------------------------------------------------------------------
DECEMBER 31, 2002:
Health                          $         -   $   123,797   $    14,412   $         -
Life                                      -        10,570           788             -
All Other                                 -           112             -             -
--------------------------------------------------------------------------------------
Total                           $         -   $   134,479   $    15,200   $         -
======================================================================================

DECEMBER 31, 2001:
Health                          $         -   $   125,834   $    15,912   $         -
Life                                      -         9,480           825             -
All Other                                 -           190             -             -
--------------------------------------------------------------------------------------
Total                           $         -   $   135,504   $    16,737   $         -
======================================================================================

DECEMBER 31, 2000:
Health                          $         -   $   133,001   $    16,814   $         -
Life                                      -         9,924           754             -
All Other                                 -         2,385             -             -
--------------------------------------------------------------------------------------
Total                           $         -   $   145,310   $    17,568   $         -
======================================================================================


                                                                       Amortization of
                                                           Medical and    Deferred
                                                 Net          Other        Policy         Other
SEGMENT                          Premium     Investment      Benefit     Acquisition    Operating      Premiums
(THOUSANDS)                      Revenue       Income       Expenses        Costs       Expenses        Written
-------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 2002:
Health                          $   740,677   $     6,671   $   503,180   $         -   $   227,000   $   739,177
Life                                 13,780           559         4,006             -         4,559
All Other                                 3         7,775            19             -        11,025             3
----------------------------------------------------------------------------------------------------
Total                           $   754,460   $    15,005   $   507,205   $         -   $   242,584
====================================================================================================

DECEMBER 31, 2001:
Health                          $   820,658   $     9,197   $   595,811   $         -   $   244,453   $   819,756
Life                                 17,424           656         6,334             -         5,446
All Other                               590         7,590          (203)            -         7,843           590
----------------------------------------------------------------------------------------------------
Total                           $   838,672   $    17,443   $   601,942   $         -   $   257,742
====================================================================================================

DECEMBER 31, 2000:
Health                          $   907,722   $     9,513   $   700,511   $         -   $   235,649   $   908,365
Life                                 22,578           638         7,781             -         6,581
All Other                            20,771         8,856        16,321             -         9,537        20,771
----------------------------------------------------------------------------------------------------
Total                           $   951,071   $    19,007   $   724,613   $         -   $   251,767
====================================================================================================



                                                                                                        SCHEDULE IV
AMERICAN MEDICAL SECURITY GROUP, INC.


REINSURANCE
                                                                                                        Percentage
                                                             Ceded to       Assumed                     Of Amount
                                              Direct          Other        from Other        Net         Assumed
(THOUSANDS)                                 Business        Companies      Companies       Amount         to Net
--------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 2002:
Life insurance in force                     $   8,101,953   $  6,114,861   $         -    $  1,987,092        0.0%

Premiums:
   Accident and Health                            741,610          1,973         1,043         740,680        0.1%
   Life                                            14,013            233             -          13,780        0.0%
-------------------------------------------------------------------------------------------------------
Total Premiums                                    755,623          2,206         1,043         754,460        0.1%
=======================================================================================================

YEAR ENDED DECEMBER 31, 2001:

Life insurance in force                     $   9,351,321   $  6,913,662   $         -    $  2,437,659        0.0%

Premiums:
   Accident and Health                            821,994          2,259         1,513         821,248        0.2%
   Life                                            17,695            273             2          17,424        0.0%
-------------------------------------------------------------------------------------------------------
Total Premiums                                    839,689          2,532         1,515         838,672        0.2%
=======================================================================================================

YEAR ENDED DECEMBER 31, 2000:

Life insurance in force                     $  14,839,256   $ 11,412,772   $     1,942    $ 3,428,426         0.1%

Premiums:
   Accident and Health                            922,087          2,236         8,642        928,493         0.9%
   Life                                            22,782            287            83         22,578         0.4%
-------------------------------------------------------------------------------------------------------
Total Premiums                                    944,869          2,523         8,725        951,071         0.9%
=======================================================================================================

                                                                                                         SCHEDULE V

AMERICAN MEDICAL SECURITY GROUP, INC.


VALUATION AND QUALIFYING ACCOUNTS
                                                                           Additions
                                                            Balance at     Charged to
                                                             Beginning     Costs and                   Balance at
(THOUSANDS)                                                  of Period     Expenses       Deductions   End of Period
--------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 2002:
Allowance for bad debts                                      $     1,292   $         -    $     1,172   $       120
Valuation allowance for deferred taxes                             5,394            13             48         5,359
--------------------------------------------------------------------------------------------------------------------
Total                                                        $     6,686   $        13    $     1,220   $     5,479
====================================================================================================================


YEAR ENDED DECEMBER 31, 2001:
Allowance for bad debts                                      $       344   $     1,250    $       302   $     1,292
Valuation allowance for deferred taxes                             3,861         1,810            277         5,394
--------------------------------------------------------------------------------------------------------------------
Total                                                        $     4,205   $     3,060    $       579   $     6,686
====================================================================================================================


YEAR ENDED DECEMBER 31, 2000:
Allowance for bad debts                                      $       651   $         7    $       314   $       344
Valuation allowance for deferred taxes                             3,549           398             86         3,861
--------------------------------------------------------------------------------------------------------------------
Total                                                        $     4,200   $       405    $       400   $     4,205
====================================================================================================================

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AMERICAN MEDICAL SECURITY GROUP, INC.

Date:    March 14, 2003                   By:      /s/ SAMUEL V. MILLER
                                          Samuel V. Miller, Chairman, President,
                                          and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.*

  SIGNATURE                         TITLE
/s/ SAMUEL V. MILLER              Chairman of the Board, President and Chief
Samuel V. Miller                  Executive Officer; Director

/s/ JAMES E. PROCHNOW             Vice President, Corporate Controller and
James E. Prochnow                 Interim Treasurer (Principal Financial Officer
                                  and Corporate Controller

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

/s/ MICHAEL T. RIORDAN            Director
Michael T. Riordan

/s/ H.T. RICHARD SCHREYER         Director
H.T. Richard Schreyer

/s/ FRANK L. SKILLERN             Director
Frank L. Skillern

/s/ J. GUS SWOBODA                Director
J. Gus Swoboda

*Each of the above signatures is affixed as of March 14, 2003.

                                 CERTIFICATIONS


I, Samuel V. Miller, certify that:

1. I have reviewed this annual report on Form 10-K of American Medical Security Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    March 14, 2003                     /s/ Samuel V. Miller
                                            Chief Executive Officer

I, James E. Prochnow, certify that:

1. I have reviewed this annual report on Form 10-K of American Medical Security Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:    March 14, 2003                     /s/ James E. Prochnow
                                            Vice President, Corporate Controller
                                            and Interim Treasurer
                                            (Principal Financial Officer)



                      AMERICAN MEDICAL SECURITY GROUP, INC.
                          (COMMISSION FILE NO. 1-13154)

                                  EXHIBIT INDEX
                                       TO
                             FORM 10-K ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 2002

EXHIBIT                                                     INCORPORATED HEREIN                     FILED
NUMBER               DOCUMENT DESCRIPTION                   BY REFERENCE TO                         HEREWITH
2.1                  Distribution and Indemnity Agreement   Exhibit 2.1 to Newco/UWS'
                     between United Wisconsin Services,     Registration Statement on Form 10, as
                     Inc., now known as American Medical    amended (File No. 1-14177)
                     Security Group, Inc. ("AMSG f/k/a
                     UWS or Registrant") and Newco/UWS,
                     Inc. ("Newco/UWS") dated as of
                     September 11, 1998

2.2                  Employee Benefits Agreement dated as   Exhibit 10.1 to Newco/UWS'
                     of September 11, 1998, by and          Registration Statement on Form 10, as
                     between AMSG f/k/a UWS and Newco/UWS   amended (File No. 1-14177)

2.3                  Tax Allocation Agreement, entered      Exhibit 10.2 to Newco/UWS'
                     into as of September 11, 1998, by      Registration Statement on Form 10, as
                     and between AMSG f/k/a UWS and         amended (File No. 1-14177)
                     Newco/UWS

3.1(a)               Restated Articles of Incorporation     Exhibit 3.1 to the Registrants Form
                     of Registrant dated as of              10-K for the year ended December 31,
                     February 17, 1999                      1998 (the "1998 10-K")


3.1(b)               Articles of Amendment to Restated      Exhibit 3 to the Registrant's Form
                     Articles of Incorporation with         10-Q for the quarter ended June 30,
                     Respect to Designation, Preferences,   2001.
                     Limitations and Relative Rights of
                     Series B Junior Cumulative Preferred
                     Stock

3.2                  Bylaws of Registrant as amended and                                                   X
                     restated November 19, 2002

4.1(a)               Credit Agreement dated as of                                                          X
                     December 30, 2002, (the "Credit
                     Agreement") among the Registrant,
                     LaSalle Bank National Association
                     and other Lenders

                                      EX-1

EXHIBIT                                                     INCORPORATED HEREIN                     FILED
NUMBER               DOCUMENT DESCRIPTION                   BY REFERENCE TO                         HEREWITH

4.2(a)               Rights Agreement, dated as of August   Exhibit 1 to the Registrant's
                     9, 2001, between American Medical      Registration Statement on Form 8-A
                     Security Group, Inc. and Firstar       filed August 14, 2001 and Exhibit 4
                     Bank, N.A., as Rights Agents (the      to the Registrant's Current Report on
                     "Rights Agreement')  including the     Form 8-K dated August 9, 2001, and
                     form of Rights Certificate as          filed on August 14, 2001
                     Exhibit B thereto

4.2(b)               Appointment and Assumption Agreement   Exhibit 4.2 to the Registrant's Form
                     dated December 17, 2001, between the   8-K dated February 1, 2002 (the
                     Registrant and Firstar Bank, N.A.,     "2/1/02 8-K")
                     appointing LaSalle Bank, N.A. as
                     Rights Agent for the Rights Agreement

4.2(c)               Amendment dated as of February 1,      Exhibit 4.1 to 2/1/02 8-K
                     2002, to the Rights Agreement

4.2(d)               Amendment dated as of June 4, 2002,    Exhibit 4.4(d) to the Registrant's
                     to the Rights Agreement                Form 8-K dated June 4, 2002, and
                                                            filed on June 19, 2002 (the "6/4/02
                                                            8-K")

10.1*                Equity Incentive Plan as amended and   Exhibit 10.1 to Registrant's Form
                     restated November 29, 2001             10-K for the year ended December 31,
                                                            2001 (the "2001 10-K")

10.2*                Form of Nonqualified Stock Option      Exhibit 10.2 to 1998 10-K
                     Award Agreement for Officers

10.3*                Form of Nonqualified Stock Option      Exhibit 10.3 to Registrant's Form
                     Award Agreement for Directors          10-K for the year ended December 31,
                                                            1999 (the "1999 10-K")

10.4*                Deferred Stock Agreement between the   Exhibit 10.3 to 1998 10-K
                     Registrant and Samuel V. Miller

10.5*                1995 Director Stock Option Plan as     Exhibit 10.5 to 2001 10-K
                     amended November 29, 2001

10.6*                Directors Deferred Compensation Plan   Exhibit 10.6 to 1999 10-K
                     adopted November 17, 1999

10.7*                Voluntary Deferred Compensation Plan   Exhibit 10.7 to 1999 10-K
                     as Amended and Restated effective
                     September 25, 1998

10.8(a)*             Deferred Compensation Trust            Exhibit 10.48 to the Registrant's
                                                            Form 10-K for the year ended
                                                            December 31, 1997

                                      EX-2


EXHIBIT                                                     INCORPORATED HEREIN                     FILED
NUMBER               DOCUMENT DESCRIPTION                   BY REFERENCE TO                         HEREWITH

10.8(b)*             First Amendment to the Deferred        Exhibit 10.9 to 1999 10-K
                     Compensation Trust

10.9*                Restricted Stock Agreement with        Exhibit 10 to the Registrant's Form
                     Chief Executive Officer dated          10-Q for the quarter ended
                     July 9, 2001                           September 30, 2001

10.10*               Executive Reimbursement Group          Exhibit 10.8 to 1998 10-K
                     Insurance Policy

10.11*               Change of Control Severance Benefit    Exhibit 10.11(b) to 2001 10-K
                     Plan as amended and restated
                     November 29, 2001

10.12*               Severance Benefit for Certain          Exhibit 10.10 to 1998 10-K
                     Executive Officers

10.13*               Executive Management Incentive                                                        X
                     Program effective January 1, 2002

10.14*               Executive Annual Incentive Plan as                                                    X
                     amended through February 19, 2003

10.15(a)*            Employment Agreement of Chief          Exhibit 10 to the Registrant's Form
                     Executive Officer ("CEO") dated        10-Q for the quarter ended
                     September 28, 2000                     September 30, 2000

10.15(b)*            Amendment dated as of November 29,     Exhibit 10.15(b) to 2001 10-K
                     2001 to Employment Agreement of CEO

10.16(a)*            Nonqualified Executive Retirement      Exhibit 10 to the Registrant's Form
                     Plan effective April 1, 2000           10-Q for the quarter ended March 31,
                                                            2000

10.16(b)*            Amendment No. 1 dated January 20,                                                     X
                     2003 to Nonqualified Executive
                     Retirement Plan

10.17                Registration Rights Agreement          Exhibit 10.19 to 1998 10-K
                     between the Registrant and Blue
                     Cross Blue Shield United of
                     Wisconsin ("BCBSUW") dated as of
                     September 1, 1998

10.18                Agreement dated February 1, 2002,      Exhibit 10.1 to 2/1/02 8-K
                     among the Company, Cobalt
                     Corporation and BCBSUW concerning
                     the Rights Agreement

                                      EX-3


EXHIBIT                                                     INCORPORATED HEREIN                     FILED
NUMBER               DOCUMENT DESCRIPTION                   BY REFERENCE TO                         HEREWITH

10.19                Stock Purchase Agreement dated as of   Exhibit 10 to the Registrant's Form
                     March 19, 2002 among the Registrant,   8-K dated March 19, 2002, and filed
                     Cobalt Corporation and BCBSUW.         March 20, 2002


10.20                Underwriting Agreement, dated May      Exhibit 10.4 to the 6/4/02 8-K
                     29, 2002, among the Registrant,
                     BCBSUW and the Underwriters named on
                     Schedule I thereto

10.21*               Retirement Agreement dated as of       Exhibit 10.1 to the Registrant's Form
                     August 1, 2002 between the             10-Q for the quarter ended
                     Registrant and Gary D. Guengerich      September 30, 2002

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


* Indicates compensatory plan or arrangement.