Form 10-Q
period 2003-03-31
AMERICAN MEDICAL SECURITY GROUP INC
filed 2003-05-14
CIK 878897

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


       [X]   Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities
       Exchange Act Of 1934
       FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003
       OR
       [ ]   Transition Report Pursuant To Section 13 Or 15(d) Of The Securities
       Exchange Act Of 1934
       For the transition period from                     to
                                       ------------------    -------------------

                         COMMISSION FILE NUMBER 1-13154


                      AMERICAN MEDICAL SECURITY GROUP, INC.
             (Exact name of Registrant as specified in its charter)

          WISCONSIN                                         39-1431799
  (State of Incorporation)                  (I.R.S. Employer Identification No.)

      3100 AMS BOULEVARD
     GREEN BAY, WISCONSIN                                     54313
 (Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code:  (920) 661-1111



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes __X__       No ____

Indicate by check mark, whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Exchange Act).

               Yes __X__       No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, no par value, outstanding as of April 30, 2003: 13,001,004 shares


                      AMERICAN MEDICAL SECURITY GROUP, INC.

                                      INDEX

PART I        FINANCIAL INFORMATION
Item 1.       Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheets
                      March 31, 2003 and December 31, 2002........................................................3

              Condensed Consolidated Statements of Operations
                      Three months ended March 31, 2003 and 2002..................................................4

              Condensed Consolidated Statements of Cash Flows
                      Three months ended March 31, 2003 and 2002..................................................5

              Notes to Condensed Consolidated Financial Statements
                      March 31, 2003..............................................................................6

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations..............11

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.........................................18

Item 4.       Controls and Procedures............................................................................18

PART II       OTHER INFORMATION

Item 1.       Legal Proceedings..................................................................................19

Item 6.       Exhibits and Reports on Form 8-K...................................................................20

Signatures.......................................................................................................21

Certifications...................................................................................................22

Exhibit Index..................................................................................................EX-1

                                        2

PART I        FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

AMERICAN MEDICAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                      March 31,      December 31,
(THOUSANDS, EXCEPT SHARE DATA)                                                           2003            2002
--------------------------------------------------------------------------------------------------------------------
                                                                                     (Unaudited)
ASSETS
Investments:
   Fixed maturity securities available for sale, at fair value                       $   283,595     $   278,222
   Fixed maturity securities held to maturity, at amortized cost                           3,175           4,288
   Trading securities, at fair value                                                       1,142             926
--------------------------------------------------------------------------------------------------------------------
Total investments                                                                        287,912         283,436


Cash and cash equivalents                                                                 20,396          30,620
Property and equipment, net                                                               34,112          33,061
Goodwill, net                                                                             32,846          32,846
Other intangibles, net                                                                     2,622           2,860
Other assets                                                                              50,737          46,117
--------------------------------------------------------------------------------------------------------------------
Total assets                                                                         $   428,625     $   428,940
====================================================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Medical and other benefits payable                                                $   131,650     $   134,479
   Advance premiums                                                                       17,300          15,200
   Payables and accrued expenses                                                          23,466          29,141
   Notes payable                                                                          33,558          33,858
   Other liabilities                                                                      32,736          33,512
--------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                        238,710         246,190

Shareholders' equity:
   Common stock (no par value, $1 stated value, 50,000,000 shares authorized,
     16,654,315 issued and 12,935,698 outstanding at March 31, 2003,
     16,654,315 issued and 12,905,898 outstanding at December 31, 2002)                   16,654          16,654
   Paid-in capital                                                                       190,367         189,813
   Retained earnings                                                                       9,321           2,858
   Accumulated other comprehensive income (net of taxes of
     $4,357 at March 31, 2003 and $4,117 at December 31, 2002)                             8,090           7,646
   Treasury stock (3,718,617 shares at March 31, 2003
     and 3,748,417 shares at December 31, 2002, at cost)                                 (34,517)        (34,221)
--------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                               189,915         182,750
--------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                           $   428,625     $   428,940
====================================================================================================================

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


AMERICAN MEDICAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                                                           Three Months Ended
                                                                                               March 31,
                                                                                     -------------------------------
(THOUSANDS, EXCEPT PER COMMON SHARE DATA)                                                 2003            2002
--------------------------------------------------------------------------------------------------------------------
REVENUES
   Insurance premiums                                                                  $   179,055     $   194,401
   Net investment income                                                                     3,402           3,924
   Net realized investment gains                                                               375              14
   Other revenue                                                                             4,786           5,405
--------------------------------------------------------------------------------------------------------------------
Total revenues                                                                             187,618         203,744


EXPENSES
   Medical and other benefits                                                              120,334         131,800
   Selling, general and administrative                                                      56,329          62,024
   Interest                                                                                    339             494
   Amortization of intangibles                                                                 238             183
--------------------------------------------------------------------------------------------------------------------
Total expenses                                                                             177,240         194,501
--------------------------------------------------------------------------------------------------------------------

Income before income taxes and cumulative
   effect of a change in accounting principle                                               10,378           9,243

Income tax expense                                                                           3,915           3,813
--------------------------------------------------------------------------------------------------------------------

Income before cumulative effect of a change in accounting principle                          6,463           5,430

Cumulative effect of a change in accounting principle                                            -         (60,098)
--------------------------------------------------------------------------------------------------------------------

Net income (loss)                                                                      $     6,463     $   (54,668)
====================================================================================================================

Earnings (loss) per common share - basic:
   Income before cumulative effect of a change in accounting principle                 $      0.50     $      0.39
   Cumulative effect of a change in accounting principle                                         -           (4.35)
--------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                                      $      0.50     $     (3.96)
====================================================================================================================

Earnings (loss) per common share - diluted:
   Income before cumulative effect of a change in accounting principle                 $      0.48     $      0.37
   Cumulative effect of a change in accounting principle                                         -           (4.15)
--------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                                      $      0.48     $     (3.77)
====================================================================================================================


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


AMERICAN MEDICAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                          Three Months Ended
                                                                                              March 31,
                                                                                   ---------------------------------
(THOUSANDS)                                                                              2003            2002
--------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                                                    $     6,463     $   (54,668)
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
     Cumulative effect of a change in accounting principle                                     -          60,098
     Depreciation and amortization                                                         2,520           2,226
     Net realized investment gains                                                          (375)            (14)
     Increase in trading securities                                                         (216)           (149)
     Deferred income tax benefit                                                          (1,154)         (2,694)
     Changes in operating accounts:
       Other assets                                                                       (3,698)          1,870
       Medical and other benefits payable                                                 (2,829)         (2,935)
       Advance premiums                                                                    2,100            (103)
       Payables and accrued expenses                                                      (5,675)         (1,376)
       Other liabilities                                                                    (711)            860
--------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                       (3,575)          3,115


INVESTING ACTIVITIES
Purchases of available for sale securities                                               (42,425)        (32,283)
Proceeds from sale of available for sale securities                                       36,959          49,214
Proceeds from maturity of available for sale securities                                    1,775               -
Purchases of held to maturity securities                                                       -          (1,335)
Proceeds from maturity of held to maturity securities                                          -           1,295
Purchases of property and equipment                                                       (2,845)         (2,799)
Proceeds from sale of property and equipment                                                   2               -
--------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                                       (6,534)         14,092


FINANCING ACTIVITIES
Issuance of common stock                                                                     845             262
Purchase of treasury stock                                                                  (660)        (19,540)
Repayment of notes payable                                                                  (300)         (5,300)
--------------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                                       (115)        (24,578)
--------------------------------------------------------------------------------------------------------------------


Cash and cash equivalents:
   Net decrease                                                                          (10,224)         (7,371)
   Balance at beginning of year                                                           30,620          24,975
--------------------------------------------------------------------------------------------------------------------
Balance at end of period                                                             $    20,396     $    17,604
====================================================================================================================


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN MEDICAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2003

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States ("GAAP") for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the American Medical Security Group, Inc. (the "Company") annual report on Form 10-K for the year ended December 31, 2002.

2.  STOCK-BASED COMPENSATION

The Company has stock-based compensation plans for the benefit of eligible employees and directors of the Company, which are described more fully in Note 10 in the Company's 2002 Annual Report on Form 10-K. The Company follows Accounting Principles Board Opinion No. 25, the intrinsic value method of accounting for stock-based compensation, and no compensation expense is recorded because the exercise price of the Company's employee stock options equaled the market price of the underlying stock on the date of grant. The following table illustrates the pro forma net income and pro forma earnings per share as if the Company had followed the fair value method of accounting for stock-based compensation under Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("Statement 123").




                                                                                           Three Months Ended
                                                                                               March 31,
                                                                                     -------------------------------
(THOUSANDS, EXCEPT PER COMMON SHARE DATA)                                                 2003            2002
--------------------------------------------------------------------------------------------------------------------
Net income (loss), as reported                                                         $     6,463     $   (54,668)
Pro forma stock compensation expense in accordance with Statement 123, net of tax             (385)           (266)
--------------------------------------------------------------------------------------------------------------------
Pro forma net income (loss)                                                            $     6,078     $   (54,934)
====================================================================================================================


Net income (loss) per common share, as reported:
   Basic                                                                               $      0.50     $     (3.96)
   Diluted                                                                             $      0.48           (3.77)


Pro forma net income (loss) per common share
   Basic                                                                               $      0.47     $     (3.98)
   Diluted                                                                             $      0.45           (3.82)

In determining compensation expense in accordance with Statement 123, the fair value of options was estimated at the date of grant using the Black-Scholes option valuation model, which is commonly used in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions including the expected stock price volatility and the expected life of the options. Since the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimates, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

3.  NEW ACCOUNTING STANDARD

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS ("Statement 142"). Statement 142 impacts the Company in two ways. First, goodwill is no longer amortized. Second, goodwill was subject to an initial impairment test in accordance with Statement 142, and any remaining balance of goodwill is subject to continuing impairment testing on an annual basis and between annual tests if an event occurs or circumstances change indicating a possible goodwill impairment. As a result of this initial impairment test, the Company recognized a non-cash goodwill impairment charge of approximately $60.1 million recorded as a cumulative effect of a change in accounting principle as of January 1, 2002. The impairment charge had no impact on cash flows or the statutory-basis capital and surplus of the Company's insurance subsidiaries. Subsequent impairment tests will be performed at least annually, and future goodwill impairments, if any, will be classified as operating expenses in the Company's statement of operations.


4.  EARNINGS PER COMMON SHARE ("EPS")

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

The following table illustrates the computation of EPS for income before cumulative effect of a change in accounting principle and provides a reconciliation of the number of weighted average basic and diluted shares outstanding:



                                                                                           Three Months Ended
                                                                                               March 31,
                                                                                     -------------------------------
(THOUSANDS, EXCEPT PER COMMON SHARE DATA)                                                 2003            2002
--------------------------------------------------------------------------------------------------------------------
Numerator:
   Income before cumulative effect of a change in accounting principle                 $     6,463     $     5,430
====================================================================================================================

Denominator:
   Denominator for basic EPS                                                                12,981          13,803
   Effect of dilutive employee stock options                                                   593             689
--------------------------------------------------------------------------------------------------------------------
   Denominator for diluted EPS                                                              13,574          14,492
====================================================================================================================

Earnings per common share before cumulative effect

   of a change in accounting principle:
     Basic                                                                             $       0.50    $       0.39
     Diluted                                                                           $       0.48    $       0.37
====================================================================================================================

Certain options to purchase shares of common stock were not included in the computation of diluted earnings per common share for the three months ended March 31, 2003 and 2002 because the options' exercise prices were greater than the average market price of the outstanding common shares for the period.

5.  COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is defined as net income (loss) plus or minus other comprehensive income (loss). For the Company, under existing accounting standards, other comprehensive income (loss) includes unrealized gains and losses, net of income tax effects, on certain investments in debt and equity securities. Comprehensive income (loss) for the Company is calculated as follows:



                                                                                           Three Months Ended
                                                                                               March 31,
                                                                                     -------------------------------
(THOUSANDS)                                                                               2003            2002
--------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                                      $     6,463     $   (54,668)
Unrealized gain (loss) on available for sale securities                                        444          (1,977)
--------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                                                            $     6,907     $   (56,645)
====================================================================================================================


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

In a separate administrative proceeding involving substantially similar facts, the Florida Department of Insurance issued an administrative complaint against the Company in May 2001 challenging certain of the Company's rating and other practices in Florida relating to its MedOne(R) products for individuals and their families. In April 2002, an administrative law judge found in favor of the Company on all issues, held that the evidence presented by the Florida Department of Insurance did not support a conclusion that the Company had violated any provisions of Florida law and recommended that all counts of the complaint be dismissed. In July 2002, the Florida Department of Insurance affirmed the recommendations from the judge with respect to six of eight counts. However, the Department reversed the judge's finding that the Company did not violate state law and ordered the suspension of the Company's license to sell new business in Florida for one year. On April 23, 2003, the First District Court of Appeals for the State of Florida affirmed that the Company did not violate Florida laws through its rating practices and reversed the order by the Florida Department of Insurance. On May 8, 2003, the Florida Department of Insurance asked the appeals court for a rehearing. The appeals court has not yet ruled on the rehearing request. This matter has no direct impact on the class action lawsuit discussed in the previous paragraph.

The Company is a defendant in a number of lawsuits in various states, primarily Alabama, alleging misrepresentation of the rating methodology used by the Company with respect to certain MedOne(R) products purchased by the plaintiffs. These lawsuits commonly seek unspecified damages for misrepresentation and emotional distress in addition to punitive damages. Some of these cases involve multiple plaintiffs. The cases are in various stages of litigation. The Company believes that these lawsuits are unfounded because the Company properly disclosed the nature of the products sold. The Company also believes the subject matter of the lawsuits falls under the primary jurisdiction of state insurance departments. The Company is vigorously defending itself in these actions.

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

7.  SEGMENT INFORMATION

The Company has two reportable segments: 1) health insurance products; and 2) life insurance products. The Company's health insurance products consist of the following coverages related to preferred provider organization products:
MedOne(R) (for individuals and families) and small group medical, self funded medical, dental and short-term disability. Life products consist primarily of group term life insurance. The "All other" category includes operations not directly related to the business segments and unallocated corporate items (i.e., corporate investment income, interest expense on corporate debt, amortization of intangibles and unallocated overhead expenses). The reportable segments are managed separately because they differ in the nature of the products offered and in profit margins.

The Company evaluates segment performance based on income or loss before income taxes, excluding gains and losses on the Company's investment portfolio. The accounting policies of the reportable segments are the same as those used to report the Company's consolidated financial statements. Significant intercompany transactions have been eliminated prior to reporting segment information.

A reconciliation of segment income (loss) before income taxes to consolidated income before income taxes and cumulative effect of a change in accounting principle is as follows:



                                                                                           Three Months Ended
SEGMENT SUMMARY                                                                                March 31,
                                                                                     -------------------------------
(THOUSANDS)                                                                               2003            2002
--------------------------------------------------------------------------------------------------------------------
Health segment                                                                         $     9,052     $     8,342
Life segment                                                                                 1,403           1,423
All other                                                                                      (77)           (522)
--------------------------------------------------------------------------------------------------------------------
Income before income taxes and
   cumulative effect of a change in accounting principle                               $    10,378     $     9,243
====================================================================================================================

Operating results and statistics for each of the Company's segments are as follows:

                                                                                           Three Months Ended
HEALTH SEGMENT                                                                                 March 31,
                                                                                     -------------------------------
(THOUSANDS, EXCEPT MEMBERSHIP DATA)                                                       2003            2002
--------------------------------------------------------------------------------------------------------------------

REVENUES
   Insurance premiums                                                                  $   175,924     $   190,720
   Net investment income                                                                     1,715           1,934
   Other revenue                                                                             3,963           4,460
--------------------------------------------------------------------------------------------------------------------
Total revenues                                                                             181,602         197,114

EXPENSES
   Medical and other benefits                                                              119,519         130,564
   Selling, general and administrative                                                      53,031          58,208
Total expenses                                                                             172,550         188,722
--------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                             $     9,052     $     8,342
====================================================================================================================

Loss ratio                                                                                  67.9%           68.5%
Expense ratio                                                                               27.9%           28.2%
--------------------------------------------------------------------------------------------------------------------
Combined ratio                                                                              95.8%           96.7%
====================================================================================================================

Health membership at end of period:
   Fully insured medical                                                                   278,091         329,531
   Self funded medical                                                                      42,704          43,128
   Dental                                                                                  231,508         240,492
--------------------------------------------------------------------------------------------------------------------
Total health membership                                                                    552,303         613,151
====================================================================================================================




                                                                                           Three Months Ended
LIFE SEGMENT                                                                                   March 31,
                                                                                     -------------------------------
(THOUSANDS, EXCEPT MEMBERSHIP DATA)                                                       2003            2002
--------------------------------------------------------------------------------------------------------------------

REVENUES
   Insurance premiums                                                                  $     3,131     $     3,678
   Net investment income                                                                       133             150
   Other revenue                                                                                75              32
--------------------------------------------------------------------------------------------------------------------
Total revenues                                                                               3,339           3,860


EXPENSES
   Medical and other benefits                                                                  837           1,218
   Selling, general and administrative                                                       1,099           1,219
--------------------------------------------------------------------------------------------------------------------
Total expenses                                                                               1,936           2,437
--------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                             $     1,403     $     1,423
====================================================================================================================


Loss ratio                                                                                  26.7%           33.1%
Expense ratio                                                                               32.7%           32.3%
--------------------------------------------------------------------------------------------------------------------
Combined ratio                                                                              59.4%           65.4%
====================================================================================================================

Life membership at end of period                                                           144,207         174,126
====================================================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

American Medical Security Group, Inc., together with its subsidiary companies (the "Company"), is a provider of individual and small employer group insurance products. The Company's principal product offerings are medical insurance for small employer groups and medical insurance marketed to individuals and their families ("MedOne(R)"). The Company also offers dental, life, prescription drug, disability and accidental death insurance, and provides self funded benefit administration. The Company has two reportable segments: health insurance products (which accounted for approximately 97% of the Company's total revenues for the quarters ended March 31, 2003 and 2002) and life insurance products. The Company markets its products in 32 states and the District of Columbia through independent agents. The Company has approximately 75 sales managers located in sales offices throughout the United States to support the independent agents. The Company's products generally provide discounts to insureds that utilize preferred provider organizations. The Company owns a preferred provider network and also contracts with other networks to ensure cost-effective health care choices to its members.


RESULTS OF OPERATIONS

The Company reported net income of $6.5 million or $0.48 per diluted share for the three months ended March 31, 2003, compared to income before cumulative effect of a change in accounting principle of $5.4 million or $0.37 per diluted share for the corresponding period in the prior year. The results for the first quarter of 2003 include $0.02 per share of realized capital gains from the sale of investment securities. Effective January 1, 2002, the Company adopted a new accounting standard. See Note 3 to the Company's Condensed Consolidated Financial Statements for a discussion of the impact of adopting this accounting standard.

The improvement in profitability from the prior year resulted principally from a lower health loss ratio as premiums per member per month continued to increase faster than claims per member per month. The improvement in the loss ratio is primarily attributed to management's strategic actions including increased premium rates on new and renewal business, focused marketing efforts for small employer group products in markets with the best prospects for profitability and future growth, and redesigned products to meet the changing needs of today's insurance consumers.

INSURANCE PREMIUM REVENUE AND MEMBERSHIP

Insurance premium revenue for the three months ended March 31, 2003 decreased 7.9% to $179.1 million from $194.4 million for the corresponding period in 2002. The decrease primarily resulted from a decline in membership. Total health membership declined from 613,151 members at March 31, 2002 to 552,303 members at March 31, 2003. Management believes the membership decrease from the prior year is due to several factors, including premium rate increases resulting in lower new sales and higher lapse rates on existing business, negative national publicity surrounding the Company's MedOne(R) rating practices and related legal matters, the difficulty individuals and small employer groups face in affording increasing health insurance premiums and the effect of a declining economy with many employer groups ceasing business or being forced to layoff or downsize their workforce. Partially offsetting the effect of declining membership was the rise in premium rates on the continuing block of business. Net realized average fully insured medical premium per member per month for the first quarter of 2003 increased by 7.5% compared to the first quarter of 2002.

The Company is currently expanding and realigning its sales organization to improve new member enrollment and retention of existing business. The Company continues to analyze its pricing posture in key states to ensure competitiveness, roll out new products, establish regional marketing centers to expand distribution of the Company's MedOne(R) product, and implement agent recruitment and incentive programs. Management is also continuing its focus on the Company's small group business and believes the recent introduction of new group products with flexible benefit designs will help the Company achieve profitable membership growth.

NET INVESTMENT INCOME

Net investment income was $3.4 million for the three months ended March 31, 2003, compared to $3.9 million for the same period in 2002. The decrease in net investment income is due primarily to a decrease in the average annualized investment yield. The average annualized investment yield was 5.0% for the first three months of 2003 compared to 6.0% for the first three months of 2002.

OTHER REVENUE

Other revenue, which primarily consists of administrative fee income from claim processing on self funded business and other administrative services, decreased to $4.8 million for the three months ended March 31, 2003 from $5.4 million for the three months ended March 31, 2002 resulting from the decrease in membership.

LOSS RATIO

The health segment loss ratio for the first quarter of 2003 was 67.9% compared to 68.5% for the first quarter of 2002. The improvement in the health segment loss ratio is due in part to improved performance of the Company's small group business resulting from repricing efforts and claims cost control initiatives. Claims costs per member per month have increased slightly, but were surpassed by increased premiums per member per month. The loss ratio for the life segment, which represents less than 2% of the Company's total revenues, was favorable at 26.7% for the three months ended March 31, 2003, compared with 33.1% for the corresponding period of the prior year. The Company's loss ratio is also impacted by changes in the estimated cost to settle or resolve claims-related litigation. Management closely monitors developments in litigation and emerging trends in claims costs to determine the adequacy and reasonableness of the Company's related reserves, and adjusts such reserves when necessary.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE RATIO

The selling, general and administrative ("SG&A") expense ratio includes commissions and selling expenses, administrative expenses (less other revenues), and premium taxes and assessments. The SG&A expense ratio for the health segment for the three months ended March 31, 2003 was 27.9%. This compares to the first quarter of 2002 SG&A expense ratio of 28.2%. The improvement was the result of management's efforts to control costs as revenues declined.


LIQUIDITY AND CAPITAL RESOURCES

The Company's sources of cash consist primarily of insurance premiums, administrative fee revenue and investment income. The primary uses of cash include payment of medical and other benefits, SG&A expenses and debt service costs. Positive cash flows are invested pending future payments of medical and other benefits and other operating expenses. The Company's investment policies are structured to provide sufficient liquidity to meet anticipated payment obligations.

The Company's cash used in operations was $3.6 million for the three months ended March 31, 2003, compared to cash provided by operations of $3.1 million for the corresponding period in the prior year. The decrease in cash flow resulted from a higher seasonal pay down of year-end claims inventories, as well as other annual expenditures made during the period. Consistent with the Company's historical cash flow trend, management anticipates improved cash flow in subsequent quarters in 2003.

The Company's investment portfolio consists primarily of investment grade bonds and has limited exposure to equity securities. At March 31, 2003 and December 31, 2002, greater than 99% of the Company's investment portfolio was invested in bonds. The bond portfolio had an average quality rating of AA at March 31, 2003 and December 31, 2002, as measured by Standard & Poor's Corporation. The majority of the bond portfolio was classified as available for sale. The Company has no investment in mortgage loans, non-publicly traded securities, real estate held for investment or financial derivatives.

The Company maintains a revolving bank line of credit agreement with a maximum available facility of $50.0 million. The agreement provides for a lump-sum repayment of outstanding advances at the end of 2005. At March 31, 2003, the outstanding balance of advances under the credit agreement was $30.2 million. The credit agreement contains customary covenants which, among other matters, require the Company to achieve certain minimum financial results, prohibit the Company from paying future cash dividends and restrict or limit the Company's ability to incur additional debt and dispose of assets outside the ordinary course of business. The Company was in compliance with all such covenants at March 31, 2003. The Company's obligations under the credit agreement are guaranteed by its subsidiary, American Medical Security Holdings, Inc. ("AMS Holdings"), and secured by pledges of stock of AMS Holdings and United Wisconsin Life Insurance Company, the Company's principal insurance subsidiary.

The Company's insurance subsidiaries operate in states that require certain levels of regulatory capital and surplus and may restrict the amount of dividends that may be paid to their parent company. The insurance regulator in the insurer's state of domicile may disapprove any dividend which, together with other dividends paid by an insurance company in the prior 12 months, exceeds the regulatory maximum, computed as the lesser of 10% of statutory surplus or total statutory net gain from operations as of the end of the preceding calendar year. Based upon the financial statements of the Company's insurance subsidiaries as of December 31, 2002, as filed with the insurance regulators, the aggregate amount available for dividend without regulatory approval is $11.3 million.

The Company does not expect to pay any cash dividends in the foreseeable future and intends to employ its earnings in the continued development of its business. The Company's future dividend policy will depend on its earnings, capital requirements, debt covenant restrictions, financial condition and other factors considered relevant by the Company's Board of Directors.

The National Association of Insurance Commissioners has adopted risk-based capital ("RBC") standards for health and life insurers designed to evaluate the adequacy of statutory capital and surplus in relation to various business risks faced by such insurers. The RBC formula is used by state insurance regulators as an early warning tool to identify insurance companies that potentially are inadequately capitalized. At December 31, 2002, each of the Company's insurance subsidiaries had RBC ratios that were substantially above the levels which would require Company or regulatory action.

In an effort to continue supporting business growth, operational efficiency, service improvements and future administrative cost savings, the Company's management approved a plan to invest in an enterprise-wide information technology modernization project. The project involves the purchase of software applications and the utilization of internal and external technology and consulting resources to support most of the Company's major business processes. The design and development of the software applications began during the first quarter of 2003, with a phased implementation scheduled over the next three years. As a result of the information technology modernization project, management anticipates total capital expenditures in 2003 will be approximately $16.0 million. Management believes that the Company's existing working capital, operating cash flow and, if necessary, available facility under its current credit agreement, will be sufficient to fund the Company's anticipated capital expenditures related to this project.

In January 2003, the Company's Board of Directors approved a share repurchase program, which provides the Company with the authority to repurchase up to $10.0 million of its outstanding common shares. The plan allows the Company to buy back its shares, from time to time, in open market or privately negotiated transactions, subject to price and market conditions. Management expects the share repurchase program will be funded through operating cash flow. During the first quarter of 2003, the Company repurchased 52,700 shares of its common stock at an average market price of $12.46 per share, and at an aggregate cost of $0.7 million.

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

The Company estimates the costs of its future medical claims and other expenses using actuarial methods based upon historical data, medical inflation, product mix, seasonality, utilization of health care services and other relevant factors. The Company establishes premiums based on these methods. The premiums the Company charges its customers generally are fixed for one-year periods, and therefore, costs the Company incurs in excess of its medical claim projections generally are not recovered in the contract year through higher premiums. Certain factors may and often do cause actual health care costs to vary from what the Company estimated and reflected in premiums. These factors may include, but not be limited to: (1) an increase in the rates charged by providers of health care services and supplies, including pharmaceuticals; (2) higher than expected use of health care services by members; (3) the occurrence of bioterrorism, catastrophes or epidemics; (4) changes in the demographics of members and medical trends affecting them; and (5) new mandated benefits or other regulatory changes that increase the Company's costs.

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

The Company is also subject to periodic changes in state laws and regulations regarding the selection and pricing of risks and other matters. New regulations regarding these issues could increase the Company's costs and decrease its premiums. The Company has in the past decided, and may in the future decide, to discontinue marketing its products in states that have enacted, or are considering, various health care reform regulations that would impair the Company's ability to market its products profitably.

REGULATORY COMPLIANCE. The Company's failure to comply with new or existing government regulation could subject it to significant fines and penalties.

The Company's efforts to measure, monitor and adjust its business practices to comply with the law are ongoing. Failure to comply with enacted regulations, including the laws mentioned above, could require the Company to pay refunds or result in significant fines, penalties, or the loss of one or more of its licenses. The Company has been subject to regulatory penalties, assessments and restitution orders in a number of states in which it operates. For additional information concerning the regulatory proceeding in Florida, see Part II, Item 1, "Legal Proceedings." From time to time the Company is also subject to inquiries in other states related to its activities and practices. Furthermore, federal and state laws and regulations continue to evolve. The costs of compliance may cause the Company to change its operations significantly, or adversely impact the health care provider networks with which the Company does business, which may adversely affect its business and results of operations.

LITIGATION. The Company is subject to class actions and other forms of litigation in the ordinary course of its business, including litigation based on new or evolving legal theories, which could result in significant liabilities and costs.

For example, a Florida Circuit Court has found the Company liable for damages in a class action lawsuit in Florida. The trial date for the damages portion of the lawsuit has not yet been scheduled. Further, the Company is involved in a number of lawsuits in various states, which allege misrepresentation by the Company of its renewal rating methodology. For additional information, see Part II, Item 1, "Legal Proceedings."

The nature of the Company's business subjects it to a variety of legal actions and claims relating but not limited to the following: (1) denial of health care benefits; (2) disputes over rating methodology and practices or termination of coverage; (3) disputes with agents over compensation or other matters; (4) disputes related to claim administration errors and failure to disclose network rate discounts and other fee and rebate arrangements; (5) disputes over co-payment calculations; and (6) customer audits of compliance with the Company's plan obligations.

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

The Company has experienced a decline in membership over the last several years as part of its strategy to improve profitability and exit certain markets. The Company's challenge is to increase the number of individuals and small employer groups purchasing its products and services while encouraging its current preferred membership to retain their business relationship with the Company. The Company has expanded and realigned its sales organization, introduced new products, established new distribution channels for its MedOne(R) products, expanded its agent recruitment efforts and developed incentive programs to improve productivity. If the Company initiatives are not successful and the Company does not meet its growth goals, the Company's future operating performance may be adversely affected.

INFORMATION SYSTEMS. A failure of the Company's information system could adversely affect its business.

Information processing is critical to the Company's business. The Company depends on its information system for timely and accurate information. The Company's failure to maintain an effective and efficient information system or disruptions in its information system could cause disruptions in its business operations, including any of the following: (1) failure to comply with prompt pay laws; (2) loss of existing members; (3) difficulty in attracting new members; (4) disputes with members, providers and agents; (5) regulatory problems; (6) increases in administrative expenses; and (7) other adverse consequences.

Beginning in 2003, the Company is investing in an enterprise-wide information technology modernization project involving the purchase of software applications to support most of the Company's major processes. The design and development of the software applications began in early 2003, with a phased implementation scheduled over the next few years. Although the Company is taking measures to safeguard against disruptions to its information systems during this process, it cannot provide assurance that disruptions will not occur or that the project will be successfully implemented or implemented on schedule.

INDEPENDENT AGENT RELATIONSHIPS. The Company depends on the services of non-exclusive independent agents and brokers to market its products to potential customers. These agents and brokers frequently market the health insurance products of competitors as well as the Company's products. Most of the Company's contracts with agents and brokers are terminable without cause upon 30-days notice by either party. The Company faces intense competition for the services and allegiance of independent agents and brokers. The Company cannot provide assurance that they will continue to market the Company's products in the future or that they will not refer the Company's members to competitors.

NEGATIVE PUBLICITY. Negative publicity regarding the Company's business practices and about the health insurance industry may harm the Company's business and operating results.

In 2002, the Company was subject to negative national publicity surrounding its MedOne(R) rating practices and related legal matters, which management believes harmed the Company's MedOne(R) new member enrollment during the last half of 2002. The Company changed its rating practices in all MedOne(R) markets effective January 1, 2003. Adverse publicity about the Company's rating practices or other matters in the future may affect sales of the Company's products, which could impede the Company's growth plans.

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

REGULATION LIMITING TRANSFER OF FUNDS. Regulations governing the Company's insurance subsidiaries could affect its ability to satisfy its obligations to creditors as they become due, including obligations under the Company's credit facility.

The Company's insurance subsidiaries are subject to regulations that limit their ability to transfer funds to it. If the Company is unable to obtain funds from its insurance subsidiaries, it will experience reduced cash flow, which could affect the Company's ability to pay its obligations to creditors as they become due. The Company will be required to make a lump-sum payment of the total principal amount of outstanding balances under its credit facility at the end of 2005. The Company's outstanding balance at March 31, 2003 was $30.2 million. If the Company's insurance subsidiaries are unable to provide these funds, the Company could default on its obligations under the credit facility.

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


ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk has not substantially changed from the year ended December 31, 2002.

ITEM 4.       CONTROLS AND PROCEDURES

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

PART II       OTHER INFORMATION


ITEM 1.       LEGAL PROCEEDINGS

The following report of recent developments in previously reported legal proceedings should be read in conjunction with Item 3, Legal Proceedings, in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2002.

On April 23, 2003, the First District Court of Appeals for the State of Florida (the "Court of Appeals") reversed an earlier order by the Florida Department of Insurance that would have suspended the license of the Company's wholly owned subsidiary, United Wisconsin Life Insurance Company ("UWLIC") to sell new business in Florida for one year. On May 8, 2003, the Florida Department of Insurance asked the Court of Appeals for a rehearing. The Court of Appeals has not yet ruled on the rehearing request. This matter stems from a May 2001 administrative complaint issued by the Florida Department of Insurance against UWLIC challenging UWLIC's rating and other practices in Florida relating to its MedOne(R) products for individuals and their families. In an order entered April 25, 2002, an Administrative Law Judge recommended dismissal of all counts of the Department's administrative complaint. However, on July 24, 2002, the Florida Department of Insurance issued a final order affirming the recommendations from the Administrative Law Judge with respect to six of eight counts but reversed the Administrative Law Judge's finding that the Company did not violate state law applicable to policies issued out of state, and ordered the suspension of UWLIC's license to sell new business in Florida for one year. The Court of Appeals decision reaffirms the Administrative Law Judge's opinion that UWLIC's rating practices violated no Florida laws as charged in the complaint.

In a separate action involving substantially similar facts, a class action lawsuit was filed against two of the Company's wholly owned subsidiaries, American Medical Security, Inc. ("AMS") and UWLIC in the Circuit Court for Palm Beach County, Florida, by Evelyn Addison and others in February 2002 alleging that the Company failed to follow Florida law when it discontinued writing certain health insurance policies and offering new policies in 1998. Plaintiffs claim that the Company wrongfully terminated coverage, improperly notified insureds of conversion rights and charged improper premiums for new coverage. Plaintiffs also alleged that UWLIC's renewal rating methodology violated Florida law. In a final judgment entered April 24, 2002, the Circuit Court Judge in the class action lawsuit found, among other things, that the policy issued by the Company outside Florida was not exempt from any Florida rating laws and ordered that the question of damages be tried before a jury. A new judge has been assigned to the case and the parties are awaiting the setting of a trial date. The administrative matter discussed in the preceding paragraph has no direct impact on the class action lawsuit.

The Company's subsidiaries, AMS and UWLIC, are defendants in a number of lawsuits in various states, primarily Alabama, alleging misrepresentation of the rating methodology used by the Company with respect to certain MedOne(R) products purchased by the plaintiffs. These lawsuits commonly seek unspecified damages for misrepresentation and emotional distress in addition to punitive damages. Some of these cases involve multiple plaintiffs. The cases are in various stages of litigation. The Company believes that these lawsuits are unfounded because the Company properly disclosed the nature of the products sold. The Company also believes the subject matter of the lawsuits falls under the primary jurisdiction of state insurance departments. The Company is vigorously defending itself in these actions.

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

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

See the Exhibit Index following the Certifications contained in this report, which is incorporated herein by reference.

(b)  REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the first quarter of 2003. After the end of the quarter, the Company filed or submitted the following reports on Form 8-K:

        o A Form 8-K dated April 23, 2003, was filed on April 25, 2003, to report recent developments in a previously reported legal proceeding.

        o A Form 8-K dated May 6, 2003, was submitted on May 6, 2003, to furnish the Company's earnings release for the quarter ended March 31, 2003.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:   May 13, 2003


                                    AMERICAN MEDICAL SECURITY GROUP, INC.


                                    /s/ James E. Prochnow
                                    James E. Prochnow
                                    Vice President and Corporate Controller
                                    (Principal Financial Officer and duly
                                    authorized to sign on behalf of the
                                    Registrant)

CERTIFICATIONS


I, Samuel V. Miller, certify that:

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


Date:   MAY 13, 2003                    /S/ SAMUEL V. MILLER
        ------------                    ----------------------------------------
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



Date:  MAY 13, 2003                     /S/ JAMES E. PROCHNOW
       ------------                     ----------------------------------------
                                        Vice President and Corporate Controller
                                        (Principal Financial Officer)


                      AMERICAN MEDICAL SECURITY GROUP, INC.
                               (the "Registrant")
                          (Commission File No. 1-13154)

                                  EXHIBIT INDEX
                                       TO
                           FORM 10-Q QUARTERLY REPORT
                        for quarter ended March 31, 2003

   EXHIBIT                      DESCRIPTION                              INCORPORATED HEREIN                  FILED
    NUMBER                                                                 BY REFERENCE TO                  HEREWITH
     10.1       Executive Annual Incentive Plan as           Exhibit 10.14 to the Registrant's Form 10-K
                amended through February 19, 2003            for the year ended December 31, 2002 ("2002
                                                             10-K")

     10.2       Amendment No. 1 dated January 20, 2003       Exhibit 10.16(b) to the Registrant's 2002
                to Nonqualified Executive Retirement Plan    Form 10-K

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