Form 10-Q
period 2003-06-30
AMERICAN MEDICAL SECURITY GROUP INC
filed 2003-08-13
CIK 878897

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


         [X] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003
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

 Common stock, no par value, outstanding as of July 31, 2003: 13,255,683 shares


                      AMERICAN MEDICAL SECURITY GROUP, INC.

                                      INDEX

PART I        FINANCIAL INFORMATION

Item 1.       Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheets
                      June 30, 2003 and December 31, 2002.........................................................3

              Condensed Consolidated Statements of Operations
                      Three months ended June 30, 2003 and 2002; Six months ended June 30, 2003 and 2002..........4

              Condensed Consolidated Statements of Cash Flows
                      Six months ended June 30, 2003 and 2002.....................................................5

              Notes to Condensed Consolidated Financial Statements
                      June 30, 2003...............................................................................6

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

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.........................................18

Item 4.       Controls and Procedures............................................................................18

PART II       OTHER INFORMATION

Item 1.       Legal Proceedings..................................................................................19

Item 4.       Submission of Matters to a Vote of Security Holders................................................20

Item 6.       Exhibits and Reports on Form 8-K...................................................................21

Signatures.......................................................................................................22

Exhibit Index..................................................................................................EX-1

                                       2

PART I        FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS


AMERICAN MEDICAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                          June 30,    December 31,
(THOUSANDS, EXCEPT SHARE DATA)                                                              2003          2002
--------------------------------------------------------------------------------------------------------------------
                                                                                        (Unaudited)
ASSETS
Investments:
   Fixed maturity securities available for sale, at fair value                           $   286,044   $   278,222
   Fixed maturity securities held to maturity, at amortized cost                               3,168         4,288
   Trading securities, at fair value                                                           1,217           926
--------------------------------------------------------------------------------------------------------------------
Total investments                                                                            290,429       283,436


Cash and cash equivalents                                                                     22,036        30,620
Property and equipment, net                                                                   35,118        33,061
Goodwill, net                                                                                 32,846        32,846
Other intangibles, net                                                                         2,383         2,860
Other assets                                                                                  49,239        46,117
--------------------------------------------------------------------------------------------------------------------
Total assets                                                                             $   432,051   $   428,940
====================================================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Medical and other benefits payable                                                    $   131,023   $   134,479
   Advance premiums                                                                           16,453        15,200
   Payables and accrued expenses                                                              21,039        29,141
   Notes payable                                                                              33,258        33,858
   Other liabilities                                                                          27,860        33,512
--------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                            229,633       246,190


Shareholders' equity:
   Common stock (no par value, $1 stated value, 50,000,000 shares authorized,
     16,654,315 issued and 13,253,928 outstanding at June 30, 2003,
     16,654,315 issued and 12,905,898 outstanding at December 31, 2002)                       16,654        16,654
   Paid-in capital                                                                           192,362       189,813
   Retained earnings                                                                          16,090         2,858
   Accumulated other comprehensive income (net of taxes of
     $5,365 at June 30, 2003 and $4,117 at December 31, 2002)                                  9,964         7,646
   Treasury stock (3,400,387 shares at June 30, 2003
     and 3,748,417 shares at December 31, 2002, at cost)                                     (32,652)      (34,221)
--------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                                   202,418       182,750
--------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                               $   432,051   $   428,940
====================================================================================================================
SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


AMERICAN MEDICAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                            Three Months Ended               Six Months Ended
                                                                 June 30,                        June 30,
                                                        ------------------------------------------------------------
(THOUSANDS, EXCEPT PER COMMON SHARE DATA)                   2003          2002              2003          2002
--------------------------------------------------------------------------------------------------------------------
REVENUES
   Insurance premiums                                     $  178,776    $  190,787        $  357,831    $  385,188
   Net investment income                                       3,345         3,799             6,747         7,723
   Net realized investment gains                                  91            48               466            62
   Other revenue                                               4,562         4,938             9,348        10,343
--------------------------------------------------------------------------------------------------------------------
Total revenues                                               186,774       199,572           374,392       403,316


EXPENSES
   Medical and other benefits                                119,066       129,191           239,400       260,991
   Selling, general and administrative                        56,259        61,028           112,588       123,052
   Interest expense                                              324           463               663           957
   Amortization of intangibles                                   239           182               477           365
--------------------------------------------------------------------------------------------------------------------
Total expenses                                               175,888       190,864           353,128       385,365
--------------------------------------------------------------------------------------------------------------------


Income before income taxes and cumulative
   effect of a change in accounting principle                 10,886         8,708            21,264        17,951

Income tax expense                                             4,117         3,467             8,032         7,280
--------------------------------------------------------------------------------------------------------------------


Income before cumulative effect
   of a change in accounting principle                         6,769         5,241            13,232        10,671

Cumulative effect of a change in accounting principle              -             -                 -       (60,098)
--------------------------------------------------------------------------------------------------------------------
Net income (loss)                                         $    6,769    $    5,241        $   13,232    $  (49,427)
====================================================================================================================


Earnings (loss) per common share - basic:
   Income before cumulative effect of a
     change in accounting principle                       $      0.51   $      0.42       $      1.01   $      0.81
   Cumulative effect of a change in accounting
     principle                                                     -             -                 -          (4.55)
--------------------------------------------------------------------------------------------------------------------
Net income (loss)                                         $      0.51   $      0.42       $      1.01   $     (3.74)
====================================================================================================================


Earnings (loss) per common share - diluted:
   Income before cumulative effect of a
     change in accounting principle                       $      0.48   $      0.38       $      0.96   $      0.76
   Cumulative effect of a change in accounting
     principle                                                     -             -                 -          (4.27)
--------------------------------------------------------------------------------------------------------------------
Net income (loss)                                         $      0.48   $      0.38       $      0.96   $     (3.51)
====================================================================================================================

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


AMERICAN MEDICAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                                       -----------------------------
(THOUSANDS)                                                                                 2003          2002
--------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                                                        $    13,232   $   (49,427)
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
     Cumulative effect of a change in accounting principle                                         -        60,098
     Depreciation and amortization                                                             4,995         4,410
     Net realized investment gains                                                              (466)          (62)
     Increase in trading securities                                                             (291)         (237)
     Deferred income tax expense (benefit)                                                       750        (8,457)
     Changes in operating accounts:
       Other assets                                                                           (4,980)        4,751
       Medical and other benefits payable                                                     (3,456)       (3,554)
       Advance premiums                                                                        1,253        (1,311)
       Payables and accrued expenses                                                          (8,102)       (3,691)
       Other liabilities                                                                      (4,532)          828
--------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                           (1,597)        3,348


INVESTING ACTIVITIES
Purchases of available for sale securities                                                   (62,024)      (94,875)
Proceeds from sale of available for sale securities                                           56,532       107,747
Proceeds from maturity of available for sale securities                                        1,775         1,500
Purchases of held to maturity securities                                                           -        (1,925)
Proceeds from maturity of held to maturity securities                                              -         1,925
Purchases of property and equipment                                                           (5,530)       (4,461)
Proceeds from sale of property and equipment                                                       2             6
--------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                                           (9,245)        9,917


FINANCING ACTIVITIES
Issuance of common stock                                                                       3,518         1,307
Purchase of treasury stock                                                                      (660)      (19,540)
Repayment of notes payable                                                                      (600)       (5,600)
--------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                            2,258       (23,833)
--------------------------------------------------------------------------------------------------------------------


Cash and cash equivalents:
   Net decrease                                                                               (8,584)      (10,568)
   Balance at beginning of year                                                               30,620        24,975
--------------------------------------------------------------------------------------------------------------------
Balance at end of period                                                                 $    22,036   $    14,407
====================================================================================================================


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN MEDICAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2003


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States ("GAAP") for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the American Medical Security Group, Inc. (the "Company") annual report on Form 10-K for the year ended December 31, 2002.


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

                                                            Three Months Ended              Six Months Ended
                                                                 June 30,                       June 30,
                                                        -----------------------------------------------------------
(THOUSANDS, EXCEPT PER COMMON SHARE DATA)                   2003          2002             2003          2002
-------------------------------------------------------------------------------------------------------------------
Net income (loss), as reported                            $    6,769    $    5,241       $   13,232    $  (49,427)
Pro forma stock compensation expense
   in accordance with Statement 123, net of tax                 (427)         (425)            (811)         (691)
-------------------------------------------------------------------------------------------------------------------
Pro forma net income (loss)                               $    6,342    $    4,816       $   12,421    $  (50,118)
===================================================================================================================


Net income (loss) per common share, as reported:
   Basic                                                  $      0.51   $      0.42      $      1.01   $     (3.74)
   Diluted                                                $      0.48   $      0.38      $      0.96   $     (3.51)


Pro forma income (loss) per common share:
   Basic                                                  $      0.48   $      0.38      $      0.95   $     (3.80)
   Diluted                                                $      0.45   $      0.35      $      0.90   $     (3.58)


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

3.  NEW ACCOUNTING STANDARD

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS ("Statement 142"). Statement 142 impacts the Company in two ways. First, goodwill is no longer amortized. Second, goodwill was subject to an initial impairment test in accordance with Statement 142, and any remaining balance of goodwill is subject to continuing impairment testing at least annually. Future goodwill impairments, if any, will be classified as operating expenses in the Company's statement of operations. As a result of this initial impairment test, the Company recognized a non-cash goodwill impairment charge of approximately $60.1 million recorded as a cumulative effect of a change in accounting principle as of January 1, 2002. The impairment charge had no impact on cash flows or the statutory-basis capital and surplus of the Company's insurance subsidiaries.

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

The following table illustrates the computation of EPS for income before cumulative effect of a change in accounting principle and provides a reconciliation of the number of weighted average basic and diluted shares outstanding:


                                                            Three Months Ended              Six Months Ended
                                                                 June 30,                       June 30,
                                                        -----------------------------------------------------------
(THOUSANDS, EXCEPT PER COMMON SHARE DATA)                   2003          2002             2003          2002
-------------------------------------------------------------------------------------------------------------------
Numerator:
   Income before cumulative effect
     of a change in accounting principle                  $    6,769    $    5,241       $   13,232    $   10,671
===================================================================================================================


Denominator:
   Denominator for basic EPS                                  13,160        12,615           13,071        13,206
   Effect of dilutive employee stock options                     855         1,066              724           879
-------------------------------------------------------------------------------------------------------------------
   Denominator for diluted EPS                                14,015        13,681           13,795        14,085
===================================================================================================================


Earnings per common share before cumulative
   effect of a change in accounting principle:
   Basic                                                  $      0.51   $      0.42      $      1.01   $      0.81
   Diluted                                                $      0.48   $      0.38      $      0.96   $      0.76
===================================================================================================================


Certain options to purchase shares of common stock were not included in the computation of diluted earnings per common share for the three and six months ended June 30, 2003 and 2002 because the options' exercise prices were greater than the average market price of the outstanding common shares for the period.

5.  COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is defined as net income (loss) plus or minus other comprehensive income (loss). For the Company, under existing accounting standards, other comprehensive income (loss) includes unrealized gains and losses, net of income tax effects, on certain investments in debt and equity securities. Comprehensive income (loss) for the Company is calculated as follows:


                                                            Three Months Ended              Six Months Ended
                                                                 June 30,                       June 30,
                                                        -----------------------------------------------------------
(THOUSANDS)                                                 2003          2002             2003          2002
-------------------------------------------------------------------------------------------------------------------
Net income (loss)                                         $    6,769    $    5,241       $   13,232    $  (49,427)
Unrealized gain on available for sale securities               1,874         3,125            2,318         1,148
-------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                               $    8,643    $    8,366       $   15,550    $  (48,279)
===================================================================================================================


6.  CONTINGENCIES

In February 2000, a class action lawsuit was filed against the Company in the state of Florida alleging that the Company failed to follow Florida law when it discontinued writing certain health insurance policies and offering new policies in 1998. Plaintiffs claim that the Company wrongfully terminated coverage, improperly notified insureds of conversion rights and charged improper premiums for new coverage. Plaintiffs also allege that the Company's renewal rating methodology violated Florida law. On April 24, 2002, a Circuit Court Judge ruled against the Company and ordered the question of damages be tried before a jury at a later date. A new judge has been assigned to the case and the parties are awaiting the setting of a trial date. The earliest the Company expects the trial to be held is late first quarter 2004.

In a separate administrative proceeding involving substantially similar facts, the Florida Department of Insurance issued an administrative complaint against the Company in May 2001 challenging certain of the Company's rating and other practices in Florida relating to its MedOne(R) products for individuals and their families. In April 2002, an administrative law judge found in favor of the Company on all issues, held that the evidence presented by the Florida Department of Insurance did not support a conclusion that the Company had violated any provisions of Florida law and recommended that all counts of the complaint be dismissed. In July 2002, the Florida Department of Insurance affirmed the recommendations from the judge with respect to six of eight counts. However, the Department reversed the judge's finding that the Company did not violate state law and ordered the suspension of the Company's license to sell new business in Florida for one year. On April 23, 2003, the First District Court of Appeals for the State of Florida affirmed that the Company did not violate Florida laws through its rating practices and reversed the order by the Florida Department of Insurance. On July 11, 2003, the Court of Appeals denied the Florida Department of Insurance's request for a rehearing. This matter has no direct impact on the class action lawsuit discussed in the previous paragraph.

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

A reconciliation of segment income (loss) before income taxes to consolidated income before income taxes and cumulative effect of a change in accounting principle is as follows:


                                                            Three Months Ended               Six Months Ended
                                                                 June 30,                        June 30,
                                                        ------------------------------------------------------------
(THOUSANDS)                                                 2003          2002              2003          2002
--------------------------------------------------------------------------------------------------------------------
Health segment                                            $    9,654    $    8,110       $   18,706     $   16,452
Life segment                                                   1,524         1,512            2,927          2,935
All other                                                       (292)         (914)            (369)        (1,436)
--------------------------------------------------------------------------------------------------------------------
Income before income taxes and cumulative effect
   of a change in accounting principle                    $   10,886    $    8,708       $   21,264     $   17,951
====================================================================================================================

Operating results and statistics for each of the Company's segments are as follows:

                                                            Three Months Ended               Six Months Ended
HEALTH SEGMENT                                                   June 30,                        June 30,
                                                        ------------------------------------------------------------
(THOUSANDS)                                                 2003          2002             2003           2002
--------------------------------------------------------------------------------------------------------------------

REVENUES
   Insurance premiums                                     $  175,703    $  187,314       $  351,627    $  378,034
   Net investment income                                       1,683         1,809            3,398         3,743
   Other revenue                                               3,762         4,063            7,725         8,523
--------------------------------------------------------------------------------------------------------------------
Total revenues                                               181,148       193,186          362,750       390,300


EXPENSES
   Medical and other benefits                                118,388       128,185          237,907       258,749
   Selling, general and administrative                        53,106        56,891          106,137       115,099
--------------------------------------------------------------------------------------------------------------------
Total expenses                                               171,494       185,076          344,044       373,848
--------------------------------------------------------------------------------------------------------------------
Income before income taxes                                $    9,654    $    8,110       $   18,706    $   16,452
====================================================================================================================


Loss ratio                                                     67.4%         68.4%            67.7%         68.4%
Expense ratio                                                  28.1%         28.2%            28.0%         28.2%
--------------------------------------------------------------------------------------------------------------------
Combined ratio                                                 95.5%         96.6%            95.6%         96.6%
====================================================================================================================


Health membership at end of period:
   Fully insured medical                                     275,323       319,675
   Self funded medical                                        42,568        43,058
   Dental                                                    228,610       235,250
------------------------------------------------------------------------------------
Total health membership                                      546,501       597,983
====================================================================================


                                                            Three Months Ended               Six Months Ended
LIFE SEGMENT                                                     June 30,                        June 30,
                                                        ------------------------------------------------------------
(THOUSANDS)                                                 2003          2002             2003           2002
--------------------------------------------------------------------------------------------------------------------
REVENUES
   Insurance premiums                                     $    3,073    $    3,473       $    6,204    $    7,151
   Net investment income                                         129           153              262           303
   Other revenue                                                  73            29              148            61
--------------------------------------------------------------------------------------------------------------------
Total revenues                                                 3,275         3,655            6,614         7,515


EXPENSES
   Medical and other benefits                                    679         1,017            1,516         2,235
   Selling, general and administrative                         1,072         1,126            2,171         2,345
--------------------------------------------------------------------------------------------------------------------
Total expenses                                                 1,751         2,143            3,687         4,580
--------------------------------------------------------------------------------------------------------------------
Income before income taxes                                $    1,524    $    1,512       $    2,927    $    2,935
====================================================================================================================


Loss ratio                                                     22.1%         29.3%            24.4%         31.3%
Expense ratio                                                  32.5%         31.6%            32.6%         31.9%
--------------------------------------------------------------------------------------------------------------------
Combined ratio                                                 54.6%         60.9%            57.0%         63.2%
====================================================================================================================


Life membership at end of period                             141,930       166,857
==================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

American Medical Security Group, Inc., together with its subsidiary companies (the "Company"), is a provider of individual and small employer group insurance products. The Company's principal product offerings are medical insurance for small employer groups and medical insurance marketed to individuals and their families ("MedOne(R)"). The Company also offers dental, life, prescription drug, disability and accidental death insurance, and provides self funded benefit administration. The Company has two reportable segments: health insurance products (which accounted for approximately 97% of the Company's total revenues for the quarters ended June 30, 2003 and 2002) and life insurance products. The Company markets its products in 32 states and the District of Columbia through independent agents. The Company has approximately 75 sales managers located in sales offices throughout the United States to support the independent agents. The Company's products generally provide discounts to insureds that utilize preferred provider organizations. The Company owns a preferred provider network and also contracts with other networks to ensure cost-effective health care choices to its members.


RESULTS OF OPERATIONS

The Company reported net income of $6.8 million or $0.48 per diluted share for the three months ended June 30, 2003, compared to net income of $5.2 million or $0.38 per diluted share for the corresponding period in the prior year. For the six month period ended June 30, 2003, the Company reported net income of $13.2 million or $0.96 per diluted share, compared with income before cumulative effect of a change in accounting principle of $10.7 million or $0.76 per diluted share for the same period of the prior year. Effective January 1, 2002, the Company adopted a new accounting standard. See Note 3 to the Company's Condensed Consolidated Financial Statements for a discussion of the impact of adopting this accounting standard.

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

INSURANCE PREMIUM REVENUE AND MEMBERSHIP

Insurance premium revenue for the three months ended June 30, 2003 decreased 6.3% to $178.8 million from $190.8 million for the corresponding period in 2002. For the six months ended June 30, 2003, insurance premium revenue declined 7.1% to $357.8 million from $385.2 million in the same period of the prior year. The decrease primarily resulted from a decline in membership. Total health membership declined from 597,983 members at June 30, 2002 to 546,501 members at June 30, 2003. Management believes the membership decrease from the prior year is due to several factors, including premium rate increases resulting in lower new sales and higher lapse rates on existing business, negative national publicity surrounding the Company's MedOne(R) rating practices and related legal matters, the difficulty individuals and small employer groups face in affording increasing health insurance premiums and the effect of a declining economy with many employer groups ceasing business or being forced to layoff or downsize their workforce. Partially offsetting the effect of declining membership was the rise in premium rates on the continuing block of business. Net realized average fully insured medical premium per member per month for the second quarter of 2003 increased by 7.8% compared to the second quarter of 2002.

Management is committed to attaining membership and revenue growth through the introduction of innovative products designed to meet the changing needs of today's consumers and through expanded sales support. The Company has introduced new products with flexible benefit designs and has equipped its sales force with an innovative tool to help employers manage their health benefit costs in an inflationary environment. Enhanced customer service programs are also in place to encourage retention of the Company's existing business. Management believes these actions, along with a disciplined approach to pricing and tight expense control, will lead to revenue and membership growth by the end of 2003.

NET INVESTMENT INCOME

Net investment income, including net realized investment gains, was $3.4 million for the three months ended June 30, 2003, compared to $3.8 million for the same period in 2002. Net investment income also declined for the six month period ended June 30, 2003 to $7.2 million from $7.8 million for the same period in the prior year. The decrease in net investment income is due primarily to a decrease in the average annualized investment yield. The average annualized investment yield was 4.9% for the first half of 2003 compared to 5.8% for the first six months of the prior year. The decrease was partially offset by an increase in net realized investment gains of $0.4 million during the first half of 2003.

OTHER REVENUE

Other revenue, which primarily consists of administrative fee income from claim processing on self funded business and other administrative services, decreased to $4.6 million for the three months ended June 30, 2003 from $4.9 million for the three months ended June 30, 2002 resulting from the Company's decrease in membership. On a year-to-date basis, for the first six months, other revenue declined to $9.3 million from $10.3 million for the first six months of 2002.

LOSS RATIO

The health segment loss ratio for the second quarter of 2003 was 67.4% compared to 68.4% for the second quarter of 2002. For the six months ended June 30, the health segment loss ratio was 67.7% in 2003, compared to 68.4% in 2002. The improvement in the health segment loss ratio is due to repricing efforts and claims cost control initiatives. Claims costs per member per month have increased slightly, compared to the same periods in the prior year, but were surpassed by increased premiums per member per month. The loss ratio for the life segment, which represents less than 3% of the Company's total revenues, was favorable at 22.1% for the three months ended June 30, 2003, compared with 29.3% for the corresponding period of the prior year. The Company's loss ratio is also impacted by changes in the estimated cost to settle or resolve claims-related litigation. Management closely monitors developments in litigation and emerging trends in claims costs to determine the adequacy and reasonableness of the Company's related reserves, and adjusts such reserves when necessary.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE RATIO

The selling, general and administrative ("SG&A") expense ratio includes commissions and selling expenses, administrative expenses (less other revenues), and premium taxes and assessments. The SG&A expense ratio for the health segment for the three months ended June 30, 2003 remained relatively stable at 28.1% compared with 28.2% for the second quarter of the prior year and improved to 28.0% for the six month period ended June 30, 2003 from 28.2% reported for the same period of 2002. The improvement was the result of management's efforts to control costs as revenues declined.


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

The Company's cash used in operations was $1.6 million for the six months ended June 30, 2003, compared to cash provided by operations of $3.3 million for the corresponding period in the prior year. The decrease in cash flow resulted from prepaid maintenance fees related to the Company's technology modernization initiatives, as well as other annual expenditures made during the period. Consistent with the Company's historical cash flow trend, management anticipates improved cash flow during the last half of the year.

The Company's investment portfolio consists primarily of investment grade bonds and has limited exposure to equity securities. At June 30, 2003 and December 31, 2002, greater than 99% of the Company's investment portfolio was invested in bonds. The bond portfolio had an average quality rating of AA at June 30, 2003 and December 31, 2002, as measured by Standard & Poor's Corporation. The majority of the bond portfolio was classified as available for sale. The Company has no investment in mortgage loans, non-publicly traded securities, real estate held for investment or financial derivatives.

The Company maintains a revolving bank line of credit agreement with a maximum available facility of $50.0 million. The agreement provides for a lump-sum repayment of outstanding advances at the end of 2005. At June 30, 2003, the outstanding balance of advances under the credit agreement was $30.2 million. The credit agreement contains customary covenants which, among other matters, require the Company to achieve certain minimum financial results, prohibit the Company from paying future cash dividends and restrict or limit the Company's ability to incur additional debt and dispose of assets outside the ordinary course of business. The Company was in compliance with all such covenants at June 30, 2003. The Company's obligations under the credit agreement are guaranteed by its subsidiary, American Medical Security Holdings, Inc. ("AMS Holdings"), and secured by pledges of stock of AMS Holdings and United Wisconsin Life Insurance Company, the Company's principal insurance subsidiary.

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

The Company currently does not pay any cash dividends and employs its earnings in the continued development of its business. The Company's future dividend policy will depend on its earnings, capital requirements, debt covenant restrictions, financial condition and other factors considered relevant by the Company's Board of Directors.

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

In an effort to continue supporting business growth, operational efficiency, service improvements and future administrative cost savings, the Company's management approved a plan to invest in an enterprise-wide information technology modernization project. The project involves the purchase of software applications and the utilization of internal and external technology and consulting resources to support most of the Company's major business processes. The design and development of the software applications began during the first quarter of 2003, with a phased implementation scheduled over the next three years. As a result of the information technology modernization project, management anticipates total capital expenditures in 2003 will be approximately $12.0 million. Management believes that the Company's existing working capital, operating cash flow and, if necessary, available facility under its current credit agreement, will be sufficient to fund the Company's anticipated capital expenditures related to this project.

In January 2003, the Company's Board of Directors approved a share repurchase program, which provides the Company with the authority to repurchase up to $10.0 million of its outstanding common shares. The plan allows the Company to buy back its shares, from time to time, in open market or privately negotiated transactions, subject to price and market conditions. Management expects the share repurchase program will be funded through operating cash flow. During the first quarter of 2003, the Company repurchased 52,700 shares of its common stock at an average market price of $12.46 per share, and at an aggregate cost of $0.7 million. During the second quarter of 2003, the Company did not repurchase any shares of its common stock.

CAUTIONARY FACTORS

This report and other documents or oral presentations prepared or delivered by and on behalf of the Company contain or may contain "forward-looking statements" within the meaning of the safe harbor provisions of the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements based upon management's expectations at the time such statements are made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Forward-looking statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those contemplated in the statements. Readers are cautioned not to place undue reliance on the forward-looking statements. When used in written documents or oral presentations, the terms "anticipate," "believe," "estimate," "expect," "may," "objective," "plan," "possible," "potential," "project," "will" and similar expressions are intended to identify forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that could impact the Company's business and financial prospects include, but are not limited to, those discussed below and those discussed from time to time in the Company's various filings with the Securities and Exchange Commission or in other publicly disseminated written documents:

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

The Company's business is extensively regulated by federal and state authorities. Some of the new federal and state regulations promulgated under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, relating to health care reform require the Company to implement changes in its programs and systems in order to maintain compliance. The Company has incurred significant expenditures as a result of HIPAA regulations and expects to continue to incur expenditures as various regulations become effective.

The Company is subject to periodic changes in state laws and regulations regarding the selection and pricing of risks and other matters. New regulations regarding these issues could increase the Company's costs and decrease its premiums. The Company has in the past decided, and may in the future decide, to discontinue marketing its products in states that have enacted, or are considering, various health care reform regulations that would impair the Company's ability to market its products profitably.

Federal and state legislatures also are considering health care reform measures, which may result in higher medical costs. Congress is considering legislation allowing small employers to form association health plans exempt from state insurance regulations, which may impact the risk profile of employers willing to purchase insurance from the Company. In addition, the implementation of "prompt pay" laws, whereby a claim must be paid in a certain number of days regardless of whether it is a valid claim or not, subject to a right of recovery, may have a negative effect on the Company's results of operations.

REGULATORY COMPLIANCE. The Company's failure to comply with new or existing government regulation could subject it to significant fines and penalties.

The Company's efforts to measure, monitor and adjust its business practices to comply with the law are ongoing. Failure to comply with enacted regulations, including the laws mentioned above, could require the Company to pay refunds or result in significant fines, penalties, or the loss of one or more of its licenses. The Company has been subject to regulatory penalties, assessments and restitution orders in a number of states in which it operates. For information concerning a regulatory proceeding in Florida, see Part II, Item 1, "Legal Proceedings." From time to time the Company is also subject to inquiries in other states related to its activities and practices. Furthermore, federal and state laws and regulations continue to evolve. The costs of compliance may cause the Company to change its operations significantly, or adversely impact the health care provider networks with which the Company does business, which may adversely affect its business and results of operations.

LITIGATION. The Company is subject to class actions and other forms of litigation in the ordinary course of its business, including litigation based on new or evolving legal theories, which could result in significant liabilities and costs.

For example, a Florida Circuit Court has found the Company liable for damages in a class action lawsuit in Florida. The parties are awaiting the setting of a trial date to determine damages. Further, the Company is involved in a number of lawsuits in various states that allege misrepresentation by the Company of its renewal rating methodology. For additional information, see Part II, Item 1, "Legal Proceedings."

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

The Company has experienced a decline in membership over the last several years as part of its strategy to improve profitability and exit certain markets. The Company's challenge is to increase the number of individuals and small employer groups purchasing its products and services while encouraging its current preferred membership to retain their business relationship with the Company. The Company has expanded and realigned its sales organization, introduced new products, established new distribution channels for its MedOne(R) products, expanded its agent recruitment efforts and developed incentive programs to improve productivity. Also impacting the Company's growth prospects is the affordability of health insurance premiums as health care costs rise and the downsizing of small employer workforces as a result of the soft economy. If the Company initiatives are not successful and the Company does not meet its growth goals, the Company's future operating performance may be adversely affected.

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

In addition, the health insurance industry, in general, has received negative publicity and does not have a positive public perception. This publicity and perception may lead to increased legislation, regulation, review of industry practices and private litigation. These factors may adversely affect the Company's ability to market its products and increase the regulatory burdens under which the Company operates, further increasing the costs of doing business and adversely affecting operating results.

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

The Company is dependent on the continued services of its management team, including its key executives. Loss of such personnel without adequate replacement could have a material adverse effect on the Company. Members of the Company's senior management have developed relationships with some of the Company's independent agents and brokers. If the Company is unable to retain these employees, the loss of their services could adversely impact the Company's ability to maintain relations with certain independent agents and brokers who market the Company's products. Additionally, the Company needs qualified managers and skilled employees with insurance industry experience to operate its businesses successfully. From time to time there may be shortages of skilled labor that may make it more difficult and expensive for the Company to attract and retain qualified employees. If the Company is unable to attract and retain qualified individuals or its costs to do so increase significantly, its operations could be materially adversely affected.

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

The Company's insurance subsidiaries are subject to regulations that limit their ability to transfer funds to it. If the Company is unable to obtain funds from its insurance subsidiaries, it will experience reduced cash flow, which could affect the Company's ability to pay its obligations to creditors as they become due. The Company will be required to make a lump-sum payment of the total principal amount of outstanding balances under its credit facility at the end of 2005. The Company's outstanding balance at June 30, 2003 was $30.2 million. If the Company's insurance subsidiaries are unable to provide these funds, the Company could default on its obligations under the credit facility.

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


ITEM 4.       CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis. The Company's principal executive officer and principal financial officer have reviewed and evaluated the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report. Based on such evaluation, such officers have concluded that, as of June 30, 2003, the Company's disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company required to be included in the Company's periodic filings under the Exchange Act. There have been no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II       OTHER INFORMATION


ITEM 1.       LEGAL PROCEEDINGS

The following report of recent developments in previously reported legal proceedings should be read in conjunction with Item 3, Legal Proceedings, in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2002, and Item 1, Legal Proceedings, in the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2003.

In May 2001 an administrative complaint issued by the Florida Department of Insurance was filed against the Company's wholly owned subsidiary, United Wisconsin Life Insurance Company ("UWLIC") challenging UWLIC's rating and other practices in Florida relating to its MedOne(R) products for individuals and their families. In an order entered April 25, 2002, an Administrative Law Judge recommended dismissal of all counts of the Department's administrative complaint. On July 24, 2002, the Florida Department of Insurance issued a final order affirming the recommendations from the Administrative Law Judge with respect to six of eight counts However, the Department reversed the Administrative Law Judge's finding that the Company did not violate state law applicable to policies issued out of state and ordered the suspension of UWLIC's license to sell new business in Florida for one year. On April 23, 2003, the First District Court of Appeals for the State of Florida (the "Court of Appeals") reversed the order by the Florida Department of Insurance that would have suspended UWLIC's license. Further, on July 11, 2003, the Court of Appeals denied the Florida Department of Insurance's request for a rehearing. The Court of Appeals decision reaffirms the Administrative Law Judge's opinion that UWLIC's rating practices violated no Florida laws as charged in the complaint.

In a separate action involving substantially similar facts, a class action lawsuit was filed against two of the Company's wholly owned subsidiaries, American Medical Security, Inc. ("AMS") and UWLIC in the Circuit Court for Palm Beach County, Florida, by Evelyn Addison and others in February 2002 alleging that the Company failed to follow Florida law when it discontinued writing certain health insurance policies and offering new policies in 1998. Plaintiffs claim that the Company wrongfully terminated coverage, improperly notified insureds of conversion rights and charged improper premiums for new coverage. Plaintiffs also allege that UWLIC's renewal rating methodology violated Florida law. In a final judgment entered April 24, 2002, the Circuit Court Judge in the class action lawsuit found, among other things, that the policy issued by the Company outside Florida was not exempt from any Florida rating laws and ordered that the question of damages be tried before a jury at a later date. A new judge has been assigned to the case and the parties are awaiting the setting of a trial date. The earliest the Company expects the trial to be held is late first quarter 2004. The administrative matter discussed in the preceding paragraph has no direct impact on the class action lawsuit.

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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of the Company was held on May 21, 2003 for the purpose of (1) electing three directors for terms expiring at the 2006 annual meeting of shareholders, (2) amending the Company's Restated Articles of Incorporation to reduce from 75% to 66-2/3% the requisite shareholder vote to approve future amendments to certain provisions of the Company's Restated Articles of Incorporation, (3) amending the Company's Restated Articles of Incorporation to reduce the size of the Board of Directors from a range of 9 to 15 directors to a range of 8 to 12 directors, (4) amending the Company's Restated Articles of Incorporation to eliminate the designation of Series A Adjustable Rate Nonconvertible Preferred Stock, and (5) amending and re-approving the Company's Executive Annual Incentive Plan.

Shareholders elected all three of the Company's nominees for director, approved the three amendments to the Company's Restated Articles of Incorporation, and amended and re-approved the Company's Executive Annual Incentive Plan. The voting results for the proposals were as follows:

 ELECTION OF DIRECTORS FOR TERMS EXPIRING IN 2006:

 W. Francis Brennan:                        Frank L. Skillern:

 For                11,374,362 shares       For                11,399,814 shares
 Withheld              210,921 shares       Withheld              185,469 shares
 Abstained                          0       Abstained                          0
 Broker Non-Votes                   0       Broker Non-Votes                   0

 H.T. Richard Schreyer:

 For                11,374,362 shares
 Withheld              210,921 shares
 Abstained                          0
 Broker Non-Votes                   0

 AMENDMENT OF RESTATED ARTICLES OF INCORPORATION TO REDUCE SHAREHOLDER VOTE REQUIRED TO AMEND CERTAIN PROVISIONS OF RESTATED ARTICLES OF INCORPORATION:

 For                 9,994,109 shares
 Against                71,726 shares
 Abstained               6,009 shares
 Broker Non-Votes    1,513,439 shares

 AMENDMENT OF RESTATED ARTICLES OF INCORPORATION TO REDUCE THE SIZE RANGE OF THE BOARD OF DIRECTORS:

 For                11,536,049 shares
 Against                37,699 shares
 Abstained              11,534 shares
 Broker Non-Votes            1 shares

 AMENDMENT OF RESTATED ARTICLES OF INCORPORATION TO ELIMINATE THE DESIGNATION OF SERIES A PREFERRED STOCK:

 For                 9,958,881 shares
 Against                13,841 shares
 Abstained              98,912 shares
 Broker Non-Votes    1,513,649 shares

 AMENDMENT AND RE-APPROVAL OF EXECUTIVE ANNUAL INCENTIVE PLAN:

 For                11,094,058 shares
 Against               472,917 shares
 Abstained              18,307 shares
 Broker Non-Votes            1 shares

Further information concerning these matters, including the names of the directors whose terms continued after the meeting, is contained in the Company's Proxy Statement dated April 7, 2003, with respect to the 2003 annual meeting of shareholders.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

See the Exhibit Index following the signature page of this report, which is incorporated herein by reference.

(b)  REPORTS ON FORM 8-K

The Company filed or submitted the following reports on Form 8-K during the second quarter of 2003:

       o A Form 8-K dated April 23, 2003, was filed on April 25, 2003, to report recent developments in a previously reported legal proceeding.

       o A Form 8-K dated May 6, 2003, was submitted on May 6, 2003, to furnish the Company's earnings release for the quarter ended March 31, 2003.

After the end of the quarter, the Company submitted a Form 8-K dated August 5, 2003, to furnish the Company's earnings release for the quarter ended June 30, 2003.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE:   August 13, 2003


                 AMERICAN MEDICAL SECURITY GROUP, INC.


                 /s/ John R. Lombardi
                 John R. Lombardi
                 Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Chief Accounting Officer
                 and duly authorized to sign on behalf of the Registrant)


                      AMERICAN MEDICAL SECURITY GROUP, INC.
                               (the "Registrant")
                          (Commission File No. 1-13154)

                                  EXHIBIT INDEX
                                       TO
                           FORM 10-Q QUARTERLY REPORT
                         for quarter ended June 30, 2003


    EXHIBIT               DESCRIPTION                              INCORPORATED HEREIN                  FILED
    NUMBER                                                           BY REFERENCE TO                  HEREWITH

     3.1        Amended and Restated Articles of                                                          X
                Incorporation of Registrant dated as of
                May 27, 2003

     3.2        Bylaws of Registrant as amended and                                                       X
                restated May 21, 2003

    31.1        Certification of Chief Executive Officer                                                  X
                Pursuant to Rule 13a-14(a) and Rule
                15d-14(a) of the Securities Exchange Act
                of 1934, as amended

    31.2        Certification of Chief Financial Officer                                                  X
                Pursuant to Rule 13a-14(a) or Rule
                15d-14(a) of the Securities Exchange Act
                of 1934, as amended

    32          Certification of Chief Executive Officer                                                  X
                and Chief Financial Officer Pursuant to 18
                U.S.C. Section 1350, as Adopted Pursuant
                to Section 906 of the Sarbanes-Oxley Act
                of 2002

                                      EX-1