Form 10-Q
period 2003-09-30
AMERICAN MEDICAL SECURITY GROUP INC
filed 2003-11-10
CIK 878897

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003
OR
[ ] Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the transition period from to ---------------------- ----------------------


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

Common stock, no par value, outstanding as of October 31, 2003: 13,434,383 shares


                      AMERICAN MEDICAL SECURITY GROUP, INC.

                                      INDEX
PART I        FINANCIAL INFORMATION

Item 1.       Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheets
                      September 30, 2003 and December 31, 2002....................................................3

              Condensed Consolidated Statements of Operations
                      Three months ended September 30, 2003 and 2002;
                      Nine months ended September 30, 2003 and 2002...............................................4

              Condensed Consolidated Statements of Cash Flows
                      Nine months ended September 30, 2003 and 2002...............................................5

              Notes to Condensed Consolidated Financial Statements
                      September 30, 2003..........................................................................6

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

PART II       OTHER INFORMATION

Item 1.       Legal Proceedings..................................................................................19

Item 6.       Exhibits and Reports on Form 8-K...................................................................20

Signatures.......................................................................................................21

Exhibit Index..................................................................................................EX-1


PART I        FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


AMERICAN MEDICAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                    September 30,      December 31,
(THOUSANDS, EXCEPT SHARE DATA)                                                           2003              2002
-------------------------------------------------------------------------------------------------------------------
                                                                                     (UNAUDITED)
ASSETS
Investments:
   Fixed maturity securities available for sale, at fair value                       $   286,324     $   278,222
   Fixed maturity securities held to maturity, at amortized cost                           3,483           4,288
   Trading securities, at fair value                                                       1,254             926
-------------------------------------------------------------------------------------------------------------------
Total investments                                                                        291,061         283,436


Cash and cash equivalents                                                                 30,183          30,620
Property and equipment, net                                                               34,445          33,061
Goodwill, net                                                                             32,138          32,846
Other intangibles, net                                                                     2,145           2,860
Other assets                                                                              49,378          46,117
-------------------------------------------------------------------------------------------------------------------
Total assets                                                                         $   439,350     $   428,940
===================================================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Medical and other benefits payable                                                $   127,023     $   134,479
   Advance premiums                                                                       16,150          15,200
   Payables and accrued expenses                                                          24,020          29,141
   Notes payable                                                                          32,958          33,858
   Other liabilities                                                                      28,162          33,512
-------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                        228,313         246,190


Shareholders' equity:
   Common stock (no par value, $1 stated value, 50,000,000 shares authorized,
     16,654,315 issued and 13,434,383 outstanding at September 30, 2003,
     16,654,315 issued and 12,905,898 outstanding at December 31, 2002)                   16,654          16,654
   Paid-in capital                                                                       193,509         189,813
   Retained earnings                                                                      24,901           2,858
   Accumulated other comprehensive income (net of taxes of
     $4,050 at September 30, 2003 and $4,117 at December 31, 2002)                         7,521           7,646
   Treasury stock (3,219,932 shares at September 30, 2003
     and 3,748,417 shares at December 31, 2002, at cost)                                 (31,548)        (34,221)
-------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                               211,037         182,750
-------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                           $   439,350     $   428,940
===================================================================================================================
SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


AMERICAN MEDICAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                            Three Months Ended               Nine Months Ended
                                                               September 30,                   September 30,
                                                        ------------------------------------------------------------
(THOUSANDS, EXCEPT PER COMMON SHARE DATA)                   2003          2002              2003          2002
--------------------------------------------------------------------------------------------------------------------

REVENUES
   Insurance premiums                                     $  176,735    $  187,135        $  534,566    $  572,323
   Net investment income                                       3,211         3,591             9,958        11,314
   Net realized investment gains                               1,416            39             1,882           101
   Other revenue                                               3,899         4,162            11,784        12,790
--------------------------------------------------------------------------------------------------------------------
Total revenues                                               185,261       194,927           558,190       596,528


EXPENSES
   Medical and other benefits                                119,218       125,376           359,131       386,911
   Selling, general and administrative                        52,873        59,390           163,178       179,584
   Interest expense                                              309           460               972         1,417
   Amortization of intangibles                                   238           183               715           548
--------------------------------------------------------------------------------------------------------------------
Total expenses                                               172,638       185,409           523,996       568,460
--------------------------------------------------------------------------------------------------------------------

Income from continuing operations,
   before income taxes                                        12,623         9,518            34,194        28,068

Income tax expense                                             4,735         3,704            12,883        11,212
--------------------------------------------------------------------------------------------------------------------
Income from continuing operations                              7,888         5,814            21,311        16,856

Income (loss) from discontinued operations                       923           (76)              732          (447)
--------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of a change in
   accounting principle                                        8,811         5,738            22,043        16,409

Cumulative effect of a change in
   accounting principle                                            -             -                 -       (60,098)
--------------------------------------------------------------------------------------------------------------------
Net income (loss)                                         $    8,811    $    5,738        $   22,043    $  (43,689)
====================================================================================================================


Earnings (loss) per common share - basic:
   Income from continuing operations                      $      0.59   $      0.45       $      1.62   $      1.29
   Income (loss) from discontinued operations                    0.07         (0.01)             0.06         (0.03)
   Cumulative effect of a change in
     accounting principle                                          -             -                 -          (4.59)
--------------------------------------------------------------------------------------------------------------------
Net income (loss)                                         $      0.66   $      0.45       $      1.67   $     (3.34)
====================================================================================================================


Earnings (loss) per common share - diluted:
   Income from continuing operations                      $      0.55   $      0.42       $      1.52   $      1.21
   Income (loss) from discontinued operations                    0.06         (0.01)             0.05         (0.03)
   Cumulative effect of a change in accounting
     accounting principle                                          -             -                 -          (4.31)
--------------------------------------------------------------------------------------------------------------------
Net income (loss)                                         $      0.61   $      0.42       $      1.58   $     (3.13)
====================================================================================================================

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN MEDICAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                       -----------------------------
(THOUSANDS)                                                                                 2003          2002
--------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                                                        $    22,043   $   (43,689)
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Cumulative effect of a change in accounting principle                                         -        60,098
     Net gain from sale of subsidiary                                                           (950)            -
     Net realized investment gains                                                            (1,882)         (101)
     Depreciation and amortization                                                             8,219         6,683
     Increase in trading securities                                                             (328)         (269)
     Deferred income tax expense (benefit)                                                     1,165       (10,586)
     Changes in operating accounts:
       Other assets                                                                           (4,414)        6,384
       Medical and other benefits payable                                                     (7,456)       (1,326)
       Advance premiums                                                                          950             6
       Payables and accrued expenses                                                          (5,599)         (182)
       Other liabilities                                                                      (4,253)        2,467
--------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                      7,495        19,485


INVESTING ACTIVITIES
Proceeds from sale of subsidiary                                                               3,500             -
Purchases of available for sale securities                                                  (105,380)     (141,287)
Proceeds from sale of available for sale securities                                           95,233       139,899
Proceeds from maturity of available for sale securities                                        2,375         3,350
Purchases of held to maturity securities                                                           -        (1,925)
Proceeds from maturity of held to maturity securities                                            500         1,925
Purchases of property and equipment                                                           (7,325)       (6,257)
Proceeds from sale of property and equipment                                                       6             7
--------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                        (11,091)       (4,288)


FINANCING ACTIVITIES
Issuance of common stock                                                                       4,719         2,897
Purchase of treasury stock                                                                      (660)      (19,540)
Repayment of notes payable                                                                      (900)       (5,900)
--------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                            3,159       (22,543)


Cash and cash equivalents:
   Net decrease                                                                                 (437)       (7,346)
   Balance at beginning of year                                                               30,620        24,975
--------------------------------------------------------------------------------------------------------------------
Balance at end of period                                                                 $    30,183   $    17,629
====================================================================================================================

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN MEDICAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2003


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States ("GAAP") for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the American Medical Security Group, Inc. (the "Company") annual report on Form 10-K for the year ended December 31, 2002.


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


                                                            Three Months Ended              Nine Months Ended
                                                               September 30,                  September 30,
                                                        -----------------------------------------------------------
(THOUSANDS, EXCEPT PER COMMON SHARE DATA)                   2003          2002             2003          2002
-------------------------------------------------------------------------------------------------------------------
Net income (loss), as reported                            $    8,811    $    5,738       $   22,043    $  (43,689)
Pro forma stock compensation expense
   in accordance with Statement 123, net of tax                 (391)         (410)          (1,202)       (1,101)
-------------------------------------------------------------------------------------------------------------------
Pro forma net income (loss)                               $    8,420    $    5,328       $   20,841    $  (44,790)
===================================================================================================================


Net income (loss) per common share, as reported:
   Basic                                                  $      0.66   $      0.45      $      1.67   $     (3.34)
   Diluted                                                $      0.61   $      0.42      $      1.58   $     (3.13)


Pro forma income (loss) per common share:
   Basic                                                  $      0.63   $      0.41      $      1.58   $     (3.42)
   Diluted                                                $      0.59   $      0.39      $      1.49   $     (3.23)


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

3.  DISCONTINUED OPERATIONS

During the third quarter of 2003, the Company sold all of the outstanding common shares of its preferred provider organization network subsidiary, Accountable Health Plans of America, Inc. ("AHP") for $3,500,000. The network contracts with more than 900 hospitals and 100,000 physicians in eight primary states: Arizona, Florida, Iowa, Nebraska, North Dakota, South Dakota, Texas and Wisconsin. Subject to the terms of the agreement, AHP will continue to provide network services to the Company for five years. AHP currently serves approximately 13% of the Company's members.

The sale transaction resulted in a gain of $1,950,000, or $950,000 net of tax, which is included in income (loss) from discontinued operations in the Company's statement of operations for the three and nine months ended September 30, 2003. Also included in income (loss) from discontinued operations are the net operating results of the AHP networking business sold. For the nine months ended September 30, 2003 and 2002, operating results from discontinued operations included revenues of $1,923,000 and $2,500,000 and income taxes of $118,000 and $274,000, respectively. As a result of the sale transaction, goodwill on the Company's balance sheet was reduced by $708,000. All prior periods presented in the Company's statement of operations have been reclassified to exclude the results of the discontinued networking business from reported income from continuing operations.


4.  EARNINGS PER COMMON SHARE ("EPS")

Basic EPS is computed by dividing earnings by the weighted average number of common shares outstanding. Diluted EPS is computed by dividing earnings by the weighted average number of common shares outstanding, adjusted for the effect of dilutive employee stock options.

The following table illustrates the computation of EPS for income from continuing operations and provides a reconciliation of the number of weighted average basic and diluted shares outstanding:


                                                            Three Months Ended              Nine Months Ended
                                                               September 30,                  September 30,
                                                        -----------------------------------------------------------
(THOUSANDS, EXCEPT PER COMMON SHARE DATA)                   2003          2002             2003          2002
-------------------------------------------------------------------------------------------------------------------
Numerator:
   Income from continuing operations                      $    7,888    $    5,814       $   21,311    $   16,856
===================================================================================================================


Denominator:
   Denominator for basic EPS                                  13,392        12,890           13,179        13,099
   Effect of dilutive employee stock options                     948           824              799           855
-------------------------------------------------------------------------------------------------------------------
   Denominator for diluted EPS                                14,340        13,714           13,978        13,954
===================================================================================================================


Earnings per common share - income from
   continuing operations:
   Basic                                                  $      0.59   $      0.45      $      1.62   $      1.29
   Diluted                                                $      0.55   $      0.42      $      1.52   $      1.21
===================================================================================================================

Certain options to purchase shares of common stock were not included in the computation of diluted earnings per common share for the three and nine months ended September 30, 2003 and 2002 because the options' exercise prices were greater than the average market price of the outstanding common shares for the period.

5.  COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is defined as net income (loss) plus or minus other comprehensive income (loss). For the Company, under existing accounting standards, other comprehensive income (loss) includes unrealized gains and losses, net of income tax effects, on certain investments in debt and equity securities. Comprehensive income (loss) for the Company is calculated as follows:


                                                            Three Months Ended              Nine Months Ended
                                                               September 30,                  September 30,
                                                        -----------------------------------------------------------
(THOUSANDS)                                                 2003          2002             2003          2002
-------------------------------------------------------------------------------------------------------------------
Net income (loss)                                         $    8,811    $    5,738       $   22,043    $  (43,689)
Unrealized gain (loss) on available for sale securities       (2,443)        4,604             (125)        5,752
-------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                               $    6,368    $   10,342       $   21,918    $  (37,937)
===================================================================================================================


6.  NEW ACCOUNTING STANDARD

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


7.  CONTINGENCIES

In February 2000, a class action lawsuit was filed against the Company in the state of Florida alleging that the Company failed to follow Florida law when it discontinued writing certain health insurance policies and offering new policies in 1998. Plaintiffs claim that the Company wrongfully terminated coverage, improperly notified insureds of conversion rights and charged improper premiums for new coverage. Plaintiffs also allege that the Company's renewal rating methodology violated Florida law. On April 24, 2002, a Circuit Court Judge ruled against the Company and ordered the question of damages be tried before a jury at a later date. The earliest the Company expects the trial to be held is the second quarter of 2004.

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

8.  SEGMENT INFORMATION

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

The Company evaluates segment performance based on income or loss before income taxes, excluding gains and losses on the Company's investment portfolio. The accounting policies of the reportable segments are the same as those used to report the Company's consolidated financial statements. Significant intercompany transactions have been eliminated prior to reporting segment information and the results of discontinued operations have been excluded from all periods presented.

A reconciliation of segment income (loss) before income taxes to consolidated income from continuing operations is as follows:


                                                            Three Months Ended              Nine Months Ended
                                                               September 30,                  September 30,
                                                        ------------------------------------------------------------
(THOUSANDS)                                                 2003          2002              2003          2002
--------------------------------------------------------------------------------------------------------------------
Health segment                                            $    9,833    $    8,435       $   28,438     $   25,160
Life segment                                                   1,518         1,521            4,445          4,456
All other                                                      1,272          (438)           1,311         (1,548)
--------------------------------------------------------------------------------------------------------------------
Income from continuing operations before
   income taxes                                           $   12,623    $    9,518       $   34,194     $   28,068
====================================================================================================================

Operating results and statistics for each of the Company's segments are as follows:

                                                            Three Months Ended              Nine Months Ended
HEALTH SEGMENT                                                 September 30,                  September 30,
                                                        ------------------------------------------------------------
(THOUSANDS)                                                 2003          2002             2003           2002
--------------------------------------------------------------------------------------------------------------------
REVENUES
   Insurance premiums                                     $  173,744    $  183,752       $  525,371    $  561,786
   Net investment income                                       1,596         1,484            4,994         5,227
   Other revenue                                               3,828         4,127           11,565        12,694
--------------------------------------------------------------------------------------------------------------------
Total revenues                                               179,168       189,363          541,930       579,707


EXPENSES
   Medical and other benefits                                118,518       124,469          356,938       383,762
   Selling, general and administrative                        50,817        56,459          156,554       170,785
--------------------------------------------------------------------------------------------------------------------
Total expenses                                               169,335       180,928          513,492       554,547
--------------------------------------------------------------------------------------------------------------------
Income from continuing operations before
   income taxes                                           $    9,833    $    8,435       $   28,438    $   25,160
====================================================================================================================


Loss ratio                                                     68.2%         67.7%            67.9%         68.3%
Expense ratio                                                  27.0%         28.5%            27.6%         28.1%
--------------------------------------------------------------------------------------------------------------------
Combined ratio                                                 95.3%         96.2%            95.5%         96.5%
====================================================================================================================


Health membership at end of period:
   Fully insured medical                                     270,401       309,980
   Self funded medical                                        43,858        43,426
   Dental                                                    226,734       235,454
------------------------------------------------------------------------------------
Total health membership                                      540,993       588,860
====================================================================================



                                                            Three Months Ended              Nine Months Ended
LIFE SEGMENT                                                   September 30,                  September 30,
                                                        ------------------------------------------------------------
(THOUSANDS)                                                 2003          2002             2003           2002
--------------------------------------------------------------------------------------------------------------------


REVENUES
   Insurance premiums                                     $    2,991    $    3,383       $    9,195    $   10,534
   Net investment income                                         121           141              383           444
   Other revenue                                                  71            27              219            88
--------------------------------------------------------------------------------------------------------------------
Total revenues                                                 3,183         3,551            9,797        11,066

EXPENSES
   Medical and other benefits                                    700           907            2,216         3,142
   Selling, general and administrative                           965         1,123            3,136         3,468
--------------------------------------------------------------------------------------------------------------------
Total expenses                                                 1,665         2,030            5,352         6,610
--------------------------------------------------------------------------------------------------------------------
Income from continuing operations before
   income taxes                                           $    1,518    $    1,521       $    4,445    $    4,456
====================================================================================================================

Loss ratio                                                     23.4%         26.8%            24.1%         29.8%
Expense ratio                                                  29.9%         32.4%            31.7%         32.1%
--------------------------------------------------------------------------------------------------------------------
Combined ratio                                                 53.3%         59.2%            55.8%         61.9%
====================================================================================================================

Life membership at end of period                             137,395       158,343
====================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

American Medical Security Group, Inc., together with its subsidiary companies (the "Company"), is a provider of individual and small employer group insurance products. The Company's principal product offerings are medical insurance for small employer groups and medical insurance marketed to individuals and their families ("MedOne(R)"). The Company also offers dental, life, prescription drug, disability and accidental death insurance, and provides self funded benefit administration. The Company has two reportable segments: health insurance products (which accounted for approximately 98% of the Company's total revenues for the quarters ended September 30, 2003 and 2002) and life insurance products. The Company markets its products in 32 states and the District of Columbia through independent agents. The Company has approximately 75 sales managers located in sales offices throughout the United States to support the independent agents. The Company's products generally provide discounts to members that utilize preferred provider organizations with which the Company contracts.

DISCONTINUED OPERATIONS

During the third quarter of 2003, the Company sold all of the outstanding common shares of its preferred provider organization network subsidiary, Accountable Health Plans of America, Inc. ("AHP") for $3.5 million. The network contracts with more than 900 hospitals and 100,000 physicians in eight primary states:
Arizona, Florida, Iowa, Nebraska, North Dakota, South Dakota, Texas and Wisconsin. Subject to the terms of the agreement, AHP will continue to provide network services to the Company for five years. AHP currently serves approximately 13% of the Company's members. Including the sale transaction, income from discontinued operations was $0.9 million or $0.06 per diluted share and $0.7 million or $0.05 per diluted share for the three and nine months ended September 30, 2003, respectively.

RESULTS OF CONTINUING OPERATIONS

The Company reported income from continuing operations of $7.9 million or $0.55 per diluted share for the three months ended September 30, 2003, compared to income from continuing operations of $5.8 million or $0.42 per diluted share for the corresponding period in the prior year. Included in the after-tax results of continuing operations for the three months ended September 30, 2003 are $0.9 million or $0.06 per diluted share of investment gains realized from the sale of securities during the third quarter. For the nine-month period ended September 30, 2003, the Company reported income from continuing operations of $21.3 million or $1.52 per diluted share, compared with income from continuing operations of $16.9 million or $1.21 per diluted share for the same period of the prior year.

INSURANCE PREMIUM REVENUE AND MEMBERSHIP

Insurance premium revenue for the three months ended September 30, 2003 decreased 5.6% to $176.7 million from $187.1 million for the corresponding period in 2002. For the nine months ended September 30, 2003, insurance premium revenue declined 6.6% to $534.6 million from $572.3 million in the same period of the prior year. The decrease primarily resulted from a decline in membership. Total health membership declined 8.1% from 588,860 members at September 30, 2002 to 540,993 members at September 30, 2003. Management believes the membership decrease from the prior year is due to several factors, including premium rate increases resulting in lower new sales and higher lapse rates on existing business, the continuing effect of negative publicity surrounding the Company's MedOne(R) rating practices and related legal matters, the difficulty individuals and small employer groups face in affording increasing health insurance premiums and the effect of a soft economy with many employer groups ceasing business or being forced to layoff or downsize their workforce. Partially offsetting the effect of declining membership was the rise in premium rates on the continuing block of business. Net realized average fully insured medical premium per member per month for the third quarter of 2003 increased by 7.0% compared to the third quarter of 2002.

Management is committed to attaining membership and revenue growth through the introduction of innovative products designed to meet the changing needs of today's consumers and through expanded sales support. The Company has introduced new products with flexible benefit designs and has equipped its sales force with an innovative tool to help employers manage their health benefit costs in an inflationary environment. Enhanced customer service programs are also in place to encourage retention of the Company's existing business. Management believes these actions may still lead to quarterly revenue and membership growth by the end of 2003.

NET INVESTMENT INCOME

Net investment income decreased to $3.2 million for the three months ended September 30, 2003, compared to $3.6 million for the same period in 2002. Net investment income also decreased for the nine-month period ended September 30, 2003 to $10.0 million from $11.3 million for the same period in the prior year. The decrease in net investment income is due primarily to a decrease in the average annualized investment yield. The average annualized investment yield was 4.8% for the first nine months of 2003 compared to 5.5% for the first nine months of the prior year.

REALIZED INVESTMENT GAINS

During the third quarter of 2003, management took advantage of a market opportunity and restructured a portion of the company's investment portfolio resulting in an increase in realized investment gains from the third quarter of the prior year of $1.4 million. Realized investment gains for the nine months ended September 30, 2003 were $1.9 million, compared to $0.1 million for the same nine-month period in 2002.

OTHER REVENUE

Other revenue, which primarily consists of administrative fee income from claim processing on self funded business and other administrative services, decreased to $3.9 million for the three months ended September 30, 2003 from $4.2 million for the three months ended September 30, 2002 resulting from the Company's decrease in membership. On a year-to-date basis, for the first nine months of 2003, other revenue declined to $11.8 million from $12.8 million for the first nine months of 2002.

LOSS RATIO

The health segment loss ratio for the third quarter of 2003 was 68.2% compared to 67.7% for the third quarter of 2002. For the nine months ended September 30, the health segment loss ratio was 67.9% in 2003, compared to 68.3% in 2002. The improvement in the health segment loss ratio for the nine-month period is due to repricing efforts and claims cost control initiatives. Claims costs per member per month have increased slightly, compared to the same periods in the prior year, but were surpassed by increased premiums per member per month. The loss ratio for the life segment, which represents less than 2% of the Company's total revenues, was favorable at 23.4% for the three months ended September 30, 2003, compared with 26.8% for the corresponding period of the prior year. For the nine months ended September 30, the life segment loss ratio was 24.1% in 2003, compared to 29.8% in 2002. The Company's loss ratio is also impacted by changes in the estimated cost to settle or resolve claims-related litigation. Management closely monitors developments in litigation and emerging trends in claims costs to determine the adequacy and reasonableness of the Company's related reserves, and adjusts such reserves when necessary.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE RATIO

The selling, general and administrative ("SG&A") expense ratio includes commissions and selling expenses, administrative expenses (less other revenues), and premium taxes and assessments. The SG&A expense ratio for the health segment for the three months ended September 30, 2003 improved to 27.0% compared with 28.5% for the third quarter of the prior year and improved to 27.6% for the nine month period ended September 30, 2003 from 28.1% reported for the same period of 2002. The improvement was the result of management's efforts to control costs as revenues declined.


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

The Company's cash provided by operations was $9.1 million for the three months ended September 30, 2003, compared to cash provided by operations of $16.1 million for the corresponding period in the prior year. For the nine months ended September 30, 2003, cash provided by operations was $7.5 million, compared to $19.5 million provided in the same period of 2002. The decrease in cash flow in 2003 resulted primarily from prepaid maintenance fees related to the Company's technology modernization initiatives, a higher level of litigation settlement payments and a decrease in claim inventories. Consistent with the Company's historical cash flow trend, management anticipates higher cash flow during the fourth quarter of the year.

The Company's investment portfolio consists primarily of investment grade bonds and has limited exposure to equity securities. At September 30, 2003 and December 31, 2002, greater than 99% of the Company's investment portfolio was invested in bonds. The bond portfolio had an average quality rating of AA at September 30, 2003 and December 31, 2002, as measured by Standard & Poor's Corporation. The majority of the bond portfolio was classified as available for sale. The Company has no investment in mortgage loans, non-publicly traded securities, real estate held for investment or financial derivatives.

The Company maintains a revolving bank line of credit agreement with a maximum available facility of $50.0 million. The agreement provides for a lump-sum repayment of outstanding advances at the end of 2005. At September 30, 2003, the outstanding balance of advances under the credit agreement was $30.2 million. The credit agreement contains customary covenants which, among other matters, require the Company to achieve certain minimum financial results, prohibit the Company from paying future cash dividends and restrict or limit the Company's ability to incur additional debt and dispose of assets outside the ordinary course of business. The Company was in compliance with all such covenants at September 30, 2003. The Company's obligations under the credit agreement are guaranteed by its subsidiary, American Medical Security Holdings, Inc. ("AMS Holdings"), and secured by pledges of stock of AMS Holdings and United Wisconsin Life Insurance Company, the Company's principal insurance subsidiary.

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

During the third quarter of 2003, management determined that a portion of the software being developed for certain insurance operations processes may not be completed or placed in service in the determinable future due to programming difficulties. Based on this determination, the capitalized asset relating to this portion of the modernization project was considered impaired and the costs previously capitalized were expensed during the third quarter of 2003. Total expense recognized in the Company's third quarter 2003 statement of operations was $1.3 million, including $0.7 million of costs that were previously capitalized during the first two quarters of 2003. Management is in the process of evaluating its options related to this portion of the systems project and continues to closely monitor all other capitalized software costs for impairment. Considering this change, management anticipates total capital expenditures in 2003 will now be approximately $9.0 million. Management believes that the Company's existing working capital and operating cash flow will be sufficient to fund the Company's anticipated capital expenditures related to this project.

In January 2003, the Company's Board of Directors approved a share repurchase program, which provides the Company with the authority to repurchase up to $10.0 million of its outstanding common shares. The plan allows the Company to buy back its shares, from time to time, in open market or privately negotiated transactions, subject to price and market conditions. Management expects the share repurchase program will be funded through operating cash flow. During the first quarter of 2003, the Company repurchased 52,700 shares of its common stock at an average market price of $12.46 per share, and at an aggregate cost of $0.7 million. During the second and third quarters of 2003, the Company did not repurchase any shares of its common stock.


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

Federal and state legislatures also are considering health care reform measures, which may result in higher health insurance costs. Congress is considering legislation allowing small employers to form association health plans exempt from state insurance regulations, which may impact the risk profile of employers willing to purchase insurance from the Company. In addition, the implementation of "prompt pay" laws, whereby a claim must be paid in a certain number of days regardless of whether it is a valid claim or not, subject to a right of recovery, may have a negative effect on the Company's results of operations.

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

The Company has experienced a decline in membership over the last several years as part of its strategy to improve profitability and exit certain markets. The Company's challenge is to increase the number of individuals and small employer groups purchasing its products and services while encouraging its current preferred membership to retain their business relationship with the Company. The Company has expanded and realigned its sales organization, introduced new products, established new distribution channels for its MedOne(R) products, expanded its agent recruitment efforts and developed incentive programs to improve productivity. Also impacting the Company's growth prospects is the affordability of health insurance premiums as health care costs rise and the downsizing or restrained hiring among small employers as a result of economic uncertainty. If the Company initiatives are not successful and the Company does not meet its growth goals, the Company's future operating performance may be adversely affected.

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

The Company's insurance subsidiaries are subject to regulations that limit their ability to transfer funds to it. If the Company is unable to obtain funds from its insurance subsidiaries, it will experience reduced cash flow, which could affect the Company's ability to pay its obligations to creditors as they become due. The Company will be required to make a lump-sum payment of the total principal amount of outstanding balances under its credit facility at the end of 2005. The Company's outstanding balance at September 30, 2003 was $30.2 million. If the Company's insurance subsidiaries are unable to provide these funds, the Company could default on its obligations under the credit facility.

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


ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis. The Company's principal executive officer and principal financial officer have reviewed and evaluated the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report. Based on such evaluation, such officers have concluded that, as of September 30, 2003, the Company's disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company required to be included in the Company's periodic filings under the Exchange Act. There have been no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II       OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following report of recent developments in previously reported legal proceedings should be read in conjunction with Item 3, Legal Proceedings, in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2002, and Item 1, Legal Proceedings, in the Company's quarterly reports on Form 10-Q for the quarters ended March 31, 2003 and June 30, 2003.

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

In a separate action involving substantially similar facts, a class action lawsuit was filed against two of the Company's wholly owned subsidiaries, American Medical Security, Inc. ("AMS") and UWLIC in the Circuit Court for Palm Beach County, Florida, by Evelyn Addison and others in February 2002 alleging that the Company failed to follow Florida law when it discontinued writing certain health insurance policies and offering new policies in 1998. Plaintiffs claim that the Company wrongfully terminated coverage, improperly notified insureds of conversion rights and charged improper premiums for new coverage. Plaintiffs also allege that UWLIC's renewal rating methodology violated Florida law. In a judgment entered April 24, 2002, the Circuit Court Judge in the class action lawsuit found, among other things, that the policy issued by the Company outside Florida was not exempt from any Florida rating laws and ordered that the question of damages be tried before a jury at a later date. The earliest the Company expects the trial to be held is the second quarter of 2004. The administrative matter discussed in the preceding paragraph has no direct impact on the class action lawsuit.

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

(b)  REPORTS ON FORM 8-K

The Company filed or submitted the following reports on Form 8-K during the third quarter of 2003:

        o A Form 8-K dated August 6, 2003, was submitted on August 6, 2003, to furnish the Company's earnings release for the quarter ended June 30, 2003.

        o A Form 8-K dated September 10, 2003, was filed on September 11, 2003, to report the Company's sale of its provider network subsidiary, Accountable Health Plans of America, Inc.

After the end of the quarter, the Company filed or submitted the following reports on Form 8-K:

        o A Form 8-K dated October 6, 2003, was filed on October 6, 2003, to update the description of the Company's common stock and associated preferred share purchase rights. This description was incorporated by reference into the Company's Form S-8 Registration Statement filed with the Securities and Exchange Commission on October 6, 2003, for the Company's Directors Deferred Compensation Plan.

        o A Form 8-K dated November 3, 2003, was submitted on November 3, 2003, to furnish the Company's earnings release for the quarter ended September 30, 2003.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE:   November 10, 2003


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

                      AMERICAN MEDICAL SECURITY GROUP, INC.
                               (the "Registrant")
                          (Commission File No. 1-13154)

                                  EXHIBIT INDEX
                                       TO
                           FORM 10-Q QUARTERLY REPORT
                      for quarter ended September 30, 2003

EXHIBIT                                          INCORPORATED HEREIN     FILED
NUMBER                DESCRIPTION                  BY REFERENCE TO      HEREWITH

31.1        Certification of Chief Executive                               X
            Officer Pursuant to Rule 13a-14(a)
            and Rule 15d-14(a) of the Securities
            Exchange Act of 1934, as amended

31.2        Certification of Chief Financial                               X
            Officer Pursuant to Rule 13a-14(a)
            or Rule 15d-14(a) of the Securities
            Exchange Act of 1934, as amended

32          Certification of Chief Executive                               X
            Officer and Chief Financial Officer
            Pursuant to 18 U.S.C. Section 1350,
            as Adopted Pursuant to Section 906 of
            the Sarbanes-Oxley Act of 2002




                                      EX-1