Form 10-K
period 2003-12-31
AMERICAN MEDICAL SECURITY GROUP INC
filed 2004-03-12
CIK 878897

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------

                                    FORM 10-K

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
                                     OR
  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |X| No [ ]

The aggregate market value of the shares of outstanding Common Stock held by non-affiliates of the registrant was approximately $251,000,000 as of June 30, 2003, assuming solely for purposes of this calculation that all directors and executive officers of the Registrant are "affiliates." This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 29, 2004, there were outstanding 13,549,383 shares of Common
Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
    Portions of American Medical Security Group, Inc. Proxy Statement for its
      Annual Meeting of Shareholders to be held on May 18, 2004 (Part III)
================================================================================

                      AMERICAN MEDICAL SECURITY GROUP, INC.
                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K
                      For the Year Ended December 31, 2003


                                                                            PAGE

PART I

Item 1.    Business............................................................3
Item 2.    Properties.........................................................10
Item 3.    Legal Proceedings..................................................10
Item 4.    Submission of Matters to a Vote of Security Holders................11
Executive Officers of the Registrant..........................................11

PART II

Item 5.    Market for Registrant's Common Equity and Related
                Stockholder Matters...........................................13
Item 6.    Selected Financial Data............................................14
Item 7.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations...........................15
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk ........26
Item 8.    Financial Statements and Supplementary Data........................27
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......................................50
Item 9A.   Controls and Procedures............................................50

PART III

Item 10.   Directors and Executive Officers of the Registrant.................51
Item 11.   Executive Compensation.............................................51
Item 12.   Security Ownership of Certain Beneficial Owners and Management
                and Related Stockholder Matters...............................51
Item 13.   Certain Relationships and Related Transactions.....................51
Item 14.   Principal Accountant Fees and Services.............................51


PART IV

Item 15.   Exhibits, Financial Statement Schedules, and Reports on
                Form 8-K......................................................52
           Schedule II - Condensed Financial Information of Registrant........54
           Schedule III - Supplementary Insurance Information.................57
           Schedule IV - Reinsurance..........................................58
           Schedule V - Valuation and Qualifying Accounts.....................59
Signatures ...................................................................60
Exhibit Index...............................................................EX-1

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

GENERAL

American Medical Security Group, Inc. is a provider of insurance products for individuals and small employer groups. As used herein, "the Company" refers to American Medical Security Group, Inc. and its subsidiaries. The Company's principal product offering is medical insurance. The Company also offers life, dental, prescription drug, disability and accidental death insurance, and provides self-funded benefit administration. See the Company's Notes to Consolidated Financial Statements, Note 13, "Segments of the Business" for information concerning the Company's two reportable segments: health insurance products (which accounted for approximately 98% of the Company's premium revenue for the years ended December 31, 2003 and 2002) and life insurance products.

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

During the third quarter of 2003, the Company sold its preferred provider organization network subsidiary, Accountable Health Plans of America, Inc. ("AHP") for $3.5 million. The sale was part of the Company's long-term strategy to focus on its core business. The financial information contained in this Form 10-K for all prior periods presented has been restated to exclude the results of discontinued networking business as a result of the sale of AHP.

AVAILABLE INFORMATION

The Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through the "Investor" section of the Company's website at WWW.EAMS.COM as soon as reasonably practicable after the Company electronically files or furnishes such reports with the Securities and Exchange Commission.

PRODUCTS

The Company provides products tailored to meet the varied health insurance needs of its primary markets, including small employer groups, individuals and their families. Features commonly available in the Company's medical products include:

   o Choice of co-payment, deductible and coinsurance levels
   o Choice of PPO networks
   o Availability of comprehensive prescription drug coverage
   o Wellness and routine care coverage
   o Nurse Healthline, Inc., the Company's 24 hour-a-day health information line
   o Internet-based decision support tool to access health-related information

The Company is expanding its product portfolio to include products and services to support consumer-driven health care, a concept emerging in response to the burden of soaring health care costs on employers and individuals. Consumer-driven health care requires individuals to take on a greater economic stake and decision-making responsibility in their health care. In early 2004, the Company introduced a series of health plans for individuals compatible with tax deferred health savings accounts. The Company expects to introduce similar plans for small employer groups later this year. To help members become more knowledgeable consumers of health care services, in early 2004, the Company expanded its product features to include an Internet-based support tool containing a wide range of health related information as well as health care provider and quality data.

SMALL EMPLOYER GROUP PRODUCTS

Small employer group medical insurance products are targeted to employer groups with two to 50 employees. The Company's average in-force group size was approximately seven employees as of December 31, 2003. Distributed through a network of independent agents, small employer group products are customized for businesses to offer their employees multiple health plan options in a single package. This allows employers to provide a base benefit plan for their employees that can be customized with differing benefit levels by individuals within the same group. Although the premium cost of the plans may vary, the ability to offer different plans to individual employees is without any additional cost to the employer. In 2003, the Company continued the introduction of small employer group products designed to provide for more patient responsibility for routine health care. In addition, the Company began marketing high-deductible health plans compatible with health reimbursement arrangements, which are employer funded accounts used to reimburse employees for qualified medical care expenses and health insurance premiums.

PRODUCTS MARKETED TO INDIVIDUALS

The Company's MedOne(R) health insurance products marketed to individuals and their families are designed to meet the various health insurance needs and budgets of consumers by offering a choice of deductible and co-payment features. Sold through independent agents, MedOne(R) insurance products are designed for cost-conscious consumers and provide protection from major medical costs and increased patient responsibility for routine health expenses. The Company also offers custom, private label products for individuals and families that are sold through arrangements with select general agents. In mid-2003, the Company extended its line of health benefit plans for individuals with the introduction of MedOne(R)Security and Essential Choice, products designed for consumers seeking core benefits at lower monthly premiums in exchange for higher deductibles.

DENTAL PRODUCTS

The Company's dental products offer members a choice in benefit plans, with access to any dental provider in most markets, and coverage for a complete range of dental services from preventative maintenance to major dental expenses. Dental coverage can be purchased with the Company's group medical insurance or on a stand-alone basis. The Company's dental products are also available to the individual market when purchased with the Company's MedOne(R) health insurance products. Approximately 70% of the Company's dental members have stand-alone plans.

OTHER PRODUCTS

The Company augments its core business with a select line of products and services. Ancillary benefits available with the Company's plans include term life, short-term medical, short-term disability, accidental death and dependent life insurance. Voluntary term life insurance products may be elected by employees with no employer contribution requirements.

The Company also sells fully insured products to employers having in excess of 50 employees. These products have the same features as the Company's products sold to small employer groups. In addition, the Company offers self-funded benefit administration services for employers that want to assume a portion of the financial risk for their own health plans. In conjunction with the Company's benefit administration services, the Company offers excess loss insurance to cover catastrophic losses of self-funded plans. Additionally, the Company offers COBRA administration services to groups subject to regulations under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended.

SALES AND MARKETING

The Company currently markets its products in 32 states and the District of Columbia. The Company's leading markets at December 31, 2003, based on medical membership, were Illinois, Michigan, Florida and Texas, each individually representing approximately 10% of the Company's total medical membership.

Product sales are conducted through approximately 30,000 licensed independent agents. During 2003, the Company continued to recruit quality agents to sell its products to support the Company's initiative to increase sales. Agents are paid commissions on premiums generated from new and renewal sales. The Company offers financial incentives and an extensive variety of customer service support to agents. To enhance its marketing approach for its small employer group products, the Company provides agents with a computer-based quoting tool that allows agents to rapidly calculate both employer and employee contribution rates for multiple plan designs.

The Company's primary distribution channel for its products is through its regional sales offices located throughout the United States. The sales offices are staffed by approximately 75 sales managers and representatives who manage the Company's relationship with independent agents. During 2003, the Company realigned and strengthened its sales operations and streamlined certain administrative operations to enhance agent support. Sales office staff provide product training to agents and support local agent efforts. The Company's home office also maintains a dedicated telephone support team to support and assist regional sales offices with sales of certain products, primarily dental products.

The Company also utilizes select general agents to sell custom, private label products for individuals and their families. These independent agents produce business through lead generation and independent sub-agents located throughout the Company's sales territory. The Company has a relationship with a general agent who, along with affiliated subagents, generated approximately 9% of the Company's premium revenue in 2003. The Company also contracts with six regional marketing centers that focus on sales of the Company's MedOne(R) products. Regional marketing centers are independent agencies employing broad-based, mass marketing techniques to sell health insurance to individuals and families. In addition, the Company markets, on a limited basis, a MedOne(R) health insurance product for individuals and their families over the Internet through several online insurance agencies.

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

PROVIDERS

The Company contracts with approximately 60 commercial preferred provider organization networks for its fully insured and self-funded product offerings. The networks include doctors, clinics, hospitals and other health care providers that provide medical services to the Company's members at negotiated fees. The networks recruit and maintain providers representing a wide variety of specialty areas. The Company also contracts with a national network of providers specializing in organ transplants. In addition, the Company contracts with national vendors to supply ancillary services and supplies (such as home health aids and services, rehabilitation services, specialty injectable supplies and services) primarily to members that choose non-network benefit products. The Company generally does not contract directly with health care providers.

In the third quarter of 2003, the Company sold its sole commercial PPO network subsidiary, AHP, which serviced approximately 13% of the Company's members at that time. Subject to the terms of the sale agreement, AHP will continue to provide network services to the Company for a minimum of five years.

The Company also contracts with an outside pharmacy benefit manager to provide prescription drug benefits to its members. The Company entered into a five-year pharmacy benefit management agreement that became effective January 1, 2003. This arrangement allows members to access their prescription benefits at thousands of retail outlets nationwide or through a mail-order service. The pharmacy benefit manager focuses on disease management efforts for certain conditions through patient education.

MEDICAL MANAGEMENT SERVICES AND COST CONTAINMENT

The Company utilizes a care management model that merges utilization review, pre-certification, concurrent review and retrospective review with discharge planning and case management. Under this model, patients with chronic, complex or costly conditions are assigned a care manager to assist the insured with coordination of care during the entire episode of care. This integrated model is designed to support physician-directed treatment plans, improve cost savings, promote quality of care for the Company's members and enhance member and provider satisfaction. The Company also reviews hospital admission and medical services for select medical conditions. Licensed physicians and nurse professionals provide clinical direction for the Company's medical management services. The Company's utilization review activities meet national standards and are accredited by American Accreditation HealthCare Commission, an organization that establishes standards for the health care industry.

Through its wholly owned subsidiary, Nurse Healthline, Inc., the Company provides its members with a toll-free 24 hours a day, 365 days a year, health information line staffed by registered nurses. Nurse Healthline uses a computerized algorithm-based system to provide members with information to assist them in gauging the relative severity of a problem and accessing appropriate health care. Nurse Healthline also offers a maternal wellness program designed to encourage expectant mothers to receive appropriate prenatal care, to provide them with educational materials and, if appropriate, to refer them to the Company's care management staff. In addition, Nurse Healthline has implemented a Heart Healthy Program that targets and supports members with heart conditions or who have had cardiac procedures.

The Company's subrogation department is responsible for investigating potential liability for injury claims to determine if other insurance coverage is available or considered primary. Claims are identified primarily through the use of a diagnosis code table built into the Company's claims processing computer system, and are investigated via the telephone to expedite the process. The majority of savings achieved are due to the identification of motor vehicle accidents, as well as work-related injuries and illnesses.

The Company's special investigation team reviews questionable claims submitted by providers and insureds for fraud and abuse. The Company is a corporate member of the National Healthcare Anti-Fraud Association. When appropriate, information is shared with the federal and state regulatory and law enforcement agencies. In addition, the Company pursues recoveries post-adjudication when fraud or misrepresentation has been established.

OPERATIONS AND INFORMATION TECHNOLOGY

The Company's core operational functions are supported by a single, custom-built, fully integrated management information system. The Company's current information system supports all operational functions, including underwriting, billing, enrollment, claims processing, customer service, agent licensing and compensation, utilization management, network analysis and sales reporting. The Company uses extensive personal computer-based network and software applications that are integrated with the Company's platform system. The Company has integrated software into its system with specific functionality for case management and for the repricing of claims in accordance with PPO contracts.

The Company continuously explores ways to upgrade and enhance its technology and software applications to meet business needs. To continue supporting business growth, operational efficiencies, service improvements and future administrative cost savings, the Company has undertaken an enterprise-wide information technology modernization project. The project involves the purchase of software applications and the utilization of internal and external technology and consulting resources to support most of the Company's major business processes. The design, development and implementation is scheduled to occur over the next few years. During 2003, the Company began implementing new software for certain administrative functions. The Company continues to enhance its systems to maintain compliance with regulations as well as new product functionality requirements.

CUSTOMER SERVICE

The Company provides members, employers, providers and agents with toll-free, customer service 24 hours a day, 365 days a year. Customer service representatives located at the Company's headquarters in Green Bay, Wisconsin, personally answer calls. The Company also offers customer self-service via the Internet where members can check the status of claims, order identification cards, update addresses and locate medical providers. In addition, the Company provides an Internet website for its independent sales agents. The website allows agents to check enrollment, view new business status, review all active and pending business, and access product materials, provider information and administrative forms.

REINSURANCE

The Company has entered into a variety of reinsurance arrangements under which it cedes business to other insurance companies through excess loss arrangements to control exposure arising from large claims. This reinsurance permits the Company to enhance its premium and asset growth while maintaining favorable risk-based capital ratios. All excess loss reinsurers with which the Company contracts are currently rated "A" (Excellent) or better by A.M. Best Company. The Company also cedes, on a quota share basis, 100% of the risk on certain life policies to a prior affiliate in exchange for a ceding commission. See the Company's Notes to Consolidated Financial Statements, Note 1, "Organization and Significant Accounting Policies - Reinsurance" for a summary of reinsurance ceded.

INVESTMENTS

The Company attempts to minimize its business risk through conservative investment policies. Investment guidelines set quality, concentration and return parameters. The Company invests in securities authorized by applicable state laws and regulations and follows investment policies designed to maximize yield, preserve principal, provide liquidity and add value relative to a market index. Individual fixed income issues must carry an investment grade rating at the time of purchase, with an ongoing average portfolio rating of "A-" or better, based on ratings of Standard & Poor's Corporation or another nationally recognized securities rating organization. At December 31, 2003, approximately 99% of the Company's investment portfolio was invested in debt securities with an average quality rating of "AA" as measured by Standard and Poor's Corporation, and the Company held no below investment grade securities. The Company's bond portfolio contains no investments in mortgage loans, nonpublicly traded securities, real estate held for investment or financial derivatives.

With the exception of short-term investments and securities on deposit with various state regulators, investment responsibilities have been delegated to external investment managers. Such investment responsibilities, however, must be carried out within the investment parameters established by the Company, which are amended from time to time. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Exposure" and the Company's Notes to Consolidated Financial Statements, Note 5, "Investments," for additional information on the Company's investments.

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

The Company is unable to predict what additional government regulations affecting its business may be enacted in the future or how existing or future regulations might be interpreted. Most jurisdictions have enacted small employer group insurance and rating reforms that generally limit the ability of insurers and health plans to use risk selection as a method of controlling costs for the small employer group business. These laws sometimes limit or eliminate use of pre-existing condition exclusions, use of health status in rating and use of industry codes in rating, and limit the amount of rate increases that can be given from year to year. Under these laws, cost control through provider contracting and managing care may become more important, and the Company believes its experience in these areas will allow it to compete effectively. The Company regularly monitors state and federal legislative and regulatory activity as it affects the Company's business.

FEDERAL INSURANCE REGULATION

In recent years, federal legislation significantly expanded federal regulation of small group health plans and health care coverage. The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") places restrictions on the use of pre-existing conditions and eligibility restrictions based upon health status, prohibits cancellation of coverage due to claims experience or health status, and prohibits insurance companies from declining coverage to small employers.

HIPAA also established new requirements regarding the confidentiality and security of patient health information and standard formats for the electronic transmission of health care data, including code sets. Final privacy rules adopted in 2001 also required changes in the way health information is handled. In 2003, final HIPAA security rules were adopted that require the implementation, by April 2005, of a series of administrative, technical and physical security procedures to assure the confidentiality of electronic, personally-identifiable health information. In 2003, the Company continued to implement new procedures related to the transmission of health care information and to comply with the HIPAA privacy regulations and security rules. In recent years, the Company also has implemented procedures to comply with the privacy standards for personal information required by the Gramm-Leach-Bliley Act, and to comply with U. S. Department of Labor regulations that revised claims procedures for employee benefit plans governed by ERISA. The Department of Labor regulations govern the time frame for making benefit decisions for claims and appeals and for notification of claimants' rights under the regulations.

Congress has proposed numerous other health care reform measures in recent years. Congress is considering legislation to allow small employers to form association health plans that would be exempt from state insurance regulations, which might impact the risk profile of employers willing to purchase insurance from the Company. Additionally, with the growing number of uninsured Americans, there are proposals before Congress intending to create a national health benefits program with little, if any, role for private insurers. These legislative initiatives could affect various aspects of the Company's business. The Company is unable to predict when or whether such legislation or any additional federal proposals will be enacted or the effect of such developments on the Company's operations and financial condition.

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

The Company's insurance subsidiaries are required to file periodic statutory financial statements in each jurisdiction in which they are licensed. In addition, dividends paid by the Company's insurance subsidiaries to the corporate parent may be limited by state insurance regulations. For additional information on dividend restrictions, see the Company's Notes to Consolidated Financial Statements, Note 10, "Shareholders' Equity--Restrictions on Dividends From Subsidiaries."

The National Association of Insurance Commissioners has adopted risk-based capital requirements for life and health insurers to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks associated with asset quality, mortality and morbidity, asset and liability matching and other business factors. State insurance regulators use the risk-based capital formula as an early warning tool to identify insurance companies that potentially are inadequately capitalized. At December 31, 2003, the Company's insurance subsidiaries had risk-based capital ratios substantially above the levels that would require action by the Company or a regulator.

On an ongoing basis, states consider various health care reform measures relating to mandated benefits, rating limitations, risk classification, prompt pay laws regulating the time in which insurers have to pay claims, universal health coverage or creation of single-payer plans, high risk pools, network management, administrative procedures and other matters. The Company is unable to predict when or whether such legislation or any additional state proposals will be enacted or the effect of such developments on the Company's operations and financial condition.

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

EMPLOYEES

As of December 31, 2003, the Company had 1,444 employees, 1,321 of which are located at its home office facility in Green Bay, Wisconsin. None of its employees is represented by a union.

TRADEMARKS

The Company has filed for and maintains various service marks, trademarks and trade names at the federal level and in various states. Although the Company considers its registered service marks, trademarks and trade names important, the business of the Company is not dependent on any individual service mark, trademark or trade name.

ITEM 2.       PROPERTIES

The Company's headquarters are located in Green Bay, Wisconsin, in a 400,000 square foot office building owned by the Company and used by both of its business segments. The Company also leases property at approximately 25 locations throughout the United States primarily for its field sales offices.

ITEM 3.       LEGAL PROCEEDINGS

A class action lawsuit was filed against two of the Company's wholly owned subsidiaries, American Medical Security, Inc. ("AMS") and United Wisconsin Life Insurance Company ("UWLIC") in the Circuit Court for Palm Beach County, Florida, by Evelyn Addison and others in February 2002 alleging that the Company failed to follow Florida law when in 1998 it discontinued writing certain health insurance policies and offered new policies to insureds. Plaintiffs claim that the Company wrongfully terminated coverage, improperly notified insureds of conversion rights and charged improper premiums for new coverage. Plaintiffs also allege that UWLIC's renewal rating methodology violated Florida law. In a judgment entered April 24, 2002, the Circuit Court Judge in the class action lawsuit found, among other things, that the policy issued by the Company outside Florida was not exempt from any Florida rating laws and ordered that the question of damages be tried before a jury at a later date. The earliest the Company expects the trial to be held is the second quarter of 2004. The Company believes its practices were in full compliance with Florida law and is vigorously defending itself in this lawsuit.

On March 10, 2004, AMS and UWLIC entered into a settlement agreement to certify and settle a class action lawsuit, Gadson vs. AMS, et al. ("Gadson"), pending in the Circuit Court of Montgomery County, Alabama. The lawsuit was filed in 2001 and involves issues relating to the rating methodology formerly used by the Company for group health benefit plans marketed to individuals in Alabama and Georgia. If the settlement receives final approval of the Court, all claims of participating class members would be dismissed in exchange for consideration from the Company valued at approximately $9 million. The Company believes it is adequately reserved for the cost of the settlement, including related attorneys' fees. It also believes a portion of the cost of settlement should be covered by insurance. Any potential insurance recovery is not reflected as an asset on the Company's balance sheet. The Company expects final approval or disapproval of the settlement by the Circuit Court in the third quarter of 2004.

The Company's subsidiaries, AMS and UWLIC, are defendants in a number of lawsuits in various states, primarily Alabama, alleging misrepresentation of the rating methodology used by the Company with respect to certain MedOne(R) products purchased by the plaintiffs. These lawsuits commonly seek unspecified damages for misrepresentation and emotional distress in addition to punitive damages. Some of these cases involve multiple plaintiffs. The cases are in various stages of litigation. The Company believes that these lawsuits are unfounded because the Company properly disclosed the nature of the products sold. The Company also believes the subject matter of the lawsuits falls under the primary jurisdiction of state insurance departments. The Company is vigorously defending itself in these actions. If the class action settlement in Gadson receives final approval, future lawsuits of this nature should be barred in Alabama and Georgia, except with respect to lawsuits brought by persons who opt out of the class settlement.

The Company is involved in various other legal and regulatory actions occurring in the normal course of business. Based on current information, including consultation with outside counsel, management believes any ultimate liability in excess of amounts reserved that may arise from the above-mentioned and all other legal and regulatory actions would not have a material adverse effect on the Company's consolidated financial position or results of operations. However, management's evaluation of the likely impact of these actions could change in the future and an unfavorable outcome could have a material adverse effect on the Company's consolidated financial position, results of operations or cash flow of a future period.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company, who are elected for one year terms, are as follows:

         NAME         AGE                      TITLE
--------------------  ---  -----------------------------------------------------
Samuel V. Miller       58  Chairman of the Board, President and Chief Executive
                           Officer
John R. Lombardi       55  Executive Vice President, Chief Financial Officer and
                           Treasurer
James C. Modaff        46  Executive Vice President and Chief Actuary
Thomas G. Zielinski    56  Executive Vice President, Operations
Timothy J. Moore       52  Senior Vice President of Corporate Affairs, General
                           Counsel and Secretary
Timothy F. O'Keefe     49  Senior Vice President and Chief Marketing Officer
Clifford A. Bowers     52  Vice President, Corporate Communications
John R. Wirch          50  Vice President, Human Resources

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

John R. Lombardi has been Executive Vice President, Chief Financial Officer and Treasurer of the Company since April 2003. Prior to joining the Company, he was Executive Director and Chief Operating Officer of Nelson Mullins Riley & Scarborough, a regional law firm from 2000 to 2002. From 1998 to 2000, he was Senior Vice President of MedPartners, Inc. (n/k/a Caremark Rx, Inc.), a pharmaceutical service company, and Chief Financial Officer of one of its largest divisions. Prior to that time, he spent seven years as a Regional Chief Financial Officer with Aetna Inc. and 11 years in various officer positions with Cigna Corporation.

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

Clifford A. Bowers has been Vice President of Corporate Communications of the Company since September 1998. He also served in that capacity with American Medical Security, Inc. since October 1997. From 1988 to 1997, Mr. Bowers was Director of Communications with Fort Howard Corporation (a paper manufacturer). Prior to that time, Mr. Bowers held management positions with Tenneco, Manville and Brunswick corporations.

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


                                         2003                        2002
                            ----------------------------------------------------
                                      Share Price                 Share Price
                                   High         Low            High         Low
--------------------------------------------------------------------------------
Quarter Ended:
   March 31                    $   14.91   $   12.21       $   18.15   $   11.00
   June 30                         19.76       13.32           24.09       15.45
   September 30                    22.50       19.11           23.98       11.41
   December 31                     23.21       20.38           14.85       10.80


The Company did not pay any cash dividends during the periods indicated above and is prohibited from declaring or paying any future cash dividends by debt covenant restrictions on the Company's line of credit agreement. In addition, dividends paid by the Company's insurance subsidiaries to the corporate parent may be limited by state insurance regulations. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a detailed discussion of insurance subsidiary dividend limitations.

As of February 29, 2004, there were 200 shareholders of record of common stock. Based on information obtained from the Company's transfer agent and from participants in security position listings and otherwise, the Company has reason to believe there are approximately 3,200 beneficial owners of shares of common stock.

ITEM 6.       SELECTED FINANCIAL DATA

The following selected financial data as of and for the years ended December 31, 1999 through 2003 has been derived from the Company's consolidated financial statements. The following data should be read in conjunction with the Company's consolidated financial statements, the related notes thereto, and "Management's
Discussion and Analysis of Financial Condition and Results of Operations."


                                                               As of and for the years ended December 31,
                                                     ---------------------------------------------------------------
(THOUSANDS, EXCEPT PER SHARE DATA)                         2003       2002(a)       2001         2000        1999
--------------------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:

REVENUES
Insurance premiums                                     $ 712,418    $ 754,460   $ 838,672    $ 951,071 $ 1,056,107
Total revenues                                           743,716      786,310     872,973      986,222   1,092,843

EXPENSES
Medical and other benefits                               478,497      508,670     603,220      726,298     843,068
Total expenses                                           697,937      748,079     861,841      979,964   1,132,415

Income (loss) from continuing operations,
   before income taxes                                    45,779       38,231      11,132        6,258     (39,572)

Income tax expense (benefit)                              17,201       15,082       6,460        3,504     (13,265)
--------------------------------------------------------------------------------------------------------------------

Income (loss) from continuing operations                  28,578       23,149       4,672        2,754     (26,307)

Income (loss)  from discontinued operations                  732         (663)       (497)         (85)        361

Cumulative effect of a change in accounting
   principle                                                   -      (60,098)          -            -           -
--------------------------------------------------------------------------------------------------------------------

Net income (loss)                                      $  29,310    $ (37,612)  $   4,175    $   2,669   $ (25,946)
====================================================================================================================

PER SHARE DATA:
Income (loss) from continuing operations per share:
   Basic                                               $    2.15    $    1.77   $    0.33    $    0.18   $   (1.60)
   Diluted                                             $    2.03    $    1.67   $    0.33    $    0.18   $   (1.60)
Weighted average common shares outstanding:
   Basic                                                  13,270       13,047      14,049       14,899      16,470
   Diluted                                                14,100       13,835      14,228       15,049      16,470
Cash dividends per common share                        $       -    $       -   $       -    $       -   $       -

OTHER DATA:
Cash and investments                                   $ 324,367    $ 314,056   $ 300,253    $ 284,982   $ 293,539
Total assets                                             444,087      428,940     473,015      471,923     503,094
Notes payable                                             30,158       33,858      40,058       41,258      42,523
Total shareholders' equity                               217,824      182,750     229,400      221,177     220,280
Cash flow from operating activities                       20,126       35,175      17,590       (3,159)     26,428

(a) During 2002, the Company changed its method of accounting for goodwill and other intangible assets. See the Company's Notes to Consolidated Financial Statements, Note 2, "Adopted Accounting Standard" for a comprehensive discussion of the impact of the accounting standard.

Note: All prior periods have been restated for discontinued operations resulting from the 2003 sale of Accountable Health Plans of America, Inc.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

American Medical Security Group, Inc., through its subsidiary companies (the "Company"), is a provider of individual and small employer group insurance products. The Company's principal product offerings are medical insurance for small employer groups and medical insurance marketed to individuals and their families ("MedOne(R)"). The Company also offers dental, life, prescription drug, disability and accidental death insurance, and provides self-funded benefit administration. The Company has two reportable segments: health insurance products (which accounted for approximately 98% of the Company's total premium revenues in 2003 and 2002) and life insurance products. The Company markets its products in 32 states and the District of Columbia through independent agents. The Company has approximately 75 sales managers and representatives located in sales offices throughout the United States to support the independent agents. The Company's products generally provide discounts to members that utilize preferred provider organizations with which the Company contracts.


SUMMARY OF 2003 RESULTS

The Company reported income from continuing operations of $28.6 million or $2.03 per diluted share for the twelve months ended December 31, 2003. This compares to income from continuing operations of $23.1 million or $1.67 per diluted share for 2002. The results for 2003 include net realized gains from the sale of investment securities of $1.2 million (after-tax) or $0.08 per diluted share. The improvement in profitability from the prior year resulted from the Company's continued efforts to effectively manage administrative expenses and claims costs. The Company's health segment expense ratio improved considerably in 2003, compared to the prior year, due to a focused effort to control administrative costs during a period of declining revenues. The Company's health segment loss ratio also improved from the prior year as a result of disciplined pricing, a cost-effective product portfolio and a strategic focus on markets with the greatest prospects for profitability and future growth.

Throughout 2003, management's primary focus was on membership and revenue growth, while maintaining the Company's positive trend in profitability. Over the past several years, the Company experienced declining revenues and membership resulting primarily from the Company's exit from unprofitable markets and discontinuance of unprofitable products. In addition, the Company's growth objectives have been hindered by a troubled economy, coupled with rapidly rising health care costs. Total revenues were $743.7 million, $786.3 million and $873.0 million in 2003, 2002 and 2001, respectively. To help mitigate the impact of rising health care costs, the Company has refined its product offerings, so that insurance consumers have a greater financial stake in their health care decisions. The Company's products offer more affordable premiums in exchange for higher deductibles and copayments, which has also contributed to the Company's decline in revenues.

In a continued effort to improve new member enrollment and revenue, the Company rolled out new products and marketing campaigns during 2003 designed to be responsive to the changing needs of today's insurance consumers. In addition, the Company strengthened its distribution system by aligning its resources in markets with the greatest prospects for profitable growth and by providing sales agents with additional tools and support necessary to successfully market the Company's products. Customer service-related actions were also taken to improve retention of the Company's existing membership.

Although the expected positive results of these actions on revenue and membership have been tempered somewhat by an economy that is slow to recover, the Company has experienced recent trends that indicate the growth initiatives may be starting to take hold. During 2003, new medical member enrollment improved each quarter while termination rates on existing membership declined. As a result, the Company reported improved membership and revenue during the fourth quarter of 2003 compared to the previous quarter.

DISCONTINUED OPERATIONS

During the third quarter of 2003, the Company sold all of the outstanding common shares of its preferred provider organization network subsidiary, Accountable Health Plans of America, Inc. ("AHP") for $3.5 million. AHP contracted with more than 900 hospitals and 100,000 physicians in eight primary states: Arizona, Florida, Iowa, Nebraska, North Dakota, South Dakota, Texas and Wisconsin. Subject to the terms of the agreement, AHP will continue to provide network services to the Company for a minimum of five years. At the time of the sale, AHP served approximately 13% of the Company's members. Including the gain on the sale, income from discontinued operations was $0.7 million or $0.05 per diluted share for the twelve months ended December 31, 2003. The Company incurred a loss from discontinued operations of $0.7 million or $0.05 per diluted share in 2002 and a loss of $0.5 million or $0.04 per diluted share in 2001. All prior periods presented have been restated to exclude the results of discontinued operations and the amounts referred to in the foregoing and remainder of this discussion reflect the results of the Company's continuing operations.


COMPARISON OF RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2003 AND 2002

Insurance premium revenues decreased 5.6% to $712.4 million in 2003 from $754.5 million in 2002. Premium revenues decreased as a result of the Company's membership decline. Total health membership, which includes medical and dental members declined to 547,000 at the end of 2003 compared with 571,000 at the end of 2002. Partially offsetting the membership decline was the effect of rising premium rates on the continuing block of business. After the effect of buydowns in coverage and terminations, average fully insured medical premium per month for 2003 increased approximately 7% compared with 2002.

The health segment loss ratio remained relatively stable, improving 20 basis points to 67.9% for 2003 compared to 68.1% for 2002. The health segment loss ratio is impacted by a variety of factors including claim cost trends, product pricing and the cost of litigation. The life segment, which represents less than 2% of the Company's premium revenue, experienced a favorable loss ratio at 23.6% for 2003 compared with 29.1% for 2002.

Net investment income decreased to $13.5 million in 2003 from $15.0 million in 2002. The decrease resulted mainly from a decrease in the annual investment yield. The annual investment yield was 4.8% for 2003 compared to 5.5% for the prior year. During 2003, the Company realized $1.9 million of net pre-tax gains on the sale of investment securities. Net realized gains in the prior year were minimal.

Other revenue, which primarily consists of administrative fee income from claim processing on self funded business and other administrative services, decreased to $15.9 million in 2003 from $16.8 million in 2002. The decrease resulted from the decrease in membership in 2003 compared to 2002.

The expense ratio includes commissions, general and administrative expenses, premium taxes and assessments less other revenues. The health segment expense ratio improved to 27.5% in 2003 from 28.2% in 2002. The decrease from the prior year resulted from administrative cost containment actions taken in 2003 in a continued effort to keep costs in line with revenues. A lower number of employees in 2003 resulted in reduced compensation and related costs. Lower commissions also contributed to the improved health segment expense ratio.

The effective tax rate for 2003 was 37.6% compared to 39.4% for 2002. The effective tax rate in 2002 was higher due to the effect of non-deductible stock issuance expenditures incurred in 2002 and the effect of other permanent adjustments. The Company had deferred tax assets recorded, net of valuation allowances, of $2.4 million related to state net operating loss carryforwards at December 31, 2003, compared to $3.3 million at December 31, 2002. State net operating loss carryforwards begin to expire in 2008. Management believes that the deferred tax assets will be realized primarily through future taxable income and specified tax planning strategies.

YEARS ENDED DECEMBER 31, 2002 AND 2001

Insurance premium revenues decreased 10.0% to $754.5 million in 2002 from $838.7 million in 2001. Premium revenues decreased as a result of the Company's membership decline. Total medical and dental membership declined to 571,000 at the end of 2002 compared with 637,000 at the end of 2001. In addition, premium revenue was also impacted by the Company's change in its product mix. The MedOne(R) business, which became a larger percentage of the Company's total business in 2002, has a smaller premium per member compared with the small group business, which was declining in the period. Partially offsetting the membership decline was the effect of rising premium rates on the continuing block of business. After the effect of buydowns in coverage and terminations, average fully insured medical premium per month for 2002 increased 11% compared with 2001.

The health segment loss ratio improved 470 basis points to 68.1% for 2002 compared to 72.8% for 2001. The improvement in the health loss ratio was due in part to improved performance on the Company's small group business resulting from repricing efforts. In 2002, average premiums per member per month increased at a higher rate than average claims costs per member resulting in a lower loss ratio. The health loss ratio also benefited, to a lesser degree, from the change in product mix to a larger percentage of MedOne(R) business, which has a lower loss ratio. During 2002, the Company increased its reserves for litigation, which are included in medical and other benefits payable. This increase was offset by favorable claims experience on 2001 reserves during 2002. The life segment, which represented less than 2% of the Company's premium revenues in 2002, experienced a favorable loss ratio at 29.1% for 2002 compared with 36.4% for 2001.

Net investment income decreased to $15.0 million in 2002 from $17.4 million in 2001. The decrease resulted mainly from a decrease in the annual investment yield. The annual investment yield was 5.5% for 2002 compared to 6.4% for the prior year.

Other revenue, which primarily consists of administrative fee income from claim processing on self funded business and other administrative services, decreased to $16.8 million in 2002 from $17.6 million in 2001. The decrease resulted from the decrease in membership during 2002.

The expense ratio includes commissions, general and administrative expenses, premium taxes and assessments less other revenues. The health segment expense ratio increased to 28.2% in 2002 from 27.5% in 2001. The increase from the prior year largely reflected the decrease in premium volume in 2002 compared to 2001. The change in the Company's product mix also contributed to the increase in the health segment expense ratio. MedOne(R) business has higher agent commissions and issue costs than small group products, but lower claim costs.

Interest expense on the outstanding balance of the Company's debt decreased to $1.8 million in 2002 from $2.9 million in 2001. The decrease in interest expense is largely due to a reduction in the amount of debt outstanding from $40.1 million at the end of 2001 to $33.9 million at the end of 2002. In addition, the interest rate charged on the outstanding balance on the Company's line of credit agreement is tied to the short-term borrowing rate, which declined throughout most of 2002.

Amortization of goodwill and other intangible assets was $0.7 million for 2002 compared to $3.6 million for the prior year. Effective January 1, 2002, the Company applied new accounting rules for goodwill and other intangible assets. See the Company's Notes to Consolidated Financial Statements, Note 2, "Adopted Accounting Standard" for a comprehensive discussion of the impact of this accounting standard.

The effective tax rate for 2002 was 39.4% compared to 58.0% for 2001. The change in the effective tax rate related to the elimination of amortization of goodwill in 2002 and the effect of other permanent items.

ADOPTED ACCOUNTING STANDARD

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


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Management believes that the recorded liabilities for unpaid claims at December 31, 2003 is in the higher end of a reasonable range of outcomes. Management closely monitors and evaluates developments and emerging trends in claims costs to determine the reasonableness of judgments made. A retrospective test is performed on prior period claims liabilities and, as adjustments to the liabilities become necessary, the adjustments are reflected in current operations. Management believes that the amount of medical and other benefits payable is adequate to cover the Company's liabilities for unpaid claims as of December 31, 2003.

LIABILITIES FOR LITIGATION

The Company is involved in various legal and regulatory actions. Such actions typically arise in the ordinary course of the Company's business as an insurer and involve disputes relating to insurance policies or certificates including policy coverage and benefits, premium rating methodology or misrepresentations, agent and employment related issues, regulatory compliance and market conduct, contractual relationships and other matters. These disputes are typically resolved by settlement, dismissal or upon a decision rendered by a judge, jury, arbitration panel or regulatory official.

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


LIQUIDITY AND CAPITAL RESOURCES

The Company's sources of cash flow consist primarily of insurance premiums, administrative fee revenue and investment income. The primary uses of cash include payments of medical and other benefits and selling, general and administrative expenses. Positive cash flows are invested pending future payments of medical and other benefits and other operating expenses. The Company's investment policies are structured to provide sufficient liquidity to meet anticipated payment obligations. At December 31, 2003 and 2002, the Company had cash on deposit of $5.7 million and $6.1 million, respectively related to self funded employer group policies.

The Company's cash provided by operations was $20.1 million for 2003 and $35.2 million for 2002. At the end of 2002, the Company received a $7.5 million payment related to a pharmacy benefit management agreement. Also contributing to the lower level of operating cash flow in 2003 were prepaid maintenance fees related to the Company's technology modernization initiatives and a higher level of annual employee compensation payments.

The Company maintains a revolving bank line of credit agreement with a maximum available facility of $50.0 million. At December 31, 2003, the outstanding balance of advances under the credit agreement was $30.2 million. The credit agreement requires a lump-sum payment of the outstanding balance at the end of 2005. The credit agreement contains customary covenants which, among other matters, require the Company to achieve certain minimum financial results, prohibit the Company from paying future cash dividends and restrict or limit the Company's ability to incur additional debt and dispose of assets outside the ordinary course of business. The Company was in compliance with all such covenants at December 31, 2003. The Company's obligations under the credit agreement are guaranteed by its subsidiary, American Medical Security Holdings, Inc. ("AMS Holdings"), and secured by pledges of stock of AMS Holdings and United Wisconsin Life Insurance Company, the Company's principal insurance subsidiary.

In an effort to continue supporting business growth, operational efficiency, service improvements and future administrative cost savings, the Company's management approved a plan to invest in an enterprise-wide information technology modernization project. The project involves the purchase of software applications and the utilization of internal and external technology and consulting resources to support most of the Company's major business processes. The design and development of the software applications began during the first quarter of 2003, with a phased implementation scheduled over the next few years. In 2002 and 2001, the Company's total capital expenditures averaged approximately $6.7 million per year. As a result of the information technology modernization project, total capital expenditures in 2003 increased to approximately $12.0 million. Management believes that the Company's existing working capital and operating cash flow will be sufficient to fund the Company's anticipated future capital expenditures related to this project.

In January 2003, the Company's Board of Directors approved a share repurchase program, which provides the Company with the authority to repurchase up to $10.0 million of its outstanding common shares. The plan allows the Company to buy back its shares, from time to time, in open market or privately negotiated transactions, subject to price and market conditions. During 2003, the Company purchased 87,900 shares of its common stock at an average market price of $15.44 per share, and at an aggregate cost of $1.4 million. The share repurchase program will continue to be supported through existing funds and future cash flow.

Dividends paid by the insurance subsidiaries to the corporate parent may be limited by state insurance regulations. The insurance regulator in the insurer's state of domicile may disapprove any dividend which, together with other dividends paid by an insurance company in the prior 12 months, exceeds the regulatory maximum, computed as the lesser of 10% of statutory capital and surplus or total statutory net gain from operations as of the end of the preceding calendar year. During 2003, regulatory approval was obtained and dividends paid to the parent company by an insurance subsidiary were $2.0 million in January 2003 and $11.0 million in December 2003. Based upon the financial statements of the Company's insurance subsidiaries as of December 31, 2003, as filed with the insurance regulators, the amount available for dividend without regulatory approval is $6.3 million until December 2004, when a dividend of $17.3 million can be paid without regulatory approval.

The National Association of Insurance Commissioners has adopted risk-based capital ("RBC") standards for life and health insurers designed to evaluate the adequacy of statutory capital and surplus in relation to various business risks faced by such insurers. The RBC formula is used by state insurance regulators as an early warning tool to identify insurance companies that potentially are inadequately capitalized. At December 31, 2003, each of the Company's insurance subsidiaries had RBC ratios substantially above the levels that would require Company or regulatory action.

The Company does not expect to pay any cash dividends in the foreseeable future and intends to employ its earnings in the continued development of its business. The Company's future dividend policy will depend on its earnings, capital requirements, debt covenant restrictions, financial condition and other factors considered relevant by the Company's Board of Directors.


OFF-BALANCE SHEET ARRANGEMENTS

The Company had no off-balance sheet arrangements as of December 31, 2003.

CONTRACTUAL OBLIGATIONS

Future payments due on the Company's contractual obligations as of December 31, 2003 are as follows:


                                          Payments due by period
                           -----------------------------------------------------
                                    Less than                          More than
(MILLIONS)                  Total     1 year    1-3 years   3-5 years   5 years
--------------------------------------------------------------------------------
Line of credit agreement    $ 32.2    $  0.9    $ 31.3      $    -      $    -
Operating leases               6.4       3.1       3.2         0.1           -
Purchase obligations           5.0       3.7       1.3           -           -
--------------------------------------------------------------------------------
Total                       $ 43.6    $  7.7    $ 35.8      $  0.1      $    -
================================================================================

In addition to the contractual obligations discussed above, the Company has a variety of other contractual agreements related to acquiring materials and services used in its operations. However, management believes these other agreements do not contain material non-cancelable commitments.


MARKET RISK EXPOSURE

The primary investment objective of the Company is to maximize investment income while minimizing risks and preserving principal. The Company uses outside investment managers to manage its investment portfolio within the Company's investment guidelines. The Company seeks to meet its investment objectives through diversity of coupon rates, liquidity, investment type, industry, issuer, duration and geographic location. The Company manages credit risk by seeking to maintain high average quality ratings and by limiting investments in equity securities. At December 31, 2003, approximately 99% of the Company's total investment portfolio was invested in debt securities. The bond portfolio had an average quality rating of "AA" at December 31, 2003 and 2002, as measured by Standard & Poor's Corporation, and the Company held no below investment grade securities at December 31, 2003.

Almost the entire portfolio was classified as available for sale. At December 31, 2003 and 2002, the net unrealized gain on available for sale securities was $6.1 million and $7.6 million, respectively. The Company had no investments in mortgage loans, nonpublicly traded securities, real estate held for investment or financial derivatives.

The primary market risk affecting the Company is interest rate risk. Assuming an immediate increase of 100 basis points in interest rates, the net hypothetical decline in fair value of shareholders' equity is estimated to be $7.1 million after tax at December 31, 2003. This amount represents approximately 3% of the Company's shareholders' equity.

At December 31, 2003, the fair value of the Company's outstanding balance of advances under the credit agreement approximated the carrying value. Market risk was estimated as the potential increase in the fair value resulting from a hypothetical 1% decrease in the Company's weighted average short-term borrowing rate at December 31, 2003, and the resulting fair value was not materially different from the year-end carrying value.


INFLATION

Health care costs have been rising and are expected to continue to rise at a rate that exceeds the consumer price index. The Company's product pricing and features are designed to reduce the adverse effect of medical cost inflation on its operations. In addition, the Company uses its underwriting and medical management capabilities to help control inflation in health care costs. However, there can be no assurance that the Company's efforts will fully offset the impact of inflation or that premium revenue increases will equal or exceed increasing health care costs.

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

Federal and state legislatures also are considering health care reform measures which may result in higher health insurance costs. Congress is considering legislation allowing small employers to form association health plans, exempt from state insurance regulations, which may impact the risk profile of employers willing to purchase insurance from the Company. In addition, the implementation of "prompt pay" laws, whereby a claim must be paid in a certain number of days regardless of whether it is a valid claim or not, subject to a right of recovery, may have a negative effect on the Company's results of operations.

REGULATORY COMPLIANCE. The Company's failure to comply with new or existing government regulation could subject it to significant fines and penalties.

The Company's efforts to measure, monitor and adjust its business practices to comply with the law are ongoing. Failure to comply with enacted regulations, including the laws mentioned above, could require the Company to pay refunds or result in significant fines, penalties, or the loss of one or more of its licenses. From time to time the Company is subject to inquiries related to its activities and practices in states in which it operates. The Company has been subject to regulatory penalties, assessments and restitution orders in a number of states. Furthermore, federal and state laws and regulations continue to evolve. The costs of compliance may cause the Company to change its operations significantly, or adversely impact the health care provider networks with which the Company does business, which may adversely affect its business and results of operations.

LITIGATION. The Company is subject to class actions and other forms of litigation in the ordinary course of its business, including litigation based on new or evolving legal theories, which could result in significant liabilities and costs.

For example, a Florida Circuit Court has found the Company liable for damages in a class action lawsuit in Florida. The earliest the Company expects the trial to be held to determine damages is the second quarter of 2004. Further, the Company is involved in a number of lawsuits in various states that allege misrepresentation by the Company of its renewal rating methodology. For additional information, see Part I, Item 3, "Legal Proceedings."

The nature of the Company's business subjects it to a variety of legal actions and claims relating but not limited to the following: (1) denial of health care benefits; (2) disputes over rating methodology and practices or termination of coverage; (3) disputes with agents over compensation or other matters; (4) disputes related to claim administration errors and failure to disclose network rate discounts and other fee and rebate arrangements; (5) disputes related to managed care or cost containment activities, (6) disputes over co-payment calculations; and (7) customer audits of compliance with the Company's plan obligations.

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

The Company has experienced a decline in membership over the last several years as part of its strategy to improve profitability and exit certain markets. The Company's challenge is to increase the number of individuals and small employer groups purchasing its products and services while encouraging its current membership to retain their business relationship with the Company. Also impacting the Company's growth prospects is the affordability of health insurance premiums as health care costs rise, as well as the downsizing or restrained hiring among small employers as a result of economic uncertainty. If the Company initiatives are not successful and the Company does not meet its growth goals, the Company's future operating performance may be adversely affected.

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

INDEPENDENT AGENT RELATIONSHIPS. The Company depends on the services of non-exclusive independent agents and brokers to market its products to potential customers. These agents and brokers frequently market the health insurance products of competitors as well as the Company's products. Most of the Company's contracts with agents and brokers are terminable without cause upon 30-days' notice by either party. The Company faces intense competition for the services and allegiance of independent agents and brokers. The Company cannot provide assurance that they will continue to market the Company's products in the future or that they will not refer the Company's members to competitors.

In addition, the Company has a relationship with a general agent who, along with affiliated subagents, generated 9% of the Company's premium revenue as of December 31, 2003. The loss of this relationship could hamper the Company's growth plans and, as a result, adversely affect the Company's future operating performance.

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

The Company's risk management program includes several insurance policies it has purchased to cover various property, business and other risks of loss. In addition, the Company carries policies to cover its directors and officers. Many of the carriers marketing these lines of coverage are experiencing unfavorable claims experience and loss of, or increased costs for, their own reinsurance coverage. Several carriers have exited markets and no longer offer certain lines of coverage. Accordingly, there is no assurance that the Company will be able to purchase insurance coverages for its own risk management at affordable premiums or with reasonable deductibles and policy limits.

The Company has entered into and may continue to enter into a variety of reinsurance arrangements under which it cedes business to other insurance companies to mitigate large claims risk. Although reinsurance allows for greater diversification of risk relating to potential losses arising from large claims, the Company remains liable if these other insurance companies fail to perform their obligations. As a result, any failure of an insurance company to perform its obligations under an agreement could expose the Company to significant losses. Also, there is no assurance that the Company will be able to purchase reinsurance.

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

The Company's profitability could be adversely impacted by its inability to contract on favorable terms with networks of hospitals, physicians, dentists, pharmacies and other health care providers. The failure to secure cost-effective health care provider network contracts may result in a loss of membership or higher medical costs. In addition, the inability to contract with provider networks, the inability to terminate contracts with existing provider networks and enter into arrangements with new provider networks to serve the same market, and/or the inability of providers to provide adequate care, could adversely affect the Company's results of operations.

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

The Company's insurance subsidiaries are subject to regulations that limit their ability to transfer funds to the Company. If the Company is unable to obtain funds from its insurance subsidiaries, it will experience reduced cash flow, which could affect the Company's ability to pay its obligations to creditors as they become due. The Company will be required to make a lump-sum payment of the outstanding balance under its credit facility at the end of 2005. The Company's outstanding balance at December 31, 2003 was $30.2 million. If the Company's insurance subsidiaries are unable to provide these funds, the Company could default on its obligations under the credit facility.

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

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


Board of Directors and Shareholders
American Medical Security Group, Inc.


We have audited the accompanying consolidated balance sheets of American Medical Security Group, Inc. and its subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in shareholders' equity and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2, in 2002 the Company changed its method of accounting for goodwill and other intangible assets.


                                                               Ernst & Young LLP

Milwaukee, Wisconsin
January 28, 2004

AMERICAN MEDICAL SECURITY GROUP, INC.

CONSOLIDATED BALANCE SHEETS

                                                                                             December 31,
                                                                                   ---------------------------------
(THOUSANDS, EXCEPT SHARE DATA)                                                           2003            2002
--------------------------------------------------------------------------------------------------------------------
ASSETS
Investments:
   Fixed maturity securities:
     Available for sale, at fair value                                               $   302,277     $   278,222
     Held to maturity, at amortized cost                                                   3,377           4,288
   Trading securities, at fair value                                                       1,424             926
--------------------------------------------------------------------------------------------------------------------
Total investments                                                                        307,078         283,436

Cash and cash equivalents                                                                 17,289          30,620
Property and equipment, net                                                               37,446          33,061
Goodwill                                                                                  32,138          32,846
Other intangibles, net                                                                     1,957           2,860
Other assets                                                                              48,179          46,117
--------------------------------------------------------------------------------------------------------------------

Total assets                                                                         $   444,087     $   428,940
====================================================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Medical and other benefits payable                                                $   129,809     $   134,479
   Advance premiums                                                                       15,865          15,200
   Payables and accrued expenses                                                          24,099          29,141
   Notes payable                                                                          30,158          33,858
   Other liabilities                                                                      26,332          33,512
--------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                        226,263         246,190

Shareholders' equity:
   Preferred stock (no par value, 477,121 shares authorized)                                   -               -
   Common stock (no par value, $1 stated value, 50,000,000 shares authorized,
     16,654,315 issued and 13,511,183 outstanding at December 31, 2003,
     16,654,315 issued and 12,905,898 outstanding at December 31, 2002)                   16,654          16,654
   Paid-in capital                                                                       194,431         189,813
   Retained earnings                                                                      32,168           2,858
   Accumulated other comprehensive income (net of taxes
     of $3,302 in 2003 and $4,117 in 2002)                                                 6,133           7,646
   Treasury stock (3,143,132 shares at December 31, 2003
     and 3,748,417 shares at December 31, 2002, at cost)                                 (31,562)        (34,221)
--------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                               217,824         182,750
--------------------------------------------------------------------------------------------------------------------

Total liabilities and shareholders' equity                                           $   444,087     $   428,940
====================================================================================================================


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN MEDICAL SECURITY GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                Year ended December 31,
                                                                    ------------------------------------------------
(THOUSANDS, EXCEPT PER SHARE DATA)                                       2003            2002            2001
--------------------------------------------------------------------------------------------------------------------
REVENUES
   Insurance premiums                                                  $  712,418      $  754,460      $  838,672
   Net investment income                                                   13,531          15,005          17,443
   Net realized investment gains (losses)                                   1,910              39            (779)
   Other revenue                                                           15,857          16,806          17,637
--------------------------------------------------------------------------------------------------------------------
Total revenues                                                            743,716         786,310         872,973

EXPENSES
   Medical and other benefits                                             478,497         508,670         603,220
   Selling, general and administrative                                    217,282         236,831         252,116
   Interest                                                                 1,255           1,848           2,877
   Amortization of goodwill and other intangibles                             903             730           3,628
--------------------------------------------------------------------------------------------------------------------
Total expenses                                                            697,937         748,079         861,841

Income from continuing operations, before income tax expense               45,779          38,231          11,132

Income tax expense                                                         17,201          15,082           6,460
--------------------------------------------------------------------------------------------------------------------

Income from continuing operations                                          28,578          23,149           4,672

Income (loss) from discontinued operations                                    732            (663)           (497)
--------------------------------------------------------------------------------------------------------------------

Income before cumulative effect of a change in
   accounting principle                                                    29,310          22,486           4,175

Cumulative effect of a change in accounting principle                           -         (60,098)              -
--------------------------------------------------------------------------------------------------------------------

Net income (loss)                                                      $   29,310      $  (37,612)     $    4,175
====================================================================================================================


Earnings (loss) per common share - basic:
   Income from continuing operations                                   $     2.15      $     1.77      $     0.33
   Income (loss) from discontinued operations                                0.06           (0.05)          (0.04)
   Cumulative effect of a change in accounting principle                        -           (4.61)              -
--------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                      $     2.21      $    (2.88)     $     0.30
====================================================================================================================

Earnings (loss) per common share - diluted:
   Income from continuing operations                                   $     2.03      $     1.67      $     0.33
   Income (loss) from discontinued operations                                0.05           (0.05)          (0.04)
   Cumulative effect of a change in accounting principle                        -           (4.34)              -
--------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                      $     2.08      $    (2.72)     $     0.29
====================================================================================================================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN MEDICAL SECURITY GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Year ended December 31,
                                                                    ------------------------------------------------
(THOUSANDS)                                                                 2003            2002            2001
--------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                                      $   29,310      $  (37,612)     $    4,175
Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
     Cumulative effect of a change in accounting principle                      -          60,098               -
     Net gain from sale of subsidiary                                        (950)              -               -
     Depreciation and amortization                                         10,519           8,957          10,493
     Net realized investment losses (gains)                                (1,910)            (39)            779
     Net change in trading securities                                        (498)           (409)           (257)
     Deferred income tax expense (benefit)                                  2,743         (13,374)            609
     Changes in operating accounts:
       Other assets                                                        (3,993)          7,206           7,722
       Medical and other benefits payable                                  (4,670)         (1,025)         (9,806)
       Advance premiums                                                       665          (1,537)           (831)
       Payables and accrued expenses                                       (5,522)          1,109           2,130
       Other liabilities                                                   (5,568)         11,801           2,576
--------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                  20,126          35,175          17,590

INVESTING ACTIVITIES
Proceeds from sale of subsidiary                                            3,500               -               -
Purchases of available for sale securities                               (147,719)       (174,920)       (143,148)
Proceeds from sale of available for sale securities                       112,087         168,338         129,038
Proceeds from maturity of available for sale securities                     9,350           6,550          15,417
Proceeds from maturity of held to maturity securities                         600           1,925               -
Purchases of held to maturity securities                                        -          (1,925)              -
Purchases of property and equipment                                       (11,982)         (6,756)         (6,546)
Proceeds from sale of property and equipment                                    6               8              21
--------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                     (34,158)         (6,780)         (5,218)

FINANCING ACTIVITIES
Exercise of stock options                                                   5,759           2,990             413
Purchase of treasury stock                                                 (1,358)        (19,540)         (2,216)
Proceeds from notes payable borrowings                                          -          30,158               -
Repayment of notes payable                                                 (3,700)        (36,358)         (1,200)
--------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                           701         (22,750)         (3,003)
--------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents:
   Net increase (decrease) during year                                    (13,331)          5,645           9,369
   Balance at beginning of year                                            30,620          24,975          15,606
--------------------------------------------------------------------------------------------------------------------
Balance at end of year                                                 $   17,289      $   30,620      $   24,975
====================================================================================================================


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN MEDICAL SECURITY GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (LOSS)

                                                                                           Accumulated
                                                                                              Other
                                               Common Stock         Paid-In     Retained  Comprehensive   Treasury
(THOUSANDS, EXCEPT SHARE DATA)              Shares      Amount      Capital     Earnings   Income (Loss)   Stock       Total
--------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2001                16,654,315    $  16,654   $ 187,956    $  36,295   $  (3,948)  $ (15,780)   $ 221,177

Comprehensive income:
  Net income                                                                         4,175                                4,175
  Change in net unrealized gain (loss) on
    securities, net of taxes of $3,150                                                           5,851                    5,851
                                                                                                                    ------------
Comprehensive income                                                                                                     10,026
                                                                                                                    ------------

Exercise of stock options                                                 (29)                                 442          413

Purchase of treasury stock
  (367,262 shares, at cost)                                                                                 (2,216)      (2,216)
--------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2001              16,654,315       16,654     187,927       40,470       1,903     (17,554)     229,400

Comprehensive loss:
  Net loss                                                                         (37,612)                             (37,612)
  Change in net unrealized gain (loss) on
    securities, net of taxes of $3,093                                                           5,743                    5,743
                                                                                                                    ------------
Comprehensive loss                                                                                                      (31,869)
                                                                                                                    ------------

Exercise of stock options                                               1,886                                2,873        4,759

Purchase of treasury stock
  (1,400,000 shares, at cost)                                                                              (19,540)     (19,540)
--------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2002              16,654,315       16,654     189,813        2,858       7,646     (34,221)     182,750

Comprehensive income:
  Net income                                                                        29,310                               29,310
  Change in net unrealized gain (loss) on
    securities, net of taxes of $815                                                            (1,513)                  (1,513)
                                                                                                                    ------------
Comprehensive income                                                                                                     27,797
                                                                                                                    ------------

Exercise of stock options                                               4,618                                4,017        8,635

Purchase of treasury stock
  (87,900 shares, at cost)                                                                                  (1,358)      (1,358)
--------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2003              16,654,315    $  16,654   $ 194,431    $  32,168   $   6,133   $ (31,562)   $ 217,824
================================================================================================================================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN MEDICAL SECURITY GROUP, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

American Medical Security Group, Inc., through its subsidiary companies (the "Company"), is a provider of individual and small employer group insurance products. The Company's principal product offerings are medical insurance for small employer groups and medical insurance marketed to individuals and their families ("MedOne(R)"). The Company also offers dental, life, prescription drug, disability and accidental death insurance, and provides self-funded benefit administration. The Company has two reportable segments: health insurance products (which accounted for approximately 98% of the Company's total premium revenues in 2003, 2002 and 2001) and life insurance products. The Company markets its products in 32 states and the District of Columbia through independent agents. At December 31, 2003, the Company's leading states with respect to medical membership were Illinois, Michigan, Florida and Texas, each individually representing approximately 10% of the Company's total medical membership. The Company has approximately 75 sales managers and representatives located in sales offices throughout the United States to support the independent agents. The Company has a relationship with a general agent who, along with affiliated subagents, generated approximately 9% of the Company's premium revenue in 2003. The Company's products generally provide discounts to members that utilize preferred provider organizations with which the Company contracts.

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany accounts and transactions have been eliminated. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates are based on knowledge of current events and anticipated future events, and accordingly, actual results may differ from those estimates.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include operating cash and short-term investments with original maturities of three months or less. These amounts are recorded at cost, which approximates fair value.

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

The Company evaluates securities for other-than-temporary impairment on a periodic basis and principally considers the type of security, the rating as determined by a nationally recognized securities rating organization, the severity of the decline in fair value and the duration of the decline in fair value in determining whether a security's decline in fair value is other than temporary. Realized gains and losses from the sale or write-down for other-than-temporary impairments of available-for-sale securities are calculated using the specific identification method.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of investments are reported in Note 5, "Investments." The fair values of all other financial instruments approximate their December 31, 2003 and 2002 carrying values.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation. Property and equipment includes capitalized costs to develop or obtain computer software for internal use when such costs are specifically identifiable, have determinate lives and relate to probable future economic benefits. Depreciation is calculated using the straight-line method over the estimated useful lives of assets. Estimated useful lives are 20 to 30 years for land improvements, 10 to 40 years for buildings and building improvements, three to five years for computer equipment and software and three to 10 years for furniture and other equipment.

The Company has various operating lease obligations primarily for office space and equipment. The Company's total lease expense was $3,433,000 in 2003, $4,197,000 in 2002 and $4,818,000 in 2001. Estimated future minimum lease payment obligations as of December 31, 2003 for each of the next five years are as follows:

                           2004:    $ 3,138,000
                           2005:      1,971,000
                           2006:        939,000
                           2007:        292,000
                           2008:        121,000


GOODWILL AND OTHER INTANGIBLES

Goodwill represents the excess of cost over the fair market value of net assets acquired. Effective January 1, 2002, goodwill is no longer amortized and is subject to impairment testing as a result of the adoption of a new accounting standard. See Note 2, "Adopted Accounting Standard" for a detailed discussion of the impact of this accounting standard. The Company completed its annual goodwill impairment test during the fourth quarter of 2003 and determined that its remaining balance of goodwill was not impaired as of December 31, 2003. Goodwill impairment tests are performed at least annually, and future goodwill impairments, if any, will be classified as operating expenses in the Company's statement of operations.

During 2003, the Company sold its preferred provider organization network subsidiary, Accountable Health Plans of America, Inc. ("AHP"). Goodwill associated with AHP of $708,000 was removed from the balance sheet in conjunction with the sale of the subsidiary. See Note 3, "Discontinued Operations" for further detail regarding the sale of this subsidiary and its affect on the Company's consolidated financial statements.

As of December 31, 2003 and 2002, goodwill balances by segment amounted to $12,722,000 for health insurance and $19,416,000 for life insurance. The Company's other intangible asset is net of accumulated amortization of $5,346,000 at December 31, 2003 and $4,443,000 at December 31, 2002.
Amortization expense is expected to be approximately $652,000 for each of the next three years.

MEDICAL AND OTHER BENEFITS PAYABLE

The liabilities for medical and other benefits represent estimates of the ultimate net cost of all reported and unreported claims that are unpaid at year end. These estimates are developed using actuarial methods based upon historical data for payment patterns, cost trends, product mix, seasonality, utilization of health care services and other relevant factors. Estimated liabilities for asserted claims and policy-related litigation, which are included in medical and other benefits payable, reflect judgments made by management based on the facts and merits of the case, advice from legal counsel, the general litigation and regulatory environment of the originating state, the Company's past experience with outcomes of cases in a particular jurisdiction, historical results of similar cases and other relevant factors. The estimates are reviewed periodically and, as adjustments to the liabilities become necessary, the adjustments are reflected in current operations. Although considerable variability is inherent in these estimates, management believes that the amount of medical and other benefits payable is adequate to cover the Company's liability for unpaid amounts as of December 31, 2003.

POLICY ACQUISITION COSTS

Policy acquisition costs consist of commissions and other administrative costs that the Company incurs to acquire new business. The Company does not defer policy acquisition costs. Premium is collected and billed and commissions and other administrative costs are incurred on a month-to-month basis. Policy acquisition costs are expensed in the period incurred.

PREMIUM DEFICIENCY RESERVES

The Company recognizes premium deficiency reserves on an existing group of insurance contracts when the sum of expected future claim costs, claim adjustment expenses and related maintenance expenses exceeds the expected future premium revenue and investment income. Insurance contracts are grouped using a methodology consistent with the Company's manner of acquiring, servicing and measuring the profitability of its business. The Company continues to evaluate assumptions used in the premium deficiency reserve analysis and records or adjusts premium deficiency reserves as necessary. As of December 31, 2003 and 2002, no premium deficiency reserves were required.

REINSURANCE

Reinsurance premiums, commissions and expense reimbursements on reinsured business are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Premiums and benefits ceded to other companies have been reported as a reduction of premium revenue and benefits in the Company's statement of operations. Reinsurance receivables and prepaid reinsurance premiums are reported as other assets on the Company's balance sheets.

The Company limits the maximum net loss that can arise from certain lines of business by reinsuring (ceding) a portion of these risks with other insurance organizations (reinsurers) on an excess of loss basis. The Company's retention limit per covered life is $500,000 per policy year for medical claims and $50,000 for life claims. The Company also cedes, on a quota share basis, 100% of the risk on certain life policies to a prior affiliate in exchange for a ceding commission. The Company is liable on reinsurance ceded in the event that the reinsurers do not meet their contractual obligations.

A summary of reinsurance ceded is as follows:

                                                   Year ended December 31,
                                    --------------------------------------------
(THOUSANDS)                                 2003            2002            2001
--------------------------------------------------------------------------------

Excess of loss reinsurance ceded:
   Insurance premiums                $     3,505     $     2,049     $     2,364
   Medical and other benefits              4,969           1,715           1,720

Quota share reinsurance ceded:
   Insurance premiums                $    15,334     $    18,975     $    19,113
   Medical and other benefits             12,375          15,001          12,251

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

STOCK-BASED COMPENSATION

The Company follows Accounting Principles Board Opinion No. 25, the intrinsic value method of accounting for stock-based compensation, where no compensation expense is recorded when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant. The following table illustrates the pro forma net income and pro forma net income per share as if the Company had followed the fair value method of accounting for stock-based compensation under Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("Statement 123").

In determining compensation expense in accordance with Statement 123, the fair value of options was estimated at the date of grant using the Black-Scholes option valuation model, which is commonly used in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions including the expected stock price volatility and the expected life of the options. Since the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimates, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.


The following assumptions were made in determining the compensation expense in accordance with Statement 123:
                                                                                Year ended December 31,
                                                                    ------------------------------------------------
                                                                         2003            2002            2001
--------------------------------------------------------------------------------------------------------------------
Expected life of options                                                 6 years         6 years         6 years
Risk-free interest rate                                                    3.50%           4.89%           4.67%
Expected dividend yield                                                    0.00%           0.00%           0.00%
Expected volatility factor                                                   50%             51%             53%

Weighted average grant date fair value of options:
   Exercise price equals market price                                  $     7.44      $     6.64      $     5.51
   Exercise price is less than market price                            $        -      $        -      $        -
   Exercise price exceeds market price                                 $        -      $        -      $        -


For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                                                Year ended December 31,
                                                                    ------------------------------------------------
(THOUSANDS, EXCEPT PER SHARE DATA)                                       2003            2002            2001
--------------------------------------------------------------------------------------------------------------------
Net income (loss), as reported                                         $   29,310      $  (37,612)     $    4,175
Pro forma compensation expense
   in accordance with Statement 123, net of tax                            (1,569)         (1,332)         (1,119)
--------------------------------------------------------------------------------------------------------------------

Pro forma net income (loss)                                            $   27,741      $  (38,944)     $    3,056
====================================================================================================================

Net income (loss) per common share, as reported:
   Basic                                                               $     2.21      $    (2.88)     $     0.30
   Diluted                                                             $     2.08      $    (2.72)     $     0.29

Pro forma net income (loss) per common share:
   Basic                                                               $     2.09      $    (2.98)     $     0.22
   Diluted                                                             $     1.97      $    (2.83)     $     0.21

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

The following table illustrates the computation of EPS for income from continuing operations and provides a reconciliation of the number of weighted average basic and diluted shares outstanding:

                                                                                Year ended December 31,
                                                                    ------------------------------------------------
(THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)                             2003            2002            2001
--------------------------------------------------------------------------------------------------------------------
Numerator:
   Income from continuing operations                                   $   28,578      $   23,149      $    4,672
====================================================================================================================

Denominator:
   Denominator for basic EPS                                           13,270,483      13,046,777      14,048,545
   Effect of dilutive employee stock options                              829,919         788,564         179,143
--------------------------------------------------------------------------------------------------------------------
     Denominator for diluted EPS                                       14,100,402      13,835,341      14,227,688
====================================================================================================================

Earnings per common share - income from continuing operations
     Basic                                                             $     2.15      $     1.77      $     0.33
     Diluted                                                           $     2.03      $     1.67      $     0.33


Options to purchase 2,635,762, 2,922,492 and 3,243,767 shares of common stock were outstanding at December 31, 2003, 2002 and 2001, respectively. Of those shares, approximately 5,000, 162,000 and 1,914,000 were excluded from the computation of diluted earnings per common share for the respective years because the option's exercise price was greater than the average market price of common shares and, therefore, the effect would be antidilutive.

RECLASSIFICATIONS

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.


2.  ADOPTED ACCOUNTING STANDARD

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

The following table illustrates net income (loss) and net income (loss) per share adjusted to exclude the effects of amortizing goodwill:


                                                                                Year Ended December 31,
                                                                    ------------------------------------------------
(THOUSANDS, EXCEPT PER COMMON SHARE DATA)                                2003            2002            2001
--------------------------------------------------------------------------------------------------------------------
Reported net income (loss)                                             $   29,310      $  (37,612)     $    4,175
Add back:  goodwill amortization                                                -               -           2,685
--------------------------------------------------------------------------------------------------------------------
Adjusted net income (loss)                                             $   29,310      $  (37,612)     $    6,860
====================================================================================================================

Basic earnings (loss) per common share:
   Reported net income (loss)                                          $     2.21      $    (2.88)     $     0.30
   Goodwill amortization                                                        -               -            0.19
--------------------------------------------------------------------------------------------------------------------
   Adjusted net income (loss)                                          $     2.21      $    (2.88)     $     0.49
====================================================================================================================

Diluted earnings (loss) per common share:
   Reported net income (loss)                                          $     2.08      $    (2.72)     $     0.29
   Goodwill amortization                                                        -               -            0.19
--------------------------------------------------------------------------------------------------------------------
   Adjusted net income (loss)                                          $     2.08      $    (2.72)     $     0.48
====================================================================================================================

3.  DISCONTINUED OPERATIONS

During the third quarter of 2003, the Company sold all of the outstanding common shares of its preferred provider organization network subsidiary, AHP for $3,500,000. The network contracted with more than 900 hospitals and 100,000 physicians in eight primary states: Arizona, Florida, Iowa, Nebraska, North Dakota, South Dakota, Texas and Wisconsin. Subject to the terms of the agreement, AHP will continue to provide network services to the Company for five years. At the time of the sale, AHP served approximately 13% of the Company's members.

Included in income (loss) from discontinued operations are net operating results of the AHP networking business sold. The sale transaction resulted in a gain of $1,950,000, or $950,000 net of tax, which is included in income from discontinued operations in the Company's statement of operations for 2003. The operating results from discontinued operations in 2003, 2002 and 2001 included revenues of $1,923,000, $3,219,000 and $3,648,000 and income tax benefits of $165,000, $406,000 and $203,000, respectively. As a result of the sale transaction, goodwill on the Company's December 31, 2003 balance sheet was reduced by $708,000. All prior periods presented in the Company's statement of operations have been reclassified to exclude the results of the discontinued networking business from reported income from continuing operations.


4.  MEDICAL AND OTHER BENEFITS PAYABLE

Activity related to liabilities for unpaid claims included in medical and other benefits payable is summarized as follows:


(THOUSANDS)                               2003            2002            2001
--------------------------------------------------------------------------------

Balance at January 1                $   126,477     $   128,330     $   134,690
   Less reinsurance recoverables            312           1,351             476
--------------------------------------------------------------------------------
Net balance at January 1                126,165         126,979         134,214

Incurred related to:
   Current year                         493,513         516,229         613,769
   Prior years                          (14,659)         (7,881)        (12,026)
--------------------------------------------------------------------------------
Total incurred                          478,854         508,348         601,743

Paid related to:
   Current year                         373,776         391,414         488,678
   Prior years                          110,181         117,748         120,300
--------------------------------------------------------------------------------
Total paid                              483,957         509,162         608,978
--------------------------------------------------------------------------------

Net balance at December 31              121,062         126,165         126,979
   Plus reinsurance recoverables          1,326             312           1,351
--------------------------------------------------------------------------------
Balance at December 31              $   122,388     $   126,477     $   128,330
================================================================================


The incurred amounts related to prior years represent the differences between the Company's estimated medical and other benefits payable for prior years' claims and the actual or remaining estimated amounts required to satisfy such claims. Actual amounts differ from previously recorded liabilities due primarily to inherent variabilities associated with estimating health insurance benefits payable and litigation liabilities. The liabilities for unpaid claims at December 31, 2002, 2001 and 2000 developed redundant in the subsequent years by $14,659,000, $7,881,000 and $12,026,000, respectively. The developed redundancy on the December 31, 2002 liability resulted primarily from lower than anticipated health care utilization and claim costs.

In determining the liability for unpaid claims at December 31, 2001, management anticipated increased utilization by the general population of mental health and other health care services in the fourth quarter of 2001 due to various factors including the indirect impact of the September 11, 2001 events and subsequent bio-terrorism threats and attacks. The Company did not experience a discernable adverse impact from these factors and events during 2002 or 2003, which accounts for the developed redundancy on the liability as of December 31, 2001. The reserves related to September 11, 2001 events are no longer held as of December 31, 2003 and 2002. The developed redundancy on the liability as of December 31, 2000 was due to an improvement as compared to previous years in the Company's average medical claims cost per member in late 2000. No additional premiums are collected or returned as a result of incurred claims from prior years.


5.  INVESTMENTS

The amortized cost and estimated fair values of investments are as follows:
                                                                           Gross          Gross
                                                          Amortized      Unrealized     Unrealized     Estimated
(THOUSANDS)                                                 Cost           Gains          Losses       Fair Value
--------------------------------------------------------------------------------------------------------------------
AT DECEMBER 31, 2003:
Fixed maturity securities available for sale:
   U.S. Treasury securities                               $   34,644     $      670     $      (29)    $   35,285
   Corporate debt securities                                 136,210          6,028           (128)       142,110
   Foreign government securities                              10,745            615            (33)        11,327
   Government agency mortgage-backed securities               95,171          2,064           (301)        96,934
   Municipal securities                                       16,072            600            (51)        16,621
--------------------------------------------------------------------------------------------------------------------
                                                             292,842          9,977           (542)       302,277
Fixed maturity securities held to maturity:
   U.S. Treasury securities                                    3,377            185              -          3,562
--------------------------------------------------------------------------------------------------------------------
                                                          $  296,219     $   10,162     $     (542)    $  305,839
====================================================================================================================



                                                                           Gross          Gross
                                                          Amortized      Unrealized     Unrealized     Estimated
(THOUSANDS)                                                 Cost           Gains          Losses       Fair Value
--------------------------------------------------------------------------------------------------------------------

AT DECEMBER 31, 2002:
Fixed maturity securities available for sale:
   U.S. Treasury securities                               $   56,781     $    2,519     $        -     $   59,300
   Corporate debt securities                                 100,664          5,272           (335)       105,601
   Foreign government securities                              11,657            674              -         12,331
   Government agency mortgage-backed securities               87,709          3,028              -         90,737
   Municipal securities                                        9,648            605              -         10,253
--------------------------------------------------------------------------------------------------------------------
                                                             266,459         12,098           (335)       278,222
Fixed maturity securities held to maturity:
   U.S. Treasury securities                                    4,288            277              -          4,565
--------------------------------------------------------------------------------------------------------------------
                                                          $  270,747     $   12,375     $     (335)    $  282,787
====================================================================================================================

The amortized cost and estimated fair values of debt securities at December 31,
2003 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations.
                                                                AVAILABLE-FOR-SALE           HELD-TO-MATURITY
                                                                ------------------           ----------------
                                                             Amortized     Estimated      Amortized     Estimated
(THOUSANDS)                                                     Cost       Fair Value        Cost       Fair Value
--------------------------------------------------------------------------------------------------------------------

Due in one year or less                                      $    16,903   $    17,025    $       474   $       480
Due after one through five years                                  84,500        88,414          2,903         3,082
Due after five through ten years                                  62,960        65,941              -             -
Due after ten years                                               33,308        33,963              -             -
--------------------------------------------------------------------------------------------------------------------
                                                                 197,671       205,343          3,377         3,562
Government agency mortgage-backed securities                      95,171        96,934              -             -
--------------------------------------------------------------------------------------------------------------------
                                                             $   292,842   $   302,277    $     3,377   $     3,562
====================================================================================================================

For temporarily impaired securities, the following table illustrates the fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2003.
                                            LESS THAN 12 MONTHS      12 MONTHS OR MORE               TOTAL
                                            -------------------      -----------------               -----
                                             Fair     Unrealized      Fair     Unrealized     Fair      Unrealized
(THOUSANDS)                                  Value       Loss        Value        Loss        Value        Loss
--------------------------------------------------------------------------------------------------------------------

U.S. Treasury securities                    $   4,485   $     (29)  $       -    $       -   $   4,485   $     (29)
Corporate debt securities                      15,848        (124)        303           (4)     16,151        (128)
Foreign government securities                     765         (33)          -            -         765         (33)
Government agency mortgage-backed              24,290        (301)          -            -      24,290        (301)
Municipal securities                            1,064         (51)          -            -       1,064         (51)
--------------------------------------------------------------------------------------------------------------------
   Total temporarily impaired securities    $  46,452   $    (538)  $     303    $      (4)  $  46,755   $    (542)
====================================================================================================================

The Company believes that all unrealized losses on individual securities are the result of normal price fluctuations due to market conditions and are not an indication of an other-than-temporary impairment. This determination is based upon the relatively small levels of losses and the fact that all securities are rated investment grade as determined by Standard & Poor's Corporation.

Unrealized gains (losses) are computed as the difference between estimated fair value and amortized cost for fixed maturities and equity securities classified as available for sale. A summary of the net change in unrealized gains (losses), which is included in accumulated other comprehensive income (loss), is as follows:
                                                                                Year ended December 31,
                                                                    ------------------------------------------------
(THOUSANDS)                                                              2003            2002            2001
--------------------------------------------------------------------------------------------------------------------
Fixed maturities                                                      $    (2,328)    $     8,850     $     8,847
Equity securities                                                               -             (14)            154
--------------------------------------------------------------------------------------------------------------------
   Net change in unrealized gains (losses)                            $    (2,328)    $     8,836     $     9,001
====================================================================================================================

Changes in accumulated other comprehensive income (loss) related to changes in unrealized gains and losses on securities are as follows:
                                                                                Year ended December 31,
                                                                    ------------------------------------------------
(THOUSANDS)                                                              2003            2002            2001
--------------------------------------------------------------------------------------------------------------------
Change in net unrealized gain (loss) on securities, net of taxes      $      (272)    $     5,768     $     5,345
Less:  reclassification adjustment for gains (losses) included in net income (loss), net of tax expense of $669 and $14 in 2003 and
   2002, respectively, and net of tax benefit of $273 in 2001               1,241              25            (506)
--------------------------------------------------------------------------------------------------------------------
Change in net unrealized gain (loss) on securities, net of taxes      $    (1,513)    $     5,743     $     5,851
====================================================================================================================

Net investment income and net realized investment gains (losses) include the following:
                                                                                Year ended December 31,
                                                                    ------------------------------------------------
(THOUSANDS)                                                              2003            2002            2001
--------------------------------------------------------------------------------------------------------------------
Net investment income:
   Interest on fixed maturities                                       $    13,162     $    14,290     $    15,728
   Dividends on equity securities                                               -              18             148
   Unrealized gain (loss) on trading securities                               144             (66)            (34)
   Interest on cash equivalents and other investment income                   933           1,384           2,223
   Investment expenses                                                       (708)           (621)           (622)
--------------------------------------------------------------------------------------------------------------------
Net investment income                                                 $    13,531     $    15,005     $    17,443
====================================================================================================================

Net realized investment gains (losses):
   Realized investment gains                                          $     2,617     $     2,972     $     1,544
   Realized investment losses                                                (707)         (2,933)         (2,323)
--------------------------------------------------------------------------------------------------------------------
Net realized investment gains (losses)                                $     1,910     $        39     $      (779)
====================================================================================================================


At December 31, 2003, the Company's insurance subsidiaries had fixed securities on deposit with various state insurance departments with carrying values of $3,377,000.


6.  PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and are summarized as follows:
                                                                                             December 31,
                                                                                    --------------------------------
(THOUSANDS)                                                                              2003            2002
--------------------------------------------------------------------------------------------------------------------
Land and land improvements                                                             $    3,942      $    3,930
Building and building improvements                                                         24,693          24,489
Computer equipment and software                                                            31,257          22,771
Furniture and other equipment                                                              16,467          14,826
--------------------------------------------------------------------------------------------------------------------
                                                                                           76,359          66,016
Less accumulated depreciation                                                             (38,913)        (32,955)
--------------------------------------------------------------------------------------------------------------------
                                                                                       $   37,446      $   33,061
====================================================================================================================

The Company recognized depreciation expense on property and equipment of $6,816,000, $7,064,000 and $5,555,000 in 2003, 2002 and 2001, respectively.

7.  DEBT

Notes payable consists of the following:

                                                               December 31,
                                                      --------------------------
(THOUSANDS)                                                2003            2002
--------------------------------------------------------------------------------

Line of credit, commercial banks, adjusted
  periodically, interest payments due quarterly
  through December 2005                               $   30,158      $   30,158

Mortgage payable, commercial bank, 9.05% interest              -           3,700
--------------------------------------------------------------------------------
                                                      $   30,158      $   33,858
================================================================================

The Company maintains a revolving bank line of credit agreement with maximum available credit of $50,000,000. At December 31, 2003, the outstanding balance of advances under the credit agreement was $30,158,000. Interest is charged on the outstanding balance based upon an indexed floating rate of interest. The credit agreement provides for a lump-sum repayment of the outstanding balance at the end of 2005. During 2003, 2002 and 2001, interest paid on the Company's outstanding debt totaled $1,060,000, $1,856,000 and $2,931,000, respectively.

The credit agreement contains customary covenants which, among other matters, require the Company to achieve certain minimum financial results, prohibit the Company from paying future cash dividends, and restrict or limit the Company's ability to incur additional debt and dispose of assets outside the ordinary course of business. The Company was in compliance with all such covenants at December 31, 2003. The Company's obligations under the credit agreement are guaranteed by its subsidiary, American Medical Security Holdings, Inc. ("AMS Holdings"), and secured by pledges of stock of AMS Holdings and United Wisconsin Life Insurance Company, the Company's principal insurance subsidiary.


8.  INCOME TAXES

The Company and most of its subsidiaries file a consolidated federal income tax return. The Company and its subsidiaries file separate state franchise, income and premium tax returns as applicable.

The Company had a net current federal income tax payable of $1,818,000 and $6,520,000 at December 31, 2003 and 2002, respectively. The Company and its subsidiaries had state net business loss carryforwards totaling $94,326,000 at December 31, 2003, which will begin to expire in the year 2008.

The components of income tax expense are as follows:

                                                 Year ended December 31,
                                      ------------------------------------------
(THOUSANDS)                                2003            2002           2001
--------------------------------------------------------------------------------

Current:
   Federal                            $   14,213      $   26,774      $   5,602
   State                                     245           1,682            249
--------------------------------------------------------------------------------
                                          14,458          28,456          5,851
Deferred:
   Federal                                 1,320         (12,575)          (335)
   State                                     280            (809)          (342)
   Valuation allowance                     1,143              10          1,286
--------------------------------------------------------------------------------
                                           2,743         (13,374)           609
--------------------------------------------------------------------------------
Income tax expense                    $   17,201      $   15,082      $   6,460
================================================================================

The differences between income tax expense computed at the federal statutory rate and recorded income tax expense are as follows:

                                                                                Year ended December 31,
                                                                    ------------------------------------------------
(THOUSANDS)                                                              2003            2002            2001
--------------------------------------------------------------------------------------------------------------------
Income tax expense at federal statutory rate                           $   16,023      $   13,380      $    3,896
Goodwill amortization                                                           -               -             829
Stock issuance costs                                                            -             250               -
State income and franchise taxes, net of federal benefit                      648             612             529
Other, net                                                                    530             840           1,206
--------------------------------------------------------------------------------------------------------------------
   Income tax expense                                                  $   17,201      $   15,082      $    6,460
====================================================================================================================

Significant components of the Company's federal and state deferred tax liabilities and assets are as follows:
                                                           December 31, 2003               December 31, 2002
                                                    ----------------------------------------------------------------
(THOUSANDS)                                               Federal           State         Federal           State
--------------------------------------------------------------------------------------------------------------------

Deferred tax assets:
   Insurance liabilities                              $    13,717     $       705     $    13,030     $       670
   Unearned income                                          2,691             151           3,139             175
   Employee compensation and benefits                       3,216             567           3,221             568
   Accrued expenses                                         1,430             276           1,542             297
   Acquisition costs                                        1,557             257           1,790             289
   Net business loss carryforwards                          1,068           6,668           1,047           6,789
   Other deductible temporary differences                      34             185             968             506
--------------------------------------------------------------------------------------------------------------------
                                                           23,713           8,809          24,737           9,294
Valuation allowances                                       (1,068)         (4,258)         (1,918)         (3,441)
--------------------------------------------------------------------------------------------------------------------
                                                           22,645           4,551          22,819           5,853

Deferred tax liabilities:
   Intangibles                                                685             155           1,001             226
   Prepaid assets                                             908              92             853              88
   Depreciation and amortization                            2,558             491             998             189
   Unrealized gain on investments                           3,302               -           4,117               -
   Other taxable temporary differences                      1,089              (6)          1,668               8
--------------------------------------------------------------------------------------------------------------------
                                                            8,542             732           8,637             511
--------------------------------------------------------------------------------------------------------------------
Net deferred tax assets                               $    14,103     $     3,819     $    14,182     $     5,342
====================================================================================================================

The federal deferred benefit arising from the deductibility of state deferred taxes is included as a component of other federal deferred taxes. The net deferred taxes are included in other assets in the accompanying consolidated balance sheets. During 2003 and 2002, the Company recognized, as an adjustment to additional paid-in capital, an income tax benefit of $2,881,000 and $1,769,000, respectively, resulting from the deduction received by the Company upon the exercise of employee stock options. The Company paid net federal and state income taxes of $18,498,000 and $22,903,000 in 2003 and 2002, respectively and received net federal and state income tax refunds of $739,000 in 2001.

9.  CONTINGENCIES

In February 2000, a class action lawsuit was filed against the Company in the state of Florida alleging that the Company failed to follow Florida law when in 1998 it discontinued writing certain health insurance policies and offered new policies to insureds. Plaintiffs claim that the Company wrongfully terminated coverage, improperly notified insureds of conversion rights and charged improper premiums for new coverage. Plaintiffs also allege that the Company's renewal rating methodology violated Florida law. On April 24, 2002, a Circuit Court Judge ruled against the Company and ordered the question of damages be tried at a later date. The earliest the Company expects the trial to be held is the second quarter of 2004. The Company believes its practices were in full compliance with Florida law and is vigorously defending this lawsuit.

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

The Company is involved in various other legal and regulatory actions occurring in the normal course of business. Based on current information, including consultation with outside counsel, management believes any ultimate liability in excess of amounts reserved that may arise from the above-mentioned and all other legal and regulatory actions would not have a material adverse effect on the Company's consolidated financial position or results of operations. However, management's evaluation of the likely impact of these actions could change in the future and an unfavorable outcome could have a material adverse effect on the Company's consolidated financial position, results of operations or cash flow of a future period.


10.  SHAREHOLDERS' EQUITY

STATUTORY FINANCIAL INFORMATION

State insurance laws and regulations prescribe accounting practices for determining statutory net income and equity for insurance companies. These regulations require, among other matters, the filing of financial statements prepared in accordance with statutory accounting practices prescribed or permitted for insurance companies. The statutory capital and surplus of the Company's insurance subsidiaries, United Wisconsin Life Insurance Company and American Medical Security Insurance Company of Georgia, at December 31, 2003 and 2002, was $173,141,000 and $157,487,000, respectively. The combined statutory net income of the Company's insurance subsidiaries was $26,538,000, $13,150,000 and $18,052,000 for 2003, 2002 and 2001, respectively.

State insurance regulations also require the maintenance of a minimum compulsory surplus based on a percentage of premiums written. At December 31, 2003, the Company's insurance subsidiaries were in compliance with these compulsory regulatory requirements.

RESTRICTIONS ON DIVIDENDS FROM SUBSIDIARIES

Dividends paid by the insurance subsidiaries to the parent Company are limited by state insurance regulations. The insurance regulator in the insurer's state of domicile may disapprove any dividend which, together with other dividends paid by an insurance company in the prior 12 months, exceeds the regulatory maximum, computed as the lesser of 10% of statutory capital and surplus or total statutory net gain from operations as of the end of the preceding calendar year. During 2003, regulatory approval was obtained and dividends paid to the parent company by an insurance subsidiary were $2,000,000 in January 2003 and $11,000,000 in December 2003. Based upon the financial statements of the Company's insurance subsidiaries as of December 31, 2003, as filed with the insurance regulators, the amount available for dividend without regulatory approval is $6,300,000 until December 2004, when a dividend of $17,300,000 can be paid without regulatory approval.

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


11.  EMPLOYEE BENEFIT PLANS

RETIREMENT SAVINGS PLAN

The Company's employees are included in a qualified defined contribution plan (the "Retirement Savings Plan") with profit sharing and discretionary savings provisions covering all eligible salaried and hourly employees. Participant contributions up to 6% of the participant's compensation were matched 70% by the Company in 2003 and 2002 and 60% in 2001. Profit sharing contributions to the Retirement Savings Plan are determined annually by the Company. Participants vest in Company contributions in three years. The Company recognized expense associated with the Retirement Savings Plan of $2,079,000, $3,711,000 and $1,881,000 in 2003, 2002 and 2001, respectively. For 2002, the expense includes a profit sharing contribution of $1,287,000 or 2% of eligible wages. No profit sharing contributions were made in 2003 and 2001.

NONQUALIFIED EXECUTIVE RETIREMENT PLAN

The Company has a nonqualified executive retirement plan (the "Nonqualified Plan") to provide key management with the opportunity to accumulate deferred compensation which cannot be accumulated under the Retirement Savings Plan due to compensation limitations imposed by the Internal Revenue Service. The Nonqualified Plan is funded through a rabbi trust and has contribution and investment options similar to those of the Retirement Savings Plan. The Company recognized expense associated with the Nonqualified Plan of $111,000, $116,000 and $53,000 during 2003, 2002 and 2001, respectively.

STOCK BASED COMPENSATION PLANS

The Company has a stock-based compensation plan, the Equity Incentive Plan (the "Plan"), for the benefit of eligible employees and directors of the Company. The Plan permits the grant of nonqualified stock options ("NQSO"), incentive stock options, stock appreciation rights, restricted stock awards and performance awards. Persons eligible to participate in the Plan include all full-time active employees and outside directors of the board of directors. The Plan allows for the granting of up to 4,000,000 shares of which 41,413 shares are available for grant as of December 31, 2003. The Company's 1995 Director Stock Option Plan also permits the grant of NQSOs. The plan allows for the granting of up to 75,000 shares of which 9,000 shares are available for grant as of December 31, 2003.

The terms of incentive stock options and nonqualified stock options granted under the Plan cannot exceed more than 10 and 12 years, respectively, and the option exercise price generally cannot be less than the fair market value of the Company's common stock on the date of grant. The exercise price equaled the fair market value of the Company's common stock at the date of the grant for all of the Company's stock option grants. Incentive stock options and NQSOs are not exercisable in any event prior to six months following the grant date. The Company's outstanding NQSOs generally vest 25% per year for employees and 33.3% per year for directors beginning on the first anniversary of the date of grant and each subsequent anniversary date thereafter provided the employee or director remains in service.

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

The Company has a deferred compensation plan for the benefit of outside directors of the Company who wish to defer the receipt of eligible compensation which they may otherwise be entitled to receive from the Company. Directors who choose to participate in the plan may elect to have their deferred compensation credited to, in whole or in part, either an interest account or a Company stock unit account.

During 1998, the Company and a key executive entered into a deferred stock agreement. Under the agreement the Company has an obligation to issue 73,506 shares of the Company's common stock in the year after employment terminates. As the vesting requirements under this agreement were fully satisfied during 2002, the Company did not incur any expenses related to this agreement in 2003. In 2002 and 2001, expenses of $197,000 and $225,000, respectively, were incurred related to this agreement.

On July 9, 2001, the Company and a key executive entered into a restricted stock agreement. Under the agreement, the Company granted the executive 25,000 shares of common stock, subject to certain rights and restrictions, in exchange for the surrender or cancellation of 443,857 shares of the executive's nonqualified stock options. The 25,000 shares of restricted stock vested in December 2001 upon the occurrence of certain triggering events, as specified under the restricted stock agreement. The Company incurred expense of $139,000 during 2001 related to this agreement.

At December 31, 2003 and 2002, the Company has total deferred compensation payable to employees of $4,574,000 and $4,057,000, respectively.

Stock option activity for all plans is as follows:
                                                                                     Year ended December 31,
                                                                      -----------------------------------------------------
                                                                             2003              2002             2001
---------------------------------------------------------------------------------------------------------------------------
TOTAL NUMBER OF NQSOS
Outstanding at beginning of year                                             2,922,492         3,243,767        3,460,130
Granted                                                                        457,200           245,000          426,000
Exercised                                                                     (693,430)         (350,459)         (26,756)
Forfeited                                                                      (50,500)         (215,816)        (615,607)
---------------------------------------------------------------------------------------------------------------------------
Outstanding at end of year                                                   2,635,762         2,922,492        3,243,767
===========================================================================================================================

Exercisable at end of year                                                   1,801,533         2,004,846        1,826,017
Available for grant at end of year                                              50,413           457,113          486,297

WEIGHTED AVERAGE EXERCISE PRICE OF NQSOS
Outstanding at beginning of year                                               $  9.28           $  9.11           $ 9.86
Granted - Exercise price equals market price on grant date                       14.52             12.24             9.97
Granted - Exercise price is less than market price on grant date                     -                 -                -
Granted - Exercise price exceeds market price on grant date                          -                 -                -
Exercised                                                                         8.30              8.53             5.15
Forfeited                                                                         8.21             11.27            14.09
Outstanding at end of year                                                       10.47              9.28             9.11
Exercisable at end of year                                                        9.50              9.48            10.33

NQSOS BY EXERCISE PRICE RANGE
Range of exercise prices                                               $  3.01 - $8.88   $  3.01 - $8.88  $  3.01 - $8.88
Weighted average exercise price                                                  $6.03             $5.85            $5.75
Weighted average remaining contractual life (years)                               8.30             10.33            10.08
Exercisable at end of year                                                     667,996           775,396          605,954
Outstanding at end of year                                                     737,058         1,165,000        1,471,454
Weighted average exercise price of options exercisable at end of year            $6.11             $5.94            $5.77

Range of exercise prices                                               $10.20 - $14.67   $10.20 - $14.38  $10.20 - $14.38
Weighted average exercise price                                                 $12.02            $11.18           $11.07
Weighted average remaining contractual life (years)                               8.14              9.16             8.78
Exercisable at end of year                                                   1,076,921         1,114,602          964,984
Outstanding at end of year                                                   1,837,088         1,637,644        1,517,234
Weighted average exercise price of options exercisable at end of year           $13.88            $13.45           $11.48

Range of exercise prices                                               $15.34 - $22.74   $15.34 - $22.74  $15.76 - $22.74
Weighted average exercise price                                                 $17.34            $16.74           $16.83
Weighted average remaining contractual life (years)                               5.41              7.66             6.45
Exercisable at end of year                                                      56,616           114,848          255,079
Outstanding at end of year                                                      61,616           119,848          255,079
Weighted average exercise price of options exercisable at end of year           $16.95            $16.80           $16.83

===========================================================================================================================

12.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Selected quarterly financial data for the years ended December 31, 2003 and 2002 are as follows:
                                                                     Quarter
                                             ---------------------------------------------------------
(THOUSANDS, EXCEPT PER SHARE DATA)               First        Second         Third         Fourth         Total
--------------------------------------------------------------------------------------------------------------------
2003
Total revenues                                 $   186,872   $   186,057   $   185,261    $   185,526   $   743,716
Income from continuing operations                    6,597         6,826         7,888          7,267        28,578
Net income                                           6,463         6,769         8,811          7,267        29,310

Earnings per common share - basic:
   Income from continuing operations           $      0.51   $      0.52   $      0.59    $      0.54   $      2.15
   Net income                                         0.50          0.51          0.66           0.54          2.21

Earnings per common share - diluted:
   Income from continuing operations           $      0.49   $      0.49   $      0.55    $      0.50   $      2.03
   Net income                                         0.48          0.48          0.61           0.50          2.08


===================================================================================================================

2002
Total revenues                                 $   202,851   $   198,750   $   194,927    $   189,782   $   786,310
Income from continuing operations                    5,654         5,388         5,814          6,293        23,149
Income before cumulative effect of a
   change in accounting principle                    5,430         5,241         5,738          6,077        22,486
Net income (loss)                                  (54,668)        5,241         5,738          6,077       (37,612)

Earnings per common share - basic:
   Income from continuing operations           $      0.41   $      0.43   $      0.45    $      0.49   $      1.77
   Income before cumulative effect of a
     change in accounting principle                   0.39          0.42          0.45           0.47          1.72
   Net income (loss)                                 (3.96)         0.42          0.45           0.47         (2.88)

Earnings per common share - diluted:
   Income from continuing operations           $      0.39   $      0.39   $      0.42    $      0.47   $      1.67
   Income before cumulative effect of a
     change in accounting principle                   0.37          0.38          0.42           0.45          1.63
   Net income (loss)                                 (3.77)         0.38          0.42           0.45         (2.72)


====================================================================================================================

During the third quarter of 2003, the Company sold its networking subsidiary and reported the sale transaction and the subsidiary's operating results in discontinued operations. See Note 3, "Discontinued Operations" for further discussion regarding the sale.


13.  SEGMENTS OF THE BUSINESS

The Company has two reportable segments: 1) health insurance products; and 2) life insurance products. The Company's health insurance products consist of the following coverages related to small group PPO products: MedOne(R) and small group medical, self-funded medical, dental and short-term disability. Life products consist primarily of group term life insurance. The "All Other" category includes operations not directly related to the business segments and unallocated corporate items (i.e., corporate investment income, interest expense on corporate debt, amortization of goodwill and intangibles and unallocated overhead expenses). The reportable segments are managed separately because they differ in the nature of the products offered and in profit margins.

The Company evaluates segment performance based on income or loss before income taxes, excluding realized gains and losses on the Company's investment portfolio. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Significant intercompany transactions have been eliminated prior to reporting reportable segment information.


Selected financial data for the Company by segment is as follows:
YEAR ENDED DECEMBER 31, 2003:
                                                           Health           Life                           Total
(THOUSANDS)                                               Insurance       Insurance       All Other     Consolidated
--------------------------------------------------------------------------------------------------------------------
REVENUES
   Insurance premiums                                 $   700,242     $    12,176     $         -     $   712,418
   Net investment income                                    6,669             512           6,350          13,531
   Net realized investment gains                                -               -           1,910           1,910
   Other revenue                                           15,573             284               -          15,857
--------------------------------------------------------------------------------------------------------------------
Total revenues                                            722,484          12,972           8,260         743,716

EXPENSES
   Medical and other benefits                             475,646           2,874             (23)        478,497
   Selling, general and administrative                    208,459           4,126           4,697         217,282
   Interest                                                     -               -           1,255           1,255
   Amortization of other intangibles                            -               -             903             903
--------------------------------------------------------------------------------------------------------------------
Total expenses                                            684,105           7,000           6,832         697,937
--------------------------------------------------------------------------------------------------------------------

Income from continuing operations, before tax         $    38,379     $     5,972     $     1,428     $    45,779
====================================================================================================================

As of December 31, 2003:
   Segment assets                                     $   252,367     $    39,497     $   152,223     $   444,087
====================================================================================================================


YEAR ENDED DECEMBER 31, 2002:
                                                          Health            Life                           Total
(THOUSANDS)                                             Insurance        Insurance     All Other       Consolidated
--------------------------------------------------------------------------------------------------------------------
REVENUES
   Insurance premiums                                 $   740,677     $    13,780     $         3     $   754,460
   Net investment income                                    6,671             559           7,775          15,005
   Net realized investment gains                                -               -              39              39
   Other revenue                                           16,685             113               8          16,806
--------------------------------------------------------------------------------------------------------------------
Total revenues                                            764,033          14,452           7,825         786,310

EXPENSES
   Medical and other benefits                             504,645           4,006              19         508,670
   Selling, general and administrative                    225,480           4,559           6,792         236,831
   Interest                                                     -               -           1,848           1,848
   Amortization of other intangibles                            -               -             730             730
--------------------------------------------------------------------------------------------------------------------
Total expenses                                            730,125           8,565           9,389         748,079
--------------------------------------------------------------------------------------------------------------------

Income from continuing operations, before tax         $    33,908     $     5,887     $    (1,564)    $    38,231
====================================================================================================================

As of December 31, 2002:
   Segment assets                                     $   225,502     $    39,452     $   163,986     $   428,940
====================================================================================================================

YEAR ENDED DECEMBER 31, 2001:
                                                          Health            Life                           Total
(THOUSANDS)                                              Insurance       Insurance      All Other       Consolidated
--------------------------------------------------------------------------------------------------------------------
REVENUES
   Insurance premiums                                 $   820,658     $    17,424     $       590     $   838,672
   Net investment income                                    9,197             656           7,590          17,443
   Net realized investment losses                               -               -            (779)           (779)
   Other revenue                                           17,449             154              34          17,637
--------------------------------------------------------------------------------------------------------------------
Total revenues                                            847,304          18,234           7,435         872,973

EXPENSES
   Medical and other benefits                             597,089           6,334            (203)        603,220
   Selling, general and administrative                    242,902           5,446           3,768         252,116
   Interest                                                     -               -           2,877           2,877
   Amortization of goodwill and other intangibles               -               -           3,628           3,628
--------------------------------------------------------------------------------------------------------------------
Total expenses                                            839,991          11,780          10,070         861,841
--------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations,
   before tax                                         $     7,313     $     6,454     $    (2,635)    $    11,132
====================================================================================================================

As of December 31, 2001:
   Segment assets                                     $   299,149     $    41,939     $   131,927     $   473,015
====================================================================================================================


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2003. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2003. There were no material changes in the Company's internal control over financial reporting during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III


ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item with respect to directors and executive officers is incorporated herein by reference to the information included under the headings "Proposal 1 - Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders scheduled for May 18, 2004 (the "2004 Proxy Statement") and the information under the heading "Executive Officers of the Registrant" in Part I of this report. Information required by this item with respect to the Audit Committee and code of ethics is incorporated herein by reference to the information included under the headings "Corporate Governance - Committees of the Board of Directors - Audit Committee," and "Corporate Governance - Code of Ethics," respectively, in the 2004 Proxy Statement, which sections are hereby incorporated by reference. The 2004 Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year.

The Company's Code of Ethical Conduct for Senior Financial Officers is available on the Company's website, WWW.EAMS.COM, in the "Investor" section under "Corporate Governance." Any amendments to, or waivers from, the Code of Ethical Conduct for Senior Financial Officers will be disclosed on the Company's website or in a current report on Form 8-K. The Company's website at this location also contains the Company's Code of Ethical Conduct applicable to all of its directors, officers and employees; the Company's Corporate Governance Principles; and the charters of the Company's Audit, Compensation, Corporate Governance and Nominating, and Finance Committees. The Code of Ethical Conduct for Senior Financial Officers, as well as the Code of Ethical Conduct for all officers, directors and employees; Corporate Governance Principles; and committee charters are also available without charge to any shareholder of record or beneficial owner of the Company's common stock by writing to the corporate secretary at the Company's principal business office, 3100 AMS Boulevard, P. O. Box 19032, Green Bay, Wisconsin, 54307-9032.


ITEM 11.      EXECUTIVE COMPENSATION

Information required by this item is included under the headings "Executive Compensation" and "Corporate Governance - Compensation of Directors" in the 2004 Proxy Statement, which sections are hereby incorporated by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is included under the heading "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in the 2004 Proxy Statement, which sections are hereby incorporated by reference.


ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is included under the heading "Certain Transactions" in the 2004 Proxy Statement, which section is hereby incorporated by reference.


ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is included under the heading "Auditors and Principal Accounting Firm Fees" in the 2004 Proxy Statement, which section is hereby incorporated by reference.

                                     PART IV


ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1 and 2. FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                                                        PAGE IN
                                                                                                       FORM 10-K
                                                                                                         REPORT
The following consolidated financial statements of American Medical Security Group, Inc. and subsidiaries are included in Item 8:

Report of Independent Auditors..........................................................................27
Consolidated Balance Sheets at December 31, 2003 and 2002...............................................28
Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001..............29
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001..............30
Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income (Loss)
   for the years ended December 31, 2003, 2002 and 2001.................................................31
Notes to Consolidated Financial Statements..............................................................32


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

(b)   REPORTS ON FORM 8-K

The Company filed or submitted the following reports on Form 8-K during the fourth quarter of 2003:

   o A Form 8-K dated October 6, 2003, was filed on October 6, 2003, to update the description of the Company's common stock and associated preferred share purchase rights. This description was incorporated by reference into the Company's Form S-8 Registration Statement filed with the Securities and Exchange Commission on October 6, 2003, for the Company's Directors Deferred Compensation Plan.

   o A Form 8-K dated November 3, 2003, was submitted on November 3, 2003, to furnish the Company's earnings release for the quarter ended September 30, 2003. This Form 8-K was "furnished" and shall not be deemed "filed" for purposes of Section 18 of the Securities Act of 1934, nor shall it be deemed incorporated by reference in this Form 10-K.

After the end of the quarter, a Form 8-K dated February 2, 2004, was submitted on February 2, 2004, to furnish the Company's earnings release for the year and quarter ended December 31, 2003. This Form 8-K was "furnished" and shall not be deemed "filed" for purposes of Section 18 of the Securities Act of 1934, nor shall it be deemed incorporated by reference in this Form 10-K.

(c)   EXHIBITS

See the Exhibit Index following the Signature page of this report.

(d)   FINANCIAL STATEMENT SCHEDULES

The financial statement schedules referenced in Item 15(a) are as follows.

                                                                     SCHEDULE II

AMERICAN MEDICAL SECURITY GROUP, INC.
(Parent Company Only)


CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEETS


                                                               December 31,
(THOUSANDS)                                                2003            2002
--------------------------------------------------------------------------------

ASSETS
Investments:
   Fixed maturity securities available for sale,
   at fair value                                    $    14,168     $         -

Cash and cash equivalents                                 6,862             972

Other assets:
   Investment in consolidated subsidiaries              192,846         175,835
   Goodwill                                              32,138          32,138
   Other intangibles, net                                 1,957           2,860
   Due from affiliates                                    3,000           4,388
   Other assets                                           1,221             510
--------------------------------------------------------------------------------
Total other assets                                      231,162         215,731
--------------------------------------------------------------------------------

Total assets                                        $   252,192     $   216,703
================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Notes payable                                    $    30,158     $    30,158
   Taxes payable                                          2,967           2,819
   Other liabilities                                      1,243             976
--------------------------------------------------------------------------------
Total liabilities                                        34,368          33,953

Shareholders' equity:
   Common stock                                          16,654          16,654
   Paid-in capital                                      194,431         189,813
   Retained earnings                                     32,168           2,858
   Accumulated other comprehensive income                 6,133           7,646
   Treasury stock                                       (31,562)        (34,221)
--------------------------------------------------------------------------------
Total shareholders' equity                               217,824         182,750
--------------------------------------------------------------------------------

Total liabilities and shareholders' equity           $   252,192     $   216,703
================================================================================

                                                                     SCHEDULE II

AMERICAN MEDICAL SECURITY GROUP, INC.
(Parent Company Only)


CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF OPERATIONS


                                                  Year ended December 31,
                                           -------------------------------------
(THOUSANDS)                                 2003            2002            2001
--------------------------------------------------------------------------------

REVENUES
   Fees from consolidated subsidiaries   $  4,604       $  4,752       $  4,427
   Other revenue                              122             27            103
--------------------------------------------------------------------------------
Total revenues                              4,726          4,779          4,530

EXPENSES
   General and administrative               2,767          3,068            563
   Interest                                   976          1,458          2,377
   Amortization of goodwill and other
      intangibles                             903            365            563
--------------------------------------------------------------------------------
Total expenses                              4,646          4,891          3,503
--------------------------------------------------------------------------------

Income (loss) before the following items       80           (112)         1,027

Income tax expense (benefit)                 (467)         1,777            874
--------------------------------------------------------------------------------

Income (loss) before the following items      547         (1,889)           153

Equity in net income of subsidiaries,
      including income (loss) from
      discontinued operations              28,763         24,375          4,022
--------------------------------------------------------------------------------

Income before cumulative effect of a
      change in accounting principle       29,310         22,486          4,175

Cumulative effect of a change in
      accounting principle                      -        (60,098)             -
--------------------------------------------------------------------------------

Net income (loss)                       $   29,310      $(37,612)      $  4,175
================================================================================

                                                                     SCHEDULE II

AMERICAN MEDICAL SECURITY GROUP, INC.
(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS

                                                                                Year ended December 31,
                                                                    ------------------------------------------------
(THOUSANDS)                                                              2003            2002            2001
--------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                                     $    29,310     $   (37,612)    $     4,175
Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
     Due from affiliates                                                    1,508          (5,022)              -
     Cumulative effect of change in accounting principle                        -          60,098               -
     Equity in net income of subsidiaries                                 (28,763)        (24,375)         (4,022)
     Dividends received from subsidiaries                                  13,000          25,000               -
     Amortization of intangibles                                              903             365             563
     Deferred income tax expense (benefit)                                   (522)            (38)             72
     Changes in operating accounts:
       Net other assets and liabilities                                       223             969           2,481
--------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                  15,659          19,385           3,269

INVESTING ACTIVITIES
Purchases of available for sale securities                                (14,170)              -               -
--------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                     (14,170)              -               -

FINANCING ACTIVITIES
Exercise of stock options                                                   5,759           2,990             413
Purchase of treasury stock                                                 (1,358)        (19,540)         (2,216)
Proceeds from notes payable borrowings                                          -          30,158               -
Repayment of notes payable                                                      -         (35,158)              -
--------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                         4,401         (21,550)         (1,803)

Cash and cash equivalents:
   Net increase (decrease) during year                                      5,890          (2,165)          1,466
   Balance at beginning of year                                               972           3,137           1,671
--------------------------------------------------------------------------------------------------------------------
Balance at end of year                                                $     6,862     $       972     $     3,137
====================================================================================================================

                                                                    SCHEDULE III

AMERICAN MEDICAL SECURITY GROUP, INC.


SUPPLEMENTARY INSURANCE INFORMATION


                            Deferred     Medical and
                             Policy         Other                       Other
SEGMENT                    Acquisition     Benefits     Advance     Policyholder
(THOUSANDS)                   Costs        Payable      Premiums        Funds
--------------------------------------------------------------------------------

DECEMBER 31, 2003:
Health                    $         -   $   119,891   $    15,245   $        -
Life                                -         9,848           620            -
All Other                           -            70             -            -
--------------------------------------------------------------------------------
Total                     $         -   $   129,809   $    15,865   $        -
================================================================================

DECEMBER 31, 2002:
Health                    $         -   $   123,797   $    14,412   $        -
Life                                -        10,570           788            -
All Other                           -           112             -            -
--------------------------------------------------------------------------------
Total                     $         -   $   134,479   $    15,200   $        -
================================================================================

DECEMBER 31, 2001:
Health                    $         -   $   125,834   $    15,912   $        -
Life                                -         9,480           825            -
All Other                           -           190             -            -
--------------------------------------------------------------------------------
Total                     $         -   $   135,504   $    16,737   $        -
================================================================================



                                                                       Amortization of
                                                           Medical and    Deferred
                                                 Net          Other        Policy         Other
SEGMENT                          Premium     Investment      Benefit     Acquisition    Operating      Premiums
(THOUSANDS)                      Revenue       Income       Expenses        Costs       Expenses        Written
--------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 2003:
Health                          $   700,242   $     6,669   $   475,646   $         -   $   208,459   $   701,075
Life                                 12,176           512         2,874             -         4,126
All Other                                 -         6,350           (23)            -         4,697             -
----------------------------------------------------------------------------------------------------
Total                           $   712,418   $    13,531   $   478,497   $         -   $   217,282
====================================================================================================

DECEMBER 31, 2002:
Health                          $   740,677   $     6,671   $   504,645   $         -   $   225,480   $   739,177
Life                                 13,780           559         4,006             -         4,559
All Other                                 3         7,775            19             -         6,792             3
----------------------------------------------------------------------------------------------------
Total                           $   754,460   $    15,005   $   508,670   $         -   $   236,831
====================================================================================================

DECEMBER 31, 2001:
Health                          $   820,658   $     9,197   $   597,089   $         -   $   242,902   $   819,756
Life                                 17,424           656         6,334             -         5,446
All Other                               590         7,590          (203)            -         3,768           590
----------------------------------------------------------------------------------------------------
Total                           $   838,672   $    17,443   $   603,220   $         -   $   252,116
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

                                                                     SCHEDULE IV

AMERICAN MEDICAL SECURITY GROUP, INC.


REINSURANCE

                                                                                                        Percentage
                                                             Ceded to       Assumed                     Of Amount
                                              Direct           Other       from Other        Net         Assumed
(THOUSANDS)                                  Business        Companies     Companies        Amount        to Net
--------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 2003:
Life insurance in force                     $  6,813,836    $ 5,005,726    $        -     $ 1,808,110         0.0%

Premiums:
   Accident and Health                      $    703,683    $     3,458    $       17     $   700,242         0.0%
   Life                                           27,557         15,381             -          12,176         0.0%
-------------------------------------------------------------------------------------------------------
Total Premiums                              $    731,240    $    18,839    $       17     $   712,418         0.0%
=======================================================================================================

YEAR ENDED DECEMBER 31, 2002:

Life insurance in force                     $   8,101,953   $  6,114,861   $         -    $  1,987,092        0.0%

Premiums:
   Accident and Health                      $     741,653   $      1,973   $     1,000    $    740,680        0.1%
   Life                                            32,831         19,051             -          13,780        0.0%
-------------------------------------------------------------------------------------------------------
Total Premiums                              $     774,484   $     21,024   $     1,000    $    754,460        0.1%
=======================================================================================================

YEAR ENDED DECEMBER 31, 2001:

Life insurance in force                     $   9,351,321   $  6,913,662   $         -    $  2,437,659        0.0%

Premiums:
   Accident and Health                      $     822,203   $      2,408   $     1,453    $    821,248        0.2%
   Life                                            36,491         19,069             2          17,424        0.0%
-------------------------------------------------------------------------------------------------------
Total Premiums                              $     858,694   $     21,477   $     1,455    $    838,672        0.2%
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

                                                                      SCHEDULE V

AMERICAN MEDICAL SECURITY GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS

                                                                           Additions
                                                             Balance at    Charged to
                                                             Beginning     Costs and                    Balance at
(THOUSANDS)                                                  of Period      Expenses      Deductions   End of Period
--------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 2003:
Allowance for bad debts                                      $       120   $        26    $       133   $        13
Valuation allowance for deferred taxes                             5,359         1,757          1,790         5,326
--------------------------------------------------------------------------------------------------------------------
Total                                                        $     5,479   $     1,783    $     1,923   $     5,339
====================================================================================================================


YEAR ENDED DECEMBER 31, 2002:
Allowance for bad debts                                      $     1,292   $         -    $     1,172   $       120
Valuation allowance for deferred taxes                             5,394            13             48         5,359
--------------------------------------------------------------------------------------------------------------------
Total                                                        $     6,686   $        13    $     1,220   $     5,479
====================================================================================================================


YEAR ENDED DECEMBER 31, 2001:
Allowance for bad debts                                      $       344   $     1,250    $       302   $     1,292
Valuation allowance for deferred taxes                             3,861         1,810            277         5,394
--------------------------------------------------------------------------------------------------------------------
Total                                                        $     4,205   $     3,060    $       579   $     6,686
====================================================================================================================

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AMERICAN MEDICAL SECURITY GROUP, INC.

Date:    March 12, 2004                   By:      /s/ SAMUEL V. MILLER
                                          Samuel V. Miller, Chairman, President,
                                          and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.*

    SIGNATURE                         TITLE
/s/ SAMUEL V. MILLER             Chairman of the Board, President and Chief
Samuel V. Miller                   Executive Officer; Director

/s/ JOHN R. LOMBARDI             Executive Vice President, Chief Financial
John R. Lombardi                   Officer and Treasurer (Principal Financial
                                   Officer and Principal Accounting Officer)

/s/ ROGER H. BALLOU              Director
Roger H. Ballou

/s/ W. FRANCIS BRENNAN           Director
W. Francis Brennan

/s/ MARK A. BRODHAGEN            Director
Mark A. Brodhagen

/s/ LOUIS C. FORNETTI            Director
Louis C. Fornetti

/s/ EUGENE A. MENDEN             Director
Eugene A. Menden

/s/ EDWARD L. MEYER, JR          Director
Edward L. Meyer, Jr.

/s/ MICHAEL T. RIORDAN           Director
Michael T. Riordan

/s/ H.T. RICHARD SCHREYER        Director
H.T. Richard Schreyer

/s/ FRANK L. SKILLERN            Director
Frank L. Skillern

/s/ J. GUS SWOBODA               Director
J. Gus Swoboda

*Each of the above signatures is affixed as of March 12, 2004.


                      AMERICAN MEDICAL SECURITY GROUP, INC.
                          (COMMISSION FILE NO. 1-13154)

                                  EXHIBIT INDEX
                                       TO
                             FORM 10-K ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 2003

EXHIBIT                                                     INCORPORATED HEREIN                     FILED
NUMBER               DOCUMENT DESCRIPTION                   BY REFERENCE TO                         HEREWITH
3.1                  Amended and Restated Articles of       Exhibit 3.1 to the Registrant's Form
                     Incorporation of Registrant dated as   10-Q for the quarter ended June 30,
                     of May 27, 2003                        2003 (the "6/30/03 10-Q")

3.2                  Bylaws of Registrant as amended and    Exhibit 3.2 to the 6/30/03 10-Q
                     restated May 21, 2003

4.1                  Credit Agreement dated as of           Exhibit 4.1(a) to the Registrant's
                     December 30, 2002, among the           Form 10-K for the year ended December
                     Registrant, LaSalle Bank National      31, 2002 (the "2002 10-K")
                     Association and other Lenders

4.2(a)               Rights Agreement, dated as of August   Exhibit 1 to the Registrant's
                     9, 2001, between the Registrant and    Registration Statement on Form 8-A
                     Firstar Bank, N.A., as Rights Agents   filed August 14, 2001 and Exhibit 4
                     (the "Rights Agreement'), including    to the Registrant's Current Report on
                     the form of Rights Certificate as      Form 8-K dated August 9, 2001, and
                     Exhibit B thereto                      filed on August 14, 2001

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

10.1*                Equity Incentive Plan as amended                                               X
                     through February 18, 2004

10.2*                Form of Nonqualified Stock Option      Exhibit 10.2 to the Registrant's Form
                     Award Agreement for Officers           10-K for the year ended December 31,
                                                            1998 (the "1998 10-K")

10.3*                Form of Nonqualified Stock Option      Exhibit 10.3 to Registrant's Form
                     Award Agreement for Directors          10-K for the year ended December 31,
                                                            1999 (the "1999 10-K")



                                      EX-1


EXHIBIT                                                     INCORPORATED HEREIN                     FILED
NUMBER               DOCUMENT DESCRIPTION                   BY REFERENCE TO                         HEREWITH

10.4*                Form of Restricted Stock Agreement                                             X
                     for Directors

10.5*                Deferred Stock Agreement between the   Exhibit 10.3 to 1998 10-K
                     Registrant and Samuel V. Miller

10.6*                1995 Director Stock Option Plan as     Exhibit 10.5 to the Registrant's Form
                     amended November 29, 2001              10-K for the year ended December 31,
                                                            2001 (the "2001 10-K")

10.7*                Directors Deferred Compensation Plan   Exhibit 10.6 to 1999 10-K
                     adopted November 17, 1999

10.8*                Voluntary Deferred Compensation Plan   Exhibit 10.7 to 1999 10-K
                     as Amended and Restated effective
                     September 25, 1998

10.9(a)*             Deferred Compensation Trust            Exhibit 10.48 to the Registrant's
                                                            Form 10-K for the year ended
                                                            December 31, 1997

10.9(b)*             First Amendment to the Deferred        Exhibit 10.9 to 1999 10-K
                     Compensation Trust

10.10*               Executive Reimbursement Group          Exhibit 10.8 to 1998 10-K
                     Insurance Policy

10.11*               Change of Control Severance Benefit    Exhibit 10.11(b) to 2001 10-K
                     Plan as amended and restated
                     November 29, 2001

10.12*               Severance Benefit for Certain          Exhibit 10.10 to 1998 10-K
                     Executive Officers

10.13*               Description of Executive Management                                            X
                     Incentive Program

10.14*               Executive Annual Incentive Plan as     Exhibit 10.14 to 2002 10-K
                     amended through February 19, 2003

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

10.15(b)*            Amendment dated as of November 29,     Exhibit 10.15(b) to 2001 10-K
                     2001 to Employment Agreement of CEO

10.15(c)*            Amendment dated as of January 1,                                               X
                     2004 to Employment Agreement of CEO


                                      EX-2


EXHIBIT                                                     INCORPORATED HEREIN                     FILED
NUMBER               DOCUMENT DESCRIPTION                   BY REFERENCE TO                         HEREWITH

10.16(a)*            Nonqualified Executive Retirement      Exhibit 10 to the Registrant's Form
                     Plan effective April 1, 2000           10-Q for the quarter ended March 31,
                                                            2000

10.16(b)*            Amendment No. 1 dated January 20,      Exhibit 10.16(b) to 2002 10-K
                     2003 to Nonqualified Executive
                     Retirement Plan

21                   Subsidiaries of the Registrant                                                 X

23                   Consent of Ernst & Young LLP                                                   X

31.1                 Certification of Chief Executive                                               X
                     Officer pursuant to Rule 13a-14(a)
                     and Rule 15d-14(a) of the Securities
                     Exchange Act of 1934, as amended

31.2                 Certification of Chief Financial                                               X
                     Officer pursuant to Rule 13a-14(a)
                     and Rule 15d-14(a) of the Securities
                     Exchange Act of 1934, as amended

32                   Certification of Chief Executive                                               X
                     Officer and Chief Financial Officer
                     pursuant to 18 U.S.C. Section 1350,
                     as adopted pursuant to Section 906
                     of the Sarbanes-Oxley Act of 2002


* Indicates compensatory plan or arrangement.



                                      EX-3