Form 10-Q
period 2004-03-31
AMERICAN MEDICAL SECURITY GROUP INC
filed 2004-05-06
CIK 878897

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


         [X] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004
         OR
         [ ] Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
         For the transition period from                   to
                                        -----------------    -----------------

                         COMMISSION FILE NUMBER 1-13154


                      AMERICAN MEDICAL SECURITY GROUP, INC.
             (Exact name of Registrant as specified in its charter)

             WISCONSIN                                  39-1431799
     (State of Incorporation)              (I.R.S. Employer Identification No.)

        3100 AMS BOULEVARD
       GREEN BAY, WISCONSIN                             54313
(Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code:  (920) 661-1111



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

 Common stock, no par value, outstanding as of April 30, 2004: 13,554,383 shares

                      AMERICAN MEDICAL SECURITY GROUP, INC.

                                      INDEX


PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets
              March 31, 2004 and December 31, 2003.............................3

          Condensed Consolidated Statements of Operations
              Three months ended March 31, 2004 and 2003.......................4

          Condensed Consolidated Statements of Cash Flows
              Three months ended March 31, 2004 and 2003.......................5

          Notes to Condensed Consolidated Financial Statements
              March 31, 2004...................................................6

Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations.............................11

Item 3.   Quantitative and Qualitative Disclosures About Market Risk..........17

Item 4.   Controls and Procedures.............................................17

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings...................................................18

Item 6.   Exhibits and Reports on Form 8-K....................................19

Signatures....................................................................20

Exhibit Index...............................................................EX-1

PART I        FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

AMERICAN MEDICAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                                      March 31,      December 31,
(THOUSANDS, EXCEPT SHARE DATA)                                                           2004            2003
--------------------------------------------------------------------------------------------------------------------
                                                                                     (Unaudited)
ASSETS
Investments:
   Fixed maturity securities available for sale, at fair value                       $   313,813     $   302,277
   Fixed maturity securities held to maturity, at amortized cost                           3,170           3,377
   Trading securities, at fair value                                                       1,582           1,424
--------------------------------------------------------------------------------------------------------------------
Total investments                                                                        318,565         307,078


Cash and cash equivalents                                                                 18,716          17,289
Property and equipment, net                                                               37,441          37,446
Goodwill                                                                                  32,138          32,138
Other intangibles, net                                                                     1,794           1,957
Other assets                                                                              44,594          48,179
--------------------------------------------------------------------------------------------------------------------
Total assets                                                                         $   453,248     $   444,087
====================================================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Medical and other benefits payable                                                $   123,426     $   129,809
   Advance premiums                                                                       16,902          15,865
   Payables and accrued expenses                                                          22,539          24,099
   Notes payable                                                                          30,158          30,158
   Other liabilities                                                                      28,436          26,332
--------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                        221,461         226,263


Shareholders' equity:
   Common stock (no par value, $1 stated value, 50,000,000 shares authorized,
     16,654,315 issued and 13,549,383 outstanding at March 31, 2004,
     16,654,315 issued and 13,511,183 outstanding at December 31, 2003)                   16,654          16,654
   Paid-in capital                                                                       194,426         194,431
   Retained earnings                                                                      43,167          32,168
   Accumulated other comprehensive income (net of taxes of
     $4,776 at March 31, 2004 and $3,302 at December 31, 2003)                             8,869           6,133
   Treasury stock (3,104,932 shares at March 31, 2004
     and 3,143,132 shares at December 31, 2003, at cost)                                 (31,329)        (31,562)
--------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                               231,787         217,824
--------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                           $   453,248     $   444,087
====================================================================================================================

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN MEDICAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                                                                           Three Months Ended
                                                                                               March 31,
                                                                                     -------------------------------
(THOUSANDS, EXCEPT PER COMMON SHARE DATA)                                                 2004            2003
--------------------------------------------------------------------------------------------------------------------
REVENUES
   Insurance premiums                                                                  $   177,722     $   179,055
   Net investment income                                                                     3,538           3,402
   Net realized investment gains                                                                65             375
   Other revenue                                                                             4,249           4,040
--------------------------------------------------------------------------------------------------------------------
Total revenues                                                                             185,574         186,872


EXPENSES
   Medical and other benefits                                                              113,166         120,598
   Selling, general and administrative                                                      54,527          55,103
   Interest                                                                                    221             339
   Amortization of intangibles                                                                 163             238
--------------------------------------------------------------------------------------------------------------------
Total expenses                                                                             168,077         176,278
--------------------------------------------------------------------------------------------------------------------

Income from continuing operations, before income tax expense                                17,497          10,594

Income tax expense                                                                           6,498           3,997
--------------------------------------------------------------------------------------------------------------------

Income from continuing operations                                                           10,999           6,597

Loss from discontinued operations                                                                -            (134)
--------------------------------------------------------------------------------------------------------------------

Net income                                                                             $    10,999     $     6,463
====================================================================================================================


Earnings (loss) per common share - basic:
   Income from continuing operations                                                   $      0.81     $      0.51
   Loss from discontinued operations                                                             -           (0.01)
--------------------------------------------------------------------------------------------------------------------
Net income                                                                             $      0.81     $      0.50
====================================================================================================================


Earnings (loss) per common share - diluted:
   Income from continuing operations                                                   $      0.75     $      0.49
   Loss from discontinued operations                                                             -           (0.01)
--------------------------------------------------------------------------------------------------------------------
Net income                                                                             $      0.75     $      0.48
====================================================================================================================


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN MEDICAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                                                                          Three Months Ended
                                                                                              March 31,
                                                                                   ---------------------------------
(THOUSANDS)                                                                              2004            2003
--------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                           $    10,999     $     6,463
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                                                         2,230           2,520
     Net realized investment gains                                                           (65)           (375)
     Change in trading securities                                                           (158)           (216)
     Deferred income tax expense (benefit)                                                 1,564          (1,154)
     Changes in operating accounts:
       Other assets                                                                          559          (3,698)
       Medical and other benefits payable                                                 (6,383)         (2,829)
       Advance premiums                                                                    1,037           2,100
       Payables and accrued expenses                                                      (1,560)         (5,675)
       Other liabilities                                                                   2,199            (711)
--------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                       10,422          (3,575)

INVESTING ACTIVITIES
Purchases of available for sale securities                                               (27,879)        (42,425)
Proceeds from sale of available for sale securities                                       16,026          36,959
Proceeds from maturity of available for sale securities                                    4,125           1,775
Proceeds from maturity of held to maturity securities                                        200               -
Purchases of property and equipment                                                       (1,588)         (2,845)
Proceeds from sale of property and equipment                                                   -               2
--------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                     (9,116)         (6,534)

FINANCING ACTIVITIES
Exercise of stock options                                                                    121             845
Purchase of treasury stock                                                                     -            (660)
Repayment of notes payable                                                                     -            (300)
--------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                          121            (115)
--------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents:
   Net change                                                                              1,427         (10,224)
   Balance at beginning of year                                                           17,289          30,620
--------------------------------------------------------------------------------------------------------------------
Balance at end of period                                                             $    18,716     $    20,396
====================================================================================================================


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN MEDICAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2004


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States ("GAAP") for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the American Medical Security Group, Inc. (the "Company") Annual Report on Form 10-K for the year ended December 31, 2003.


2.  STOCK-BASED COMPENSATION

The Company has stock-based compensation plans for the benefit of eligible employees and directors of the Company, which are described more fully in Note 11 in the Company's 2003 Annual Report on Form 10-K. During the first quarter of 2004, the Company granted 20,700 shares of restricted stock to outside members of the Company's Board of Directors. As a result, the Company's first quarter 2004 statement of operations includes compensation expense of $24,000, net of tax.

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


                                                                                           Three Months Ended
                                                                                               March 31,
                                                                                     -------------------------------
(THOUSANDS, EXCEPT PER COMMON SHARE DATA)                                                 2004            2003
--------------------------------------------------------------------------------------------------------------------
Net income, as reported                                                                $    10,999     $     6,463
Add: Stock-based compensation expense included in
   reported net income, net of tax                                                              24               -
Deduct: Stock-based compensation expense in accordance
   with the fair value method of Statement 123, net of tax                                    (354)           (385)
--------------------------------------------------------------------------------------------------------------------
Pro forma net income                                                                   $    10,669     $     6,078
====================================================================================================================


Net income per common share, as reported:
   Basic                                                                               $      0.81     $      0.50
   Diluted                                                                             $      0.75     $      0.48

Pro forma net income per common share:
   Basic                                                                               $      0.78     $      0.47
   Diluted                                                                             $      0.73     $      0.45


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


3.  DISCONTINUED OPERATIONS

During the third quarter of 2003, the Company sold all of the outstanding common shares of its preferred provider organization network subsidiary, Accountable Health Plans of America, Inc. ("AHP"). The network contracted with more than 900 hospitals and 100,000 physicians in eight primary states: Arizona, Florida, Iowa, Nebraska, North Dakota, South Dakota, Texas and Wisconsin. Subject to the terms of the agreement, AHP will continue to provide network services to the Company for five years. At the time of the sale, AHP served approximately 13% of the Company's members. The period ended March 31, 2003 as presented in the Company's statements of operations has been reclassified to exclude the results of the discontinued networking business from reported income from continuing operations.


4.  PHARMACY BENEFITS MANAGER SETTLEMENT

During the first quarter of 2004, the Company reached an agreement with its former pharmacy benefits manager settling a dispute related to pricing and prescription drug fees charged from 1995 through 2002. As a result of the settlement, the Company received a cash payment of $5.9 million, and the Company's first quarter 2004 financial results include a one-time gain of approximately $3.4 million or $0.23 per diluted share, net of taxes and other related expenses. Due to the fact that the settlement resulted in a refund of claim expenses, the Company's health segment loss ratio benefited by 3.0% during the first quarter of 2004.


5.  EARNINGS PER COMMON SHARE ("EPS")

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

The following table illustrates the computation of EPS for income from continuing operations and provides a reconciliation of the number of weighted average basic and diluted shares outstanding:

                                                                                           Three Months Ended
                                                                                               March 31,
                                                                                     -------------------------------
(THOUSANDS, EXCEPT PER COMMON SHARE DATA)                                                 2004            2003
--------------------------------------------------------------------------------------------------------------------
Numerator:
   Income from continuing operations                                                   $    10,999     $     6,597
====================================================================================================================

Denominator:
   Denominator for basic EPS                                                                13,627          12,981
   Effect of dilutive employee stock options                                                   958             593
--------------------------------------------------------------------------------------------------------------------
   Denominator for diluted EPS                                                              14,585          13,574
====================================================================================================================

Earnings per common share - income from continuing operations:
     Basic                                                                             $      0.81     $      0.51
     Diluted                                                                           $      0.75     $      0.49
====================================================================================================================

Certain options to purchase shares of common stock were not included in the computation of diluted earnings per common share for the three months ended March 31, 2003 because the options' exercise prices were greater than the average market price of the outstanding common shares for the period and, therefore, the effect would be antidilutive.


6.  COMPREHENSIVE INCOME

Under existing accounting standards, comprehensive income for the Company includes net income and unrealized gains and losses, net of income tax effects, on certain investments in debt and equity securities. Comprehensive income for the Company is calculated as follows:

                                                                                           Three Months Ended
                                                                                               March 31,
                                                                                     -------------------------------
(THOUSANDS)                                                                               2004            2003
--------------------------------------------------------------------------------------------------------------------
Net income                                                                             $    10,999     $     6,463
Unrealized gain on available for sale securities                                             2,736             444
--------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                                   $    13,735     $     6,907
====================================================================================================================


7.  CONTINGENCIES

In February 2000, a class action lawsuit was filed against the Company in the state of Florida alleging that the Company failed to follow Florida law when in 1998 it discontinued writing certain health insurance policies and offered new policies to insureds. Plaintiffs claim that the Company wrongfully terminated coverage, improperly notified insureds of conversion rights and charged improper premiums for new coverage. Plaintiffs also allege that the Company's renewal rating methodology violated Florida law. In 2002, a Circuit Court Judge ruled against the Company and ordered the question of damages be tried at a later date. The Company believes a trial could not be held before the fourth quarter of 2004. The Company believes its practices were in full compliance with Florida law and is vigorously defending itself in this lawsuit.

The Company is a defendant in a number of lawsuits in various states, primarily Alabama, alleging misrepresentation of the rating methodology used by the Company with respect to certain MedOne(R) products purchased by the plaintiffs. These lawsuits commonly seek unspecified damages for misrepresentation and emotional distress in addition to punitive damages. Some of these cases involve multiple plaintiffs. The cases are in various stages of litigation. The Company believes that these lawsuits are unfounded because the Company properly disclosed the nature of the products sold. The Company also believes the subject matter of the lawsuits falls under the primary jurisdiction of state insurance departments. The Company has reached an agreement of settlement regarding a class action lawsuit involving these issues in Alabama and Georgia. The settlement has received preliminary court approval, with final approval expected in September 2004. The Company is vigorously defending itself in the other pending actions.

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

8.  SEGMENT INFORMATION

The Company has two reportable segments: 1) health insurance products; and 2) life insurance products. The Company's health insurance products consist of the following coverages related to preferred provider organization products:
MedOne(R) (for individuals and families) and small group medical, self-funded medical, dental and short-term disability. Life products consist primarily of group term life insurance. The "All other" category includes operations not directly related to the business segments and unallocated corporate items (i.e., corporate investment income, interest expense on corporate debt, amortization of intangibles and unallocated overhead expenses). The reportable segments are managed separately because they differ in the nature of the products offered and in profit margins.

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

A reconciliation of segment income before income taxes to consolidated income from continuing operations is as follows:

                                                                                           Three Months Ended
SEGMENT SUMMARY                                                                                March 31,
                                                                                     -------------------------------
(THOUSANDS)                                                                               2004            2003
--------------------------------------------------------------------------------------------------------------------
Health segment                                                                         $    15,461     $     8,997
Life segment                                                                                 1,522           1,403
All other                                                                                      514             194
--------------------------------------------------------------------------------------------------------------------
Income from continuing operations, before tax                                          $    17,497     $    10,594
====================================================================================================================

Operating results and statistics for each of the Company's segments are as follows:

                                                                                           Three Months Ended
HEALTH SEGMENT                                                                                 March 31,
                                                                                     -------------------------------
(THOUSANDS, EXCEPT MEMBERSHIP DATA)                                                       2004            2003
--------------------------------------------------------------------------------------------------------------------

REVENUES
   Insurance premiums                                                                  $   174,810     $   175,924
   Net investment income                                                                     1,568           1,715
   Other revenue                                                                             4,193           3,965
--------------------------------------------------------------------------------------------------------------------
Total revenues                                                                             180,571         181,604


EXPENSES
   Medical and other benefits                                                              112,565         119,783
   Selling, general and administrative                                                      52,545          52,824
--------------------------------------------------------------------------------------------------------------------
Total expenses                                                                             165,110         172,607
--------------------------------------------------------------------------------------------------------------------
Income from continuing operations, before tax                                          $    15,461     $     8,997
====================================================================================================================


Loss ratio                                                                                   64.4%           68.1%
Expense ratio                                                                                27.7%           27.8%
--------------------------------------------------------------------------------------------------------------------
Combined ratio                                                                               92.1%           95.9%
====================================================================================================================


Health membership at end of period:
   Fully-insured medical                                                                   269,697         278,091
   Self-funded medical                                                                      44,400          42,704
   Dental                                                                                  222,118         231,508
--------------------------------------------------------------------------------------------------------------------
Total health membership                                                                    536,215         552,303
====================================================================================================================

                                                                                           Three Months Ended
LIFE SEGMENT                                                                                   March 31,
                                                                                     -------------------------------
(THOUSANDS, EXCEPT MEMBERSHIP DATA)                                                       2004            2003
--------------------------------------------------------------------------------------------------------------------
REVENUES
   Insurance premiums                                                                  $     2,912     $     3,131
   Net investment income                                                                       121             133
   Other revenue                                                                                56              75
--------------------------------------------------------------------------------------------------------------------
Total revenues                                                                               3,089           3,339

EXPENSES
   Medical and other benefits                                                                  601             837
   Selling, general and administrative                                                         966           1,099
--------------------------------------------------------------------------------------------------------------------
Total expenses                                                                               1,567           1,936
--------------------------------------------------------------------------------------------------------------------
Income from continuing operations, before tax                                          $     1,522     $     1,403
====================================================================================================================

Loss ratio                                                                                   20.6%           26.7%
Expense ratio                                                                                31.3%           32.7%
--------------------------------------------------------------------------------------------------------------------
Combined ratio                                                                               51.9%           59.4%
====================================================================================================================

Life membership at end of period                                                           132,437         144,207
====================================================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


BUSINESS OVERVIEW

American Medical Security Group, Inc., together with its subsidiary companies (the "Company"), is a provider of individual and small employer group insurance products. The Company's principal product offerings are medical insurance for small employer groups and medical insurance marketed to individuals and their families ("MedOne(R)"). The Company also offers dental, life, prescription drug, disability and accidental death insurance, and provides self-funded benefit administration. The Company has two reportable segments: health insurance products (which accounted for approximately 98% of the Company's total premium revenues for the quarters ended March 31, 2004 and 2003) and life insurance products. The Company markets its products in 32 states and the District of Columbia through independent agents. The Company has approximately 75 sales managers and representatives located in sales offices throughout the United States to support the independent agents. The Company's products generally provide discounts to members that utilize preferred provider organizations with which the Company contracts.


FINANCIAL RESULTS SUMMARY

For the three months ended March 31, 2004, the Company reported net income of $11.0 million or $0.75 per diluted share compared to net income for the first three months of the prior year of $6.5 million or $0.48 per diluted share. The increase in earnings primarily resulted from an agreement reached between the Company and its former pharmacy benefits manager settling a dispute related to pricing and prescription drug fees charged to the Company from 1995 through 2002 (the "PBM settlement"). As a result of the PBM settlement, the Company received a cash payment of $5.9 million, and the Company's first quarter 2004 financial results include a one-time gain of $3.4 million or $0.23 per diluted share, net of taxes and other related expenses. The remainder of the earnings increase is attributable to improved profit margins primarily from a lower loss ratio and slightly lower expense ratio.

INSURANCE PREMIUM REVENUE AND MEMBERSHIP

Insurance premium revenue for the three months ended March 31, 2004 decreased to $177.7 million from $179.1 million for the corresponding period in 2003. The decrease primarily resulted from a trend of declining membership. Total health membership declined from 552,303 members at March 31, 2003 to 536,215 members at March 31, 2004. Management believes the membership decrease from the prior year was due in large part to a drop in dental membership, competitive pressures and attrition among existing small employer groups resulting from a continued soft job market. The impact of rapidly rising health care costs and the cost of health insurance coverage continues to be a major challenge faced by individuals and small business owners, the Company's primary market.

To help mitigate the impact of rising health care costs, the Company has refined its product offerings, so that insurance consumers have a greater financial stake in their health care decisions. In exchange for higher deductibles and copayments, the Company's products attempt to offer more affordable premiums. This has resulted in a moderation of the premium increases realized by the Company from its continuing membership. The Company also has reorganized its sales and marketing unit to focus more management oversight on membership and revenue growth. The position of chief marketing officer has been eliminated and the vice president of sales will now report directly to the Company's president and chief executive officer. Former senior vice president and chief marketing officer Timothy O'Keefe has departed the Company.

INVESTMENT INCOME AND OTHER REVENUE

Net investment income was $3.5 million for the three months ended March 31, 2004, compared to $3.4 million for the same period in 2003. The slight increase in net investment income was due primarily to an increase in average invested assets during the period. Realized investment gains from the sale of securities for the three months ended March 31, 2004 were $0.1 million compared to $0.4 million in the prior year. Other revenue, which primarily consists of administrative fee income from claim processing on self-funded business and other administrative services, increased to $4.2 million for the three months ended March 31, 2004 from $4.0 million for the three months ended March 31, 2003.

LOSS RATIO

The health segment loss ratio for the first quarter of 2004 was 64.4%, compared to 68.1% for the first quarter of 2003. The improvement from the first quarter of the prior year is due primarily to the 3.0% impact of the PBM settlement. The remaining improvement in the health segment loss ratio was primarily due to strong performance of the Company's medical business. Excluding the PBM settlement, claim costs per member per month have increased slightly, but were surpassed by the increase in premiums per member per month. The health segment loss ratio is impacted by a variety of factors including claim cost trends, product pricing and the cost of litigation. Management closely monitors developments in litigation and emerging trends in claims costs to determine the adequacy and reasonableness of the Company's related reserves, and adjusts such reserves when necessary. The loss ratio for the life segment was favorable at 20.6% for the three months ended March 31, 2004, compared with 26.7% for the corresponding period of the prior year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE RATIO

The selling, general and administrative ("SG&A") expense ratio includes commissions and selling expenses, administrative expenses net of other revenues, and premium taxes and assessments. The SG&A expense ratio for the health segment for the three months ended March 31, 2004 was 27.7%. This compares to the first quarter of 2003 health segment SG&A expense ratio of 27.8%. General and administrative expenses decreased resulting from the Company's continued focus on administrative cost containment and process efficiencies in an effort to keep costs in line with revenues. Offsetting this decrease was an increase in commissions and selling expenses due to improved MedOne new member enrollment and the Company's investment in sales resources to support the Company's growth efforts.


LIQUIDITY AND CAPITAL RESOURCES

The Company's sources of cash flow consist primarily of insurance premiums, administrative fee revenue and investment income. The primary uses of cash include payment of medical and other benefits and SG&A expenses. Positive cash flows are invested pending future payments of medical and other benefits and other operating expenses. The Company's investment policies are structured to provide sufficient liquidity to meet anticipated payment obligations.

The Company's investment portfolio consists primarily of investment grade bonds and has limited exposure to equity securities. At March 31, 2004 and December 31, 2003, greater than 99% of the Company's investment portfolio was invested in debt securities. The bond portfolio had an average quality rating of AA at March 31, 2004 and December 31, 2003, as measured by Standard & Poor's Corporation, and the Company held no below investment grade securities. The majority of the bond portfolio was classified as available for sale. The Company had no investment in mortgage loans, non-publicly traded securities, real estate held for investment or financial derivatives.

The Company's cash provided by operations was $10.4 million for the three months ended March 31, 2004, compared to cash used in operations of $3.6 million for the corresponding period in the prior year. During the first quarter of 2004, the Company received a cash payment of $5.9 million resulting from the PBM settlement described above. The remaining improvement in cash flow resulted from expenditures the Company incurred during the first quarter of the prior year for prepaid software maintenance fees, prepaid insurance and higher prior year payments of taxes and other operational expenses.

The Company maintains a revolving bank line of credit agreement with a maximum available facility of $50.0 million. At March 31, 2004, the outstanding balance of advances under the credit agreement was $30.2 million. The credit agreement requires a lump-sum payment of the outstanding balance at the end of 2005. The credit agreement contains customary covenants which, among other matters, require the Company to achieve certain minimum financial results, prohibit the Company from paying future cash dividends and restrict or limit the Company's ability to incur additional debt and dispose of assets outside the ordinary course of business. The Company was in compliance with all such covenants at March 31, 2004. The Company's obligations under the credit agreement are guaranteed by its subsidiary, American Medical Security Holdings, Inc. ("AMS Holdings"), and secured by pledges of stock of AMS Holdings and United Wisconsin Life Insurance Company, the Company's principal insurance subsidiary.

During the first quarter of 2004, the Company continued its investment in an enterprise-wide information technology modernization project. The project involves the purchase of software applications and the utilization of internal and external technology and consulting resources to support most of the Company's major business processes. Management believes this software investment will help support business growth, operational efficiency, service improvements and future administrative cost savings. The design and development of the software applications began during the first quarter of 2003. Certain administrative software applications were implemented during 2003 and the first quarter of 2004, and the remaining implementation is scheduled to be phased in over the next few years. Capital expenditures during the first quarter of 2004, primarily relating to this project, were $1.6 million. Management believes that the Company's existing working capital and operating cash flow will be sufficient to fund the Company's anticipated future capital expenditures related to this project.

In January 2003, the Company's Board of Directors approved a share repurchase program, which provides the Company with the authority to repurchase up to $10.0 million of its outstanding common shares. The plan allows the Company to buy back its shares, from time to time, in open market or privately negotiated transactions, subject to price and market conditions. During 2003, the Company purchased 87,900 shares of its common stock at an average market price of $15.44 per share, and at an aggregate cost of $1.4 million. No share repurchases were made by the Company during the first quarter of 2004. The share repurchase program will continue to be supported through existing funds and future cash flow.

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

Federal and state legislatures also are considering health care reform measures that may result in higher health insurance costs. Congress is considering legislation allowing small employers to form association health plans, exempt from state insurance regulations, which may impact the risk profile of employers willing to purchase insurance from the Company. In addition, the implementation of "prompt pay" laws, whereby a claim must be paid in a certain number of days regardless of whether it is a valid claim or not, subject to a right of recovery, may have a negative effect on the Company's results of operations.

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

For example, a Florida Circuit Court has found the Company liable for damages in a class action lawsuit in Florida. The Company believes a trial to determine damages could not be held before the fourth quarter of 2004. Further, the Company is involved in a number of lawsuits in various states that allege misrepresentation by the Company of its renewal rating methodology. For additional information, see Part II, Item 1, "Legal Proceedings."

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

The Company operates in a highly competitive environment. The Company competes primarily on the basis of price, benefit plan design, strength of provider networks, quality of customer service, reputation and quality of agent relations. The Company competes for members with other health insurance providers and managed care companies, many of whom have larger membership in regional markets and greater financial resources. Consolidations within the industry may also contribute to the competitive environment. The Company cannot provide assurance that it will be able to compete effectively in this industry. As a result, the Company may be unable to attract new members or maintain its existing membership and its revenues may be adversely affected.

BUSINESS GROWTH STRATEGY. The Company's future operating performance is largely dependent on its ability to execute its growth strategy.

The Company has experienced a decline in membership over the last several years as part of its strategy to improve profitability and exit certain markets. The Company's challenge is to increase the number of individuals and small employer groups purchasing its products and services and to retain existing members. Also impacting the Company's growth prospects is the affordability of health insurance premiums as health care costs continue to rise, as well as the downsizing or restrained hiring among small employers as a result of economic uncertainty. If the Company's initiatives are not successful and the Company does not meet its growth goals, the Company's future operating performance may be adversely affected.

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

The Company is dependent on the continued services of its management team, including its key executives. Loss of such personnel could have a material adverse effect on the Company. Some of the members of the Company's senior management have developed relationships with some of the Company's independent agents and brokers. If the Company is unable to retain these employees, the loss of their services could adversely impact the Company's ability to maintain relations with certain independent agents and brokers who market the Company's products. Additionally, the Company needs qualified managers and skilled employees with insurance industry experience to operate its businesses successfully. From time to time there may be shortages of skilled labor that may make it more difficult and expensive for the Company to attract and retain qualified employees. If the Company is unable to attract and retain qualified individuals or its costs to do so increase significantly, its operations could be materially adversely affected.

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

The Company's insurance subsidiaries are subject to regulations that limit their ability to transfer funds to the Company. If the Company is unable to obtain funds from its insurance subsidiaries, it will experience reduced cash flow, which could affect the Company's ability to pay its obligations to creditors as they become due. The Company will be required to make a lump-sum payment of the outstanding balance under its credit facility at the end of 2005. The Company's outstanding balance at March 31, 2004 was $30.2 million. If the Company's insurance subsidiaries are unable to provide these funds, the Company could default on its obligations under the credit facility.

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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk has not substantially changed from the year ended December 31, 2003.

ITEM 4.  CONTROLS AND PROCEDURES

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2004. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2004. There were no changes in the Company's internal control over financial reporting during the first quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II       OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

The following report of recent developments in previously reported legal proceedings should be read in conjunction with Item 3, Legal Proceedings, in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2003.

A class action lawsuit was filed against two of the Company's wholly owned subsidiaries, American Medical Security, Inc. ("AMS") and United Wisconsin Life Insurance Company ("UWLIC") in the Circuit Court for Palm Beach County, Florida, by Evelyn Addison and others in February 2002 alleging that the Company failed to follow Florida law when in 1998 it discontinued writing certain health insurance policies and offered new policies to insureds. Plaintiffs claim that the Company wrongfully terminated coverage, improperly notified insureds of conversion rights and charged improper premiums for new coverage. Plaintiffs also allege that UWLIC's renewal rating methodology violated Florida law. In a judgment entered April 24, 2002, the Circuit Court Judge in the class action lawsuit found, among other things, that the policy issued by the Company outside Florida was not exempt from any Florida rating laws and ordered that the question of damages be tried before a jury at a later date. The Company believes a trial could not be held before the fourth quarter of 2004. The Company believes its practices were in full compliance with Florida law and is vigorously defending itself in this lawsuit.

On March 10, 2004, AMS and UWLIC entered into a settlement agreement to certify and settle a class action lawsuit, Gadson vs. AMS, et al. ("Gadson"), pending in the Circuit Court of Montgomery County, Alabama. The lawsuit was filed in 2001 and involves issues relating to the rating methodology formerly used by the Company for group health benefit plans marketed to individuals in Alabama and Georgia. The settlement has received preliminary approval of the Court. If the settlement receives final approval, all claims of participating class members would be dismissed in exchange for the settlement consideration. The Company believes it is adequately reserved for the cost of the settlement, including related attorneys' fees. It also believes a portion of the cost of settlement should be covered by insurance. Any potential insurance recovery is not reflected as an asset on the Company's balance sheet. The Company expects final approval of the settlement by the Circuit Court in September 2004.

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

(b)  REPORTS ON FORM 8-K

The Company filed or submitted the following reports on Form 8-K during the first quarter of 2004:

    o A Form 8-K dated February 2, 2004, was submitted on February 2, 2004, to furnish the Company's earnings release for the quarter and year ended December 31, 2003.

    o A Form 8-K dated March 23, 2004, was filed on March 24, 2004, to report the Company's settlement of a dispute involving its former pharmacy benefits manager.

    o A Form 8-K dated March 25, 2004, was filed on March 25, 2004, to report that the Company will begin distributing certain products in Kentucky.

After the end of the quarter, the Company submitted the following reports on Form 8-K:

    o A Form 8-K dated May 4, 2004, was submitted on May 4, 2004, to furnish the Company's earnings release for the quarter ended March 31, 2004.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE:   May 6, 2004


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

                      AMERICAN MEDICAL SECURITY GROUP, INC.
                               (the "Registrant")
                          (Commission File No. 1-13154)

                                  EXHIBIT INDEX
                                       TO
                           FORM 10-Q QUARTERLY REPORT
                        for quarter ended March 31, 2004


EXHIBIT               DESCRIPTION                  INCORPORATED HEREIN    FILED
NUMBER                                               BY REFERENCE TO    HEREWITH

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