Form 10-Q
period 2004-06-30
AMERICAN MEDICAL SECURITY GROUP INC
filed 2004-08-05
CIK 878897

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


  [X] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004
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

               Yes __X__       No ____

Indicate by check mark, whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

               Yes __X__       No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, no par value, outstanding as of June 30, 2004: 13,678,383 shares

                      AMERICAN MEDICAL SECURITY GROUP, INC.

                                      INDEX


PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets
                   June 30, 2004 and December 31, 2003.........................3

           Condensed Consolidated Statements of Operations
                   Three months ended June 30, 2004 and 2003;
                   Six months ended June 30, 2004 and 2003.....................4

           Condensed Consolidated Statements of Cash Flows
                   Six months ended June 30, 2004 and 2003.....................5

           Notes to Condensed Consolidated Financial Statements
                   June 30, 2004...............................................6

Item 2.    Management's Discussion and Analysis of Financial
                   Condition and Results of Operations........................11

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.........18

Item 4.    Controls and Procedures............................................18

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings..................................................19

Item 4.    Submission of Matters to a Vote of Security Holders................20

Item 6.    Exhibits and Reports on Form 8-K...................................20

Signatures....................................................................21

Exhibit Index...............................................................EX-1

PART I        FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

AMERICAN MEDICAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                                          June 30,    December 31,
(THOUSANDS, EXCEPT SHARE DATA)                                                              2004          2003
--------------------------------------------------------------------------------------------------------------------
                                                                                        (Unaudited)
ASSETS
Investments:
   Fixed maturity securities available for sale, at fair value                           $  296,890    $  302,277
   Fixed maturity securities held to maturity, at amortized cost                              3,163         3,377
   Trading securities, at fair value                                                          1,700         1,424
--------------------------------------------------------------------------------------------------------------------
Total investments                                                                           301,753       307,078


Cash and cash equivalents                                                                    19,610        17,289
Property and equipment, net                                                                  38,485        37,446
Goodwill                                                                                     32,138        32,138
Other intangibles, net                                                                        1,631         1,957
Other assets                                                                                 46,310        48,179
--------------------------------------------------------------------------------------------------------------------
Total assets                                                                             $  439,927    $  444,087
====================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Medical and other benefits payable                                                    $  118,723    $  129,809
   Advance premiums                                                                          14,982        15,865
   Payables and accrued expenses                                                             20,281        24,099
   Notes payable                                                                             30,158        30,158
   Other liabilities                                                                         21,005        26,332
--------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                           205,149       226,263

Shareholders' equity:
   Common stock (no par value, $1 stated value, 50,000,000 shares authorized,
     16,654,315 issued and 13,678,383 outstanding at June 30, 2004,
     16,654,315 issued and 13,511,183 outstanding at December 31, 2003)                      16,654        16,654
   Paid-in capital                                                                          195,548       194,431
   Retained earnings                                                                         50,913        32,168
   Accumulated other comprehensive income (net of taxes of
     $1,128 at June 30, 2004 and $3,302 at December 31, 2003)                                 2,094         6,133
   Treasury stock (2,975,932 shares at June 30, 2004
     and 3,143,132 shares at December 31, 2003, at cost)                                    (30,431)      (31,562)
--------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                                  234,778       217,824
--------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                               $  439,927    $  444,087
====================================================================================================================

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN MEDICAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                            Three Months Ended               Six Months Ended
                                                                 June 30,                        June 30,
                                                        ------------------------------------------------------------
(THOUSANDS, EXCEPT PER COMMON SHARE DATA)                   2004          2003              2004          2003
--------------------------------------------------------------------------------------------------------------------
REVENUES
   Insurance premiums                                     $  176,528    $  178,776        $  354,250    $  357,831
   Net investment income                                       3,454         3,345             6,992         6,747
   Net realized investment gains (losses)                       (117)           91               (52)          466
   Other revenue                                               4,155         3,845             8,404         7,885
--------------------------------------------------------------------------------------------------------------------
Total revenues                                               184,020       186,057           369,594       372,929


EXPENSES
   Medical and other benefits                                117,392       119,315           230,558       239,913
   Selling, general and administrative                        53,992        55,202           108,519       110,305
   Interest                                                      221           324               442           663
   Amortization of intangibles                                   163           239               326           477
--------------------------------------------------------------------------------------------------------------------
Total expenses                                               171,768       175,080           339,845       351,358
--------------------------------------------------------------------------------------------------------------------

Income from continuing operations,
   before income tax expense                                  12,252        10,977            29,749        21,571

Income tax expense                                             4,506         4,151            11,004         8,148
--------------------------------------------------------------------------------------------------------------------

Income from continuing operations                              7,746         6,826            18,745        13,423

Loss from discontinued operations                                  -           (57)                -          (191)
--------------------------------------------------------------------------------------------------------------------
Net income                                                $    7,746    $    6,769        $   18,745    $   13,232
====================================================================================================================

Earnings (loss) per common share - basic:
   Income from continuing operations                      $     0.57    $     0.52        $     1.37    $     1.03
   Loss from discontinued operations                               -             -                 -         (0.01)
--------------------------------------------------------------------------------------------------------------------
Net income                                                $     0.57    $     0.51        $     1.37    $     1.01
====================================================================================================================

Earnings (loss) per common share - diluted:
   Income from continuing operations                      $     0.53    $     0.49        $     1.28    $     0.97
   Loss from discontinued operations                               -             -                 -         (0.01)
--------------------------------------------------------------------------------------------------------------------
Net income                                                $     0.53    $     0.48        $     1.28    $     0.96
====================================================================================================================

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN MEDICAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                                                                           Six Months Ended
                                                                                               June 30,
                                                                                   ---------------------------------
(THOUSANDS)                                                                              2004            2003
--------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                           $   18,745      $   13,232
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                                                        4,401           4,995
     Net realized investment losses (gains)                                                  52            (466)
     Change in trading securities                                                          (276)           (291)
     Deferred income tax expense                                                          2,664             750
     Changes in operating accounts:
       Other assets                                                                       1,482          (4,980)
       Medical and other benefits payable                                               (11,086)         (3,456)
       Advance premiums                                                                    (883)          1,253
       Payables and accrued expenses                                                     (3,818)         (8,102)
       Other liabilities                                                                 (4,505)         (4,532)
--------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                       6,776          (1,597)

INVESTING ACTIVITIES
Purchases of available for sale securities                                              (47,404)        (62,024)
Proceeds from sale of available for sale securities                                      40,080          56,532
Proceeds from maturity of available for sale securities                                   5,450           1,775
Proceeds from maturity of held to maturity securities                                       200               -
Purchases of property and equipment                                                      (4,103)         (5,530)
Proceeds from sale of property and equipment                                                  -               2
--------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                    (5,777)         (9,245)

FINANCING ACTIVITIES
Issuance of common stock                                                                  1,322           3,518
Purchase of treasury stock                                                                    -            (660)
Repayment of notes payable                                                                    -            (600)
--------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                 1,322           2,258
--------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents:
   Net change                                                                             2,321          (8,584)
   Balance at beginning of year                                                          17,289          30,620
--------------------------------------------------------------------------------------------------------------------
Balance at end of period                                                             $   19,610      $   22,036
====================================================================================================================

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN MEDICAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2004


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States ("GAAP") for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the American Medical Security Group, Inc. (the "Company") Annual Report on Form 10-K for the year ended December 31, 2003.


2.  STOCK-BASED COMPENSATION

The Company has stock-based compensation plans for the benefit of eligible employees and directors of the Company, which are described more fully in Note 11 in the Company's 2003 Annual Report on Form 10-K. During the first quarter of 2004, the Company granted 20,700 shares of restricted stock to outside members of the Company's Board of Directors. As a result, the Company's statement of operations for the three and six months ended June 30, 2004 includes compensation expense of $24,000 and $48,000 respectively, net of tax.

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

                                                            Three Months Ended               Six Months Ended
                                                                 June 30,                        June 30,
                                                            --------------------------------------------------------
(THOUSANDS, EXCEPT PER COMMON SHARE DATA)                   2004          2003              2004          2003
--------------------------------------------------------------------------------------------------------------------
Net income, as reported                                   $    7,746    $    6,769        $   18,745    $   13,232
Add: Stock-based compensation expense included in
   reported net income, net of tax                                24             -                48             -
Deduct: Stock-based compensation expense in
   accordance with the fair value method of
   statement 123, net of tax                                    (201)         (427)             (531)         (811)
--------------------------------------------------------------------------------------------------------------------
Pro forma net income                                      $    7,569    $    6,342        $   18,262    $   12,421
====================================================================================================================

Net income per common share, as reported:
   Basic                                                  $     0.57    $     0.51        $     1.37    $     1.01
   Diluted                                                $     0.53    $     0.48        $     1.28    $     0.96

Pro forma net income per common share:
   Basic                                                  $     0.55    $     0.48        $     1.34    $     0.95
   Diluted                                                $     0.51    $     0.45        $     1.25    $     0.90

In determining compensation expense in accordance with Statement 123, the fair value of options was estimated at the date of grant using the Black-Scholes option valuation model, which is commonly used in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions including the expected stock price volatility and the expected life of the options. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimates, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.


3.  DISCONTINUED OPERATIONS

During the third quarter of 2003, the Company sold all of the outstanding common shares of its preferred provider organization network subsidiary, Accountable Health Plans of America, Inc. ("AHP"). The network contracted with more than 900 hospitals and 100,000 physicians in eight primary states: Arizona, Florida, Iowa, Nebraska, North Dakota, South Dakota, Texas and Wisconsin. Subject to the terms of the agreement, AHP will continue to provide network services to the Company at least until September 2008. At the time of the sale, AHP served approximately 13% of the Company's members. The three and six-month periods ended June 30, 2003 as presented in the Company's statements of operations have been reclassified to exclude the results of the discontinued networking business from reported income from continuing operations.


4.  PHARMACY BENEFITS MANAGER SETTLEMENT

During the first quarter of 2004, the Company reached an agreement with its former pharmacy benefits manager settling a dispute related to pricing and prescription drug fees charged from 1995 through 2002. As a result of the settlement, the Company received a cash payment of $5.9 million, and the results for the six months ended June 30, 2004 include a one-time gain of approximately $3.4 million or $0.23 per diluted share, net of taxes and other related expenses. The settlement provided a refund of medical and other benefit expenses, which resulted in an improvement in the Company's health segment loss ratio of 1.5% for the six months ended June 30, 2004.


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

                                                            Three Months Ended               Six Months Ended
                                                                 June 30,                        June 30,
                                                            --------------------------------------------------------
(THOUSANDS, EXCEPT PER COMMON SHARE DATA)                   2004          2003              2004          2003
--------------------------------------------------------------------------------------------------------------------
Numerator:
   Income from continuing operations                      $    7,746    $    6,826        $   18,745    $   13,423
====================================================================================================================

Denominator:
   Denominator for basic EPS                                  13,690        13,160            13,658        13,071
   Effect of dilutive employee stock options                     976           855               967           724
--------------------------------------------------------------------------------------------------------------------
   Denominator for diluted EPS                                14,666        14,015            14,625        13,795
====================================================================================================================

Earnings per common share - income from continuing
   operations:
     Basic                                                $     0.57    $     0.52        $     1.37    $     1.03
     Diluted                                              $     0.53    $     0.49        $     1.28    $     0.97
====================================================================================================================

Certain options to purchase shares of common stock were not included in the computation of diluted earnings per common share for the three and six months ended June 30, 2003 because the options' exercise prices were greater than the average market price of the outstanding common shares for the period and, therefore, the effect would be antidilutive.


6.  COMPREHENSIVE INCOME

Under existing accounting standards, comprehensive income for the Company includes net income and unrealized gains and losses on certain investments in debt and equity securities, net of tax effects. Comprehensive income for the Company is calculated as follows:

                                                            Three Months Ended               Six Months Ended
                                                                 June 30,                        June 30,
                                                        ------------------------------------------------------------
(THOUSANDS)                                                 2004          2003              2004          2003
--------------------------------------------------------------------------------------------------------------------
Net income                                                $    7,746    $    6,769        $   18,745    $   13,232
Unrealized gain (loss) on available for sale securities       (6,775)        1,874            (4,039)        2,318
--------------------------------------------------------------------------------------------------------------------
Comprehensive income                                      $      971    $    8,643        $   14,706    $   15,550
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

The Company is a defendant in a number of lawsuits in various states, primarily Alabama, alleging misrepresentation of the rating methodology used by the Company with respect to certain MedOne(R) products purchased by the plaintiffs. These lawsuits commonly seek unspecified damages for misrepresentation and emotional distress in addition to punitive damages. Some of these cases involve multiple plaintiffs. The cases are in various stages of litigation. The Company believes that these lawsuits are unfounded because the Company properly disclosed the nature of the products sold. The Company also believes the subject matter of the lawsuits falls under the primary jurisdiction of state insurance departments. The Company has reached an agreement of settlement regarding a class action lawsuit involving these issues in Alabama and Georgia. Preliminary approval of the settlement has been received from an Alabama Circuit Court. A Georgia Superior Court, in a separate matter, enjoined the Company from settling with Georgia residents who are members of the class. The Company has appealed to the Georgia Supreme Court and expects the injunction to be overturned. The Company expects final approval of the settlement by the Alabama Circuit Court in September 2004. The Company is vigorously defending itself in the other pending actions.

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

A reconciliation of segment income (loss) before income taxes to consolidated income from continuing operations is as follows:

                                                              Three Months Ended              Six Months Ended
SEGMENT SUMMARY                                                    June 30,                       June 30,
                                                        ------------------------------------------------------------
(THOUSANDS)                                                   2004           2003            2004          2003
--------------------------------------------------------------------------------------------------------------------
Health segment                                            $   10,420    $    9,608       $   25,881    $   18,605
Life segment                                                   1,548         1,524            3,070         2,927
All other                                                        284          (155)             798            39
--------------------------------------------------------------------------------------------------------------------
Income from continuing operations, before tax             $   12,252    $   10,977       $   29,749    $   21,571
====================================================================================================================

Operating results and statistics for each of the Company's segments are as follows:

                                                            Three Months Ended               Six Months Ended
HEALTH SEGMENT                                                    June 30                        June 30,
                                                            --------------------------------------------------------
(THOUSANDS, EXCEPT MEMBERSHIP DATA)                         2004          2003              2004          2003
--------------------------------------------------------------------------------------------------------------------

REVENUES
   Insurance premiums                                     $  173,673    $  175,703        $  348,483    $  351,627
   Net investment income                                       1,496         1,683             3,064         3,398
   Other revenue                                               4,104         3,772             8,297         7,737
--------------------------------------------------------------------------------------------------------------------
Total revenues                                               179,273       181,158           359,844       362,762


EXPENSES
   Medical and other benefits                                116,833       118,637           229,398       238,420
   Selling, general and administrative                        52,020        52,913           104,565       105,737
--------------------------------------------------------------------------------------------------------------------
Total expenses                                               168,853       171,550           333,963       344,157
--------------------------------------------------------------------------------------------------------------------
Income from continuing operations, before tax             $   10,420    $    9,608        $   25,881    $   18,605
====================================================================================================================

Loss ratio                                                     67.3%         67.5%             65.8%         67.8%
Expense ratio                                                  27.6%         28.0%             27.6%         27.9%
--------------------------------------------------------------------------------------------------------------------
Combined ratio                                                 94.9%         95.5%             93.5%         95.7%
====================================================================================================================

Health membership at end of period:
   Fully-insured medical                                     270,538       275,323
   Self-funded medical                                        44,538        42,568
   Dental                                                    218,758       228,610
------------------------------------------------------------------------------------
Total health membership                                      533,834       546,501
====================================================================================


                                                            Three Months Ended               Six Months Ended
LIFE SEGMENT                                                     June 30,                        June 30,
                                                            --------------------------------------------------------
(THOUSANDS, EXCEPT MEMBERSHIP DATA)                         2004          2003              2004          2003
--------------------------------------------------------------------------------------------------------------------
REVENUES
   Insurance premiums                                     $    2,855    $    3,073        $    5,767    $    6,204
   Net investment income                                         114           129               235           262
   Other revenue                                                  51            73               107           148
--------------------------------------------------------------------------------------------------------------------
Total revenues                                                 3,020         3,275             6,109         6,614


EXPENSES
   Medical and other benefits                                    559           679             1,160         1,516
   Selling, general and administrative                           913         1,072             1,879         2,171
--------------------------------------------------------------------------------------------------------------------
Total expenses                                                 1,472         1,751             3,039         3,687
--------------------------------------------------------------------------------------------------------------------
Income from continuing operations, before tax             $    1,548    $    1,524        $    3,070    $    2,927
====================================================================================================================

Loss ratio                                                     19.6%         22.1%             20.1%         24.4%
Expense ratio                                                  30.2%         32.5%             30.7%         32.6%
--------------------------------------------------------------------------------------------------------------------
Combined ratio                                                 49.8%         54.6%             50.8%         57.0%
====================================================================================================================

Life membership at end of period                             130,418       141,930
====================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


BUSINESS OVERVIEW

American Medical Security Group, Inc., together with its subsidiary companies (the "Company"), is a provider of individual and small employer group insurance products. The Company's principal product offerings are medical insurance for small employer groups and medical insurance marketed to individuals and their families ("MedOne(R)"). The Company also offers dental, life, prescription drug, disability and accidental death insurance, and provides self-funded benefit administration. The Company has two reportable segments: health insurance products (which accounted for approximately 98% of the Company's total premium revenues for the six months ended June 30, 2004 and 2003) and life insurance products. The Company markets its products in 33 states and the District of Columbia through independent agents. The Company has approximately 75 sales managers and representatives located in sales offices throughout the United States to support the independent agents. The Company's products generally provide discounts to members that utilize preferred provider organizations with which the Company contracts.


FINANCIAL RESULTS SUMMARY

The Company reported net income of $7.7 million or $0.53 per diluted share for the three months ended June 30, 2004, compared to net income of $6.8 million or $0.48 per diluted share for the corresponding quarter in the prior year. The improvement in quarterly earnings is attributable to improved profit margins primarily from a lower loss ratio and slightly lower expense ratio. For the six months ended June 30, 2004, the Company reported net income of $18.7 million or $1.28 per diluted share compared to net income for the first six months of the prior year of $13.2 million or $0.96 per diluted share. During the first quarter of 2004, the Company settled a dispute with its former pharmacy benefits manager related to pricing and prescription drug fees charged to the Company from 1995 through 2002 (the "PBM settlement"). As a result of the PBM settlement, the Company received a cash payment of $5.9 million and the Company's financial results for the six months ended June 30, 2004 include a one-time gain of $3.4 million or $0.23 per diluted share, net of taxes and other related expenses. Of the $5.5 million increase in earnings from the first six months of the prior year, $3.4 million resulted from the PBM settlement and the remaining improvement was attributed to improved profit margins.

INSURANCE PREMIUM REVENUE AND MEMBERSHIP

Insurance premium revenue for the three months ended June 30, 2004 decreased 1.3% to $176.5 million from $178.8 million for the corresponding period in 2003. For the six months ended June 30, 2004, insurance premium revenue declined to $354.3 million from $357.8 million for the same period of the prior year. The decrease in premium revenue was caused by a decline in membership, coupled with a trend of members choosing lower priced products with higher deductibles and copayments, resulting in lower premiums per member per month. Total health membership, which includes medical and dental members, declined 12,667 members from 546,501 members at June 30, 2003 to 533,834 members at June 30, 2004. The Company's dental membership declined by 9,852 members from June 30, 2003. In addition, small employer group medical membership declined from June 30 of the prior year. While membership was down in the dental and small group lines of business, the Company has seen an increase in new member enrollment and inforce membership in its MedOne or individual line of business. Management believes this increase is due to the Company's product offerings featuring more affordable products with higher deductibles and copayments and competitive pricing.

The impact of rapidly rising health care costs and the cost of health insurance coverage continues to be a major challenge faced by individuals and small business owners, the Company's primary markets. To help alleviate the impact of rising health care costs, the Company has designed product offerings that provide insurance consumers with a greater financial stake in their health care decisions. In exchange for higher deductibles and copayments, the Company's products attempt to offer more affordable premiums. To mitigate the increasing cost of healthcare, small employers are offering health insurance plans with more limited benefits. Management believes this trend is contributing to the decline in dental membership as fewer small businesses are offering dental benefits to employees. Also, employee attrition among existing small employer groups continues to negatively impact the Company's ability to increase membership in the small employer group market.

INVESTMENT INCOME

Net investment income was $3.5 million for the three months ended June 30, 2004, compared to $3.3 million for the same period in 2003. Net investment income increased for the six month period ended June 30, 2004 to $7.0 million from $6.7 million for the same period of the prior year. The increase in net investment income is due primarily to an increase in average invested assets during the period. Realized investment losses from the sale of securities for the three months ended June 30, 2004 were $0.1 million compared to realized investment gains of $0.1 million in the second quarter of the prior year. For the six months ended June 30, 2004, realized investment losses were $0.1 million compared to realized gains of $0.5 million for the same period of 2003. Realized investment gains and losses fluctuate as the Company takes advantage of market opportunities and realigns its investment portfolio from time to time.

OTHER REVENUE

Other revenue, which primarily consists of administrative fee income from claims processing on self-funded business and other administrative services, increased to $4.2 million for the three months ended June 30, 2004 from $3.8 million for the three months ended June 30, 2003. For the first six months of 2004, other revenue increased to $8.4 million from $7.9 million for the same period of the prior year. The increase in other revenue is due to an increase in self-funded membership.

LOSS RATIO

The health segment loss ratio improved slightly in the second quarter of 2004 to 67.3%, compared to 67.5% for the second quarter of 2003. For the first six months, the health segment loss ratio was 65.8% in 2004, compared to 67.8% in 2003. The improvement from the first six months of the prior year is due primarily to the 1.5% impact of the PBM settlement. The health segment loss ratio is also impacted by a variety of other factors including claims cost trends, product pricing and the cost of litigation. Management closely monitors developments in litigation and emerging trends in claims costs to determine the adequacy and reasonableness of the Company's related reserves, and adjusts such reserves when necessary. The loss ratio for the life segment was favorable at 19.6% for the three months ended June 30, 2004, compared with 22.1% for the corresponding period of the prior year. For the six months ended June 30, 2004 the life segment improved to 20.1% from 24.4% for the same period of the prior year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE RATIO

The selling, general and administrative ("SG&A") expense ratio includes commissions and selling expenses, administrative expenses net of other revenues, and premium taxes and assessments. The SG&A expense ratio for the health segment for the three months ended June 30, 2004 was 27.6%. This compares favorably to the second quarter of 2003 health segment SG&A expense ratio of 28.0%. General and administrative expenses decreased resulting from the Company's continued focus on administrative cost containment and process efficiencies in an effort to keep costs in line with revenues. Offsetting this decrease was an increase in commissions and selling expenses due to improved MedOne new member enrollment and the Company's investment in sales resources to support the Company's growth efforts.


LIQUIDITY AND CAPITAL RESOURCES

The Company's sources of cash flow consist primarily of insurance premiums, administrative fee revenue and investment income. The primary uses of cash include payment of medical and other benefits and SG&A expenses. Positive cash flows are invested pending future payments of operating expenses; primarily medical and other benefits. The Company's investment policies are structured to provide sufficient liquidity to meet anticipated payment obligations.

The Company's investment portfolio consists almost exclusively of investment grade bonds and has limited exposure to equity securities. At June 30, 2004 and December 31, 2003, greater than 99% of the Company's investment portfolio was invested in debt securities. The bond portfolio had an average quality rating of AA at June 30, 2004 and December 31, 2003, as measured by Standard & Poor's Corporation, and the Company held no below investment grade securities. The majority of the bond portfolio was classified as available for sale. The Company had no investment in mortgage loans, non-publicly traded securities, real estate held for investment or financial derivatives. The net unrealized gain on the Company's available for sale securities decreased during the second quarter of 2004 due to rising interest rates.

The Company's operating cash flow fluctuates significantly from quarter to quarter due to variations in the timing of claims, litigation and other operating payments or recoveries. Cash used in operations for the second quarter of 2004 was $3.6 million compared to cash provided by operations of $2.0 million in the second quarter of the prior year. Cash used in operations for the second quarter of 2004 reflects a reduction in claims inventories, an extra federal tax payment, and the payment of litigation expenses. For the six months ended June 30, 2004, cash provided by operations was $6.8 million, compared to cash used in operations of $1.6 million for the corresponding period in the prior year. The majority of the improvement in cash flow for the six month period resulted from the receipt of a cash payment of $5.9 million in the first quarter of 2004 resulting from the PBM settlement described above.

The Company maintains a revolving bank line of credit agreement with a maximum available facility of $50.0 million. At June 30, 2004, the outstanding balance of advances under the credit agreement was $30.2 million. The credit agreement requires a lump-sum payment of the outstanding balance at the end of 2005. The credit agreement contains customary covenants which, among other matters, require the Company to achieve certain minimum financial results, prohibit the Company from paying future cash dividends and restrict or limit the Company's ability to incur additional debt and dispose of assets outside the ordinary course of business. The Company was in compliance with all such covenants at June 30, 2004. The Company's obligations under the credit agreement are guaranteed by its subsidiary, American Medical Security Holdings, Inc. ("AMS Holdings"), and secured by pledges of stock of AMS Holdings and United Wisconsin Life Insurance Company ("UWLIC"), the Company's principal insurance subsidiary, domiciled in Wisconsin.

During the first six months of 2004, the Company continued its investment in an enterprise-wide information technology modernization project. The project involves the purchase of software applications and the utilization of internal and external technology and resources to support most of the Company's major business processes. Management believes this software investment will help support business growth, operational efficiency, service improvements and future administrative cost savings. The design and development of certain administrative software applications began during the first quarter of 2003 and modules were implemented during 2003 and the first six months of 2004, and the remaining implementation is scheduled to be phased in over the next few years. Capital expenditures during the first six months of 2004 were $4.1 million. In June 2004, the Company amended an agreement with a software vendor resulting in a commitment to purchase software applications and other services to support the Company's core insurance systems. The future minimum purchase obligations related to this agreement representing software license fees and incurred consulting fees and expenses are listed below under the section entitled "Contractual Obligations." Management believes that the Company's existing working capital and operating cash flow will be sufficient to fund the Company's anticipated future capital expenditures related to the modernization project.

In January 2003, the Company's Board of Directors approved a share repurchase program, which provides the Company with the authority to repurchase up to $10.0 million of its outstanding common shares. The plan allows the Company to buy back its shares, from time to time, in open market or privately negotiated transactions, subject to price and market conditions. During 2003, the Company purchased 87,900 shares of its common stock at an average market price of $15.44 per share, and at an aggregate cost of $1.4 million. No share repurchases were made by the Company during the first six months of 2004. The share repurchase program will continue to be supported through existing funds and future cash flow.

Dividends paid by UWLIC to the corporate parent may be limited by Wisconsin insurance regulations. The insurance regulator may disapprove any dividend which, together with other dividends paid by UWLIC in the prior 12 months, exceeds the regulatory maximum, computed as the lesser of 10% of statutory capital and surplus or total statutory net gain from operations as of the end of the preceding calendar year. In June 2004, a $6.0 million dividend was paid by UWLIC to the corporate parent. Based upon the financial statements of the Company's insurance subsidiaries as of December 31, 2003, as filed with the insurance regulators, the remaining amount available for dividend without regulatory approval is $0.3 million until December 2004, when a dividend of $11.3 million can be paid without regulatory approval.

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


CONTRACTUAL OBLIGATIONS

Significant changes in the Company's contractual obligations since December 31, 2003 include the following minimum purchase obligations arising from an amendment to an agreement with a software vendor:

                                       Payments Due by Period
                     -----------------------------------------------------------
                                Less than                              More than
(MILLIONS)              Total    1 year    1 - 3 years   3 - 5 years    5 years
--------------------------------------------------------------------------------

Purchase obligations    $4.7      $3.9        $0.8           -            -
================================================================================

In addition to the minimum purchase obligations outlined above, the Company anticipates future expenditures to the software vendor for support fees, upgrades, enhancements, consulting, training and other services when such services are needed and requested by the Company.


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

The Company estimates the costs of future medical claims and other expenses using actuarial methods based upon historical data, medical inflation, product mix, seasonality, utilization of health care services and other relevant factors. The Company establishes premiums based on these methods. The premiums the Company charges its customers generally are fixed for one-year periods, and therefore, costs the Company incurs in excess of its medical claim projections generally are not recovered in the contract year through higher premiums. Certain factors may and often do cause actual health care costs to vary from what the Company estimated and reflected in premiums. These factors may include, but not be limited to: (1) an increase in the rates charged by providers of health care services and supplies, including pharmaceuticals; (2) higher than expected use of health care services by members; (3) the occurrence of bioterrorism, catastrophes or epidemics; (4) changes in the demographics of members and medical trends affecting them; and (5) new mandated benefits or other regulatory changes that increase the Company's costs. The occurrence of any of these factors, which are beyond the Company's control, could result in a material adverse effect on its business, financial condition and results of operations.

GOVERNMENT REGULATIONS. The Company conducts business in a heavily regulated industry and changes in government regulation could increase the costs of compliance or cause the Company to discontinue marketing its products in certain states.

The Company's business is extensively regulated by federal and state authorities. Some of the new federal and state regulations promulgated under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, relating to health insurance regulations require the Company to implement changes in its programs and systems in order to maintain compliance. The Company has incurred significant expenditures as a result of HIPAA regulations and expects to continue to incur expenditures as various regulations become effective.

The Company is subject to periodic changes in state laws and regulations regarding the selection and pricing of risks and other matters. New regulations regarding these issues could increase the Company's costs and decrease its premiums. The Company has in the past decided, and may in the future decide, to discontinue marketing its products in states that have enacted, or are considering, various health insurance regulations that would impair the Company's ability to market its products profitably.

Federal and state legislatures also are considering regulatory measures that may result in higher health insurance costs. Congress is considering legislation allowing small employers to form association health plans, exempt from state insurance regulations, which may impact the risk profile of employers willing to purchase insurance from the Company. In addition, the implementation of "prompt pay" laws, whereby a claim must be paid in a certain number of days regardless of whether it is a valid claim or not, subject to a right of recovery, may have a negative effect on the Company's results of operations.

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

COMPETITION. Competition in the Company's industry may limit its ability to attract new members or to maintain its existing membership in force. As competitors seek to increase market share, they may lower prices and/or enter the markets in which the Company competes.

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

The Company has experienced a decline in membership over the last several years. The Company's challenge is to increase the number of individuals and small employer groups purchasing its products and services and to retain existing members. Also impacting the Company's growth prospects is the affordability of health insurance premiums as health care costs continue to rise, as well as the downsizing or restrained hiring among small employers as a result of economic uncertainty. If the Company's initiatives are not successful and the Company does not meet its growth goals, the Company's future operating performance may be adversely affected.

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

In addition, the Company has a relationship with a general agent who, along with affiliated subagents, generated 9.6% of the Company's premium revenue for the six months ended June 30, 2004. The loss of this relationship could hamper the Company's growth plans and, as a result, adversely affect the Company's future operating performance.

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

The Company's insurance subsidiaries are subject to regulations that limit their ability to transfer funds to the Company. If the Company is unable to obtain funds from its insurance subsidiaries, it will experience reduced cash flow, which could affect the Company's ability to pay its obligations to creditors as they become due. The Company will be required to make a lump-sum payment of the outstanding balance under its credit facility at the end of 2005. The Company's outstanding balance at June 30, 2004 was $30.2 million. If the Company's insurance subsidiaries are unable to provide these funds, the Company could default on its obligations under the credit facility.

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


ITEM 4.  CONTROLS AND PROCEDURES

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2004. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2004. There were no changes in the Company's internal control over financial reporting during the second quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II       OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

The following report of recent developments in previously reported legal proceedings should be read in conjunction with Item 3, Legal Proceedings, in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2003, and quarterly report on Form 10-Q for the quarter ended March 31, 2004.

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

On March 10, 2004, AMS and UWLIC entered into a settlement agreement to certify and settle a class action lawsuit, Gadson vs. AMS, et al. ("Gadson"), pending in the Circuit Court of Montgomery County, Alabama. The lawsuit was filed in 2001 and involves issues relating to the rating methodology formerly used by the Company for group health benefit plans marketed to individuals in Alabama and Georgia. The settlement has received preliminary approval of the Court. If the settlement receives final approval, all claims of participating class members would be dismissed in exchange for the settlement consideration. On June 14, 2004, the Superior Court of Cobb County, Georgia, in PARKER V. AMERICAN MEDICAL SECURITY GROUP, INC., issued an order enjoining the Company from settling with Georgia residents who are members of the Gadson class. The Company believes this injunction violates general principles of comity and the Full Faith and Credit clause of the United States Constitution and expects the injunction to be overturned by the Georgia Supreme Court, where the Company's appeal of the order is currently pending. The Company believes it is adequately reserved for the cost of the settlement, including related attorneys' fees. It also believes a portion of the cost of settlement should be covered by insurance. Any potential insurance recovery is not reflected as an asset on the Company's balance sheet. The Company expects final approval of the settlement by the Circuit Court in September 2004.

The Company's subsidiaries, AMS and UWLIC, are defendants in a number of other lawsuits in various states, primarily Alabama, alleging misrepresentation of the rating methodology used by the Company with respect to certain MedOne(R) products purchased by the plaintiffs. These lawsuits commonly seek unspecified damages for misrepresentation and emotional distress in addition to punitive damages. Some of these cases involve multiple plaintiffs. The cases are in various stages of litigation. The Company believes that these lawsuits are unfounded because the Company properly disclosed the nature of the products sold. The Company also believes the subject matter of the lawsuits falls under the primary jurisdiction of state insurance departments. The Company is vigorously defending itself in these actions. If the class action settlement in Gadson receives final approval, future lawsuits of this nature should be barred in Alabama and Georgia, except with respect to lawsuits brought by persons who opt out of the class settlement.

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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of the Company was held on May 18, 2004 for the purpose of electing three directors for terms expiring at the 2007 annual meeting of shareholders and re-approving the material terms of performance goals in the Company's Equity Incentive Plan, as required by Section 162(m) of the Internal Revenue Code. Shareholders elected all three of the Company's nominees for director and approved the material terms of the performance goals in the Company's Equity Incentive Plan. The voting results for the proposals were as follows:

    ELECTION OF DIRECTORS FOR TERMS EXPIRING IN 2007:

    Mark A. Brodhagen:                       Samuel V. Miller:
    For                 12,527,326 shares    For               12,411,204 shares
    Withheld               149,225 shares    Withheld             265,347 shares
    Abstained                           0    Abstained                         0
    Broker Non-Votes                    0    Broker Non-Votes                  0

    Michael T. Riordan:
    For                 12,196,573 shares
    Withheld               479,978 shares
    Abstained                           0
    Broker Non-Votes                    0

    RE-APPROVAL OF MATERIAL TERMS OF PERFORMANCE GOALS IN EQUITY INCENTIVE PLAN:

    For                 11,967,444 shares
    Against                667,589 shares
    Abstained               41,517 shares
    Broker Non-Votes             1 shares

Further information concerning these matters, including the names of the directors whose terms continued after the meeting, is contained in the Company's Proxy Statement dated April 5, 2004, with respect to the 2004 annual meeting of shareholders.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

See the Exhibit Index following the signature page of this report, which is incorporated herein by reference.

(b)  REPORTS ON FORM 8-K

The Company submitted the following reports on Form 8-K during the second quarter of 2004:

     o A Form 8-K dated May 4, 2004, was submitted on May 5, 2004, to furnish the Company's earnings release for the quarter ended March 31, 2004.

After the end of the quarter, the Company submitted the following reports on Form 8-K:

     o A Form 8-K dated August 4, 2004, was submitted on August 4, 2004, to furnish the Company's earnings release for the quarter ended June 30, 2004.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE:   August 5, 2004


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

                      AMERICAN MEDICAL SECURITY GROUP, INC.
                               (the "Registrant")
                          (Commission File No. 1-13154)

                                  EXHIBIT INDEX
                                       TO
                           FORM 10-Q QUARTERLY REPORT
                         for quarter ended June 30, 2004


EXHIBIT             DESCRIPTION                  INCORPORATED HEREIN      FILED
NUMBER                                             BY REFERENCE TO      HEREWITH

 10      Deferred Compensation Trust as Amended                              X
         and Restated April 15, 2004

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