Form 10-Q
period 2004-09-30
AMERICAN MEDICAL SECURITY GROUP INC
filed 2004-11-04
CIK 878897

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities
    Exchange Act Of 1934
    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004
    OR
[ ] Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange
    Act Of 1934
    For the transition period from                      to
                                   --------------------    -------------------

                         COMMISSION FILE NUMBER 1-13154


                      AMERICAN MEDICAL SECURITY GROUP, INC.
             (Exact name of Registrant as specified in its charter)

        WISCONSIN                                        39-1431799
(State of Incorporation)                    (I.R.S. Employer Identification No.)

                  3100 AMS BOULEVARD
                 GREEN BAY, WISCONSIN                     54313
         (Address of principal executive offices)       (Zip Code)


Registrant's telephone number, including area code:  (920) 661-1111



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

        Common stock, no par value, outstanding as of October 31, 2004:
        13,683,383 shares

                      AMERICAN MEDICAL SECURITY GROUP, INC.

                                      INDEX

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets
                  September 30, 2004 and December 31, 2003.....................3

          Condensed Consolidated Statements of Operations
                  Three months ended September 30, 2004 and 2003;
                  Nine months ended September 30, 2004 and 2003................4

          Condensed Consolidated Statements of Cash Flows
                  Nine months ended September 30, 2004 and 2003................5

          Notes to Condensed Consolidated Financial Statements
                  September 30, 2004...........................................6

Item 2.   Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................12

Item 3.   Quantitative and Qualitative Disclosures About Market Risk..........20

Item 4.   Controls and Procedures.............................................20

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings...................................................21

Item 6.   Exhibits............................................................22

Signatures....................................................................23

Exhibit Index...............................................................EX-1

PART I        FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

AMERICAN MEDICAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                    September 30,    December 31,
(THOUSANDS, EXCEPT SHARE DATA)                                                           2004            2003
--------------------------------------------------------------------------------------------------------------------
                                                                                     (Unaudited)
ASSETS
Investments:
   Fixed maturity securities available for sale, at fair value                       $  302,119      $  302,277
   Fixed maturity securities held to maturity, at amortized cost                          3,164           3,377
   Trading securities, at fair value                                                      1,797           1,424
--------------------------------------------------------------------------------------------------------------------
Total investments                                                                       307,080         307,078


Cash and cash equivalents                                                                20,756          17,289
Property and equipment, net                                                              39,922          37,446
Goodwill                                                                                 32,138          32,138
Other intangibles, net                                                                    1,468           1,957
Other assets                                                                             39,323          48,179
--------------------------------------------------------------------------------------------------------------------
Total assets                                                                         $  440,687      $  444,087
====================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Medical and other benefits payable                                                $  106,274      $  129,809
   Advance premiums                                                                      15,350          15,865
   Payables and accrued expenses                                                         23,846          24,099
   Notes payable                                                                         30,158          30,158
   Other liabilities                                                                     21,838          26,332
--------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                       197,466         226,263


Shareholders' equity:
   Common stock (no par value, $1 stated value, 50,000,000 shares authorized,
     16,654,315 issued and 13,683,383 outstanding at September 30, 2004,
     16,654,315 issued and 13,511,183 outstanding at December 31, 2003)                  16,654          16,654
   Paid-in capital                                                                      195,610         194,431
   Retained earnings                                                                     56,164          32,168
   Accumulated other comprehensive income (net of taxes of
     $2,795 at September 30, 2004 and $3,302 at December 31, 2003)                        5,190           6,133
   Treasury stock (2,970,932 shares at September 30, 2004
     and 3,143,132 shares at December 31, 2003, at cost)                                (30,397)        (31,562)
--------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                              243,221         217,824
--------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                           $  440,687      $  444,087
====================================================================================================================

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



AMERICAN MEDICAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                                            Three Months Ended               Nine Months Ended
                                                               September 30,                   September 30,
                                                        ------------------------------------------------------------
(THOUSANDS, EXCEPT PER COMMON SHARE DATA)                   2004          2003              2004          2003
--------------------------------------------------------------------------------------------------------------------
REVENUES
   Insurance premiums                                     $  175,789    $  176,735        $  530,039    $  534,566
   Net investment income                                       3,506         3,211            10,498         9,958
   Net realized investment gains (losses)                         28         1,416               (24)        1,882
   Other revenue                                               4,076         3,899            12,480        11,784
--------------------------------------------------------------------------------------------------------------------
Total revenues                                               183,399       185,261           552,993       558,190


EXPENSES
   Medical and other benefits                                117,598       119,218           348,156       359,131
   Selling, general and administrative                        55,539        52,873           164,058       163,178
   Interest                                                      255           309               697           972
   Amortization of intangibles                                   163           238               489           715
--------------------------------------------------------------------------------------------------------------------
Total expenses                                               173,555       172,638           513,400       523,996
--------------------------------------------------------------------------------------------------------------------


Income from continuing operations,
   before income tax expense                                   9,844        12,623            39,593        34,194

Income tax expense                                             4,593         4,735            15,597        12,883
--------------------------------------------------------------------------------------------------------------------

Income from continuing operations                              5,251         7,888            23,996        21,311

Income from discontinued operations                                -           923                 -           732
--------------------------------------------------------------------------------------------------------------------

Net income                                                $    5,251    $    8,811        $   23,996    $   22,043
====================================================================================================================


Earnings per common share - basic:
   Income from continuing operations                      $     0.38    $     0.59        $     1.75    $     1.62
   Income from discontinued operations                             -          0.07                 -          0.06
--------------------------------------------------------------------------------------------------------------------
Net income                                                $     0.38    $     0.66        $     1.75    $     1.67
====================================================================================================================


Earnings per common share - diluted:
   Income from continuing operations                      $     0.36    $     0.55        $     1.64    $     1.52
   Income from discontinued operations                             -          0.06                 -          0.05
--------------------------------------------------------------------------------------------------------------------
Net income                                                $     0.36    $     0.61        $     1.64    $     1.58
====================================================================================================================

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN MEDICAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                   ---------------------------------
(THOUSANDS)                                                                              2004            2003
--------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                           $   23,996      $   22,043
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                                        6,372           8,219
     Net gain from sale of subsidiary                                                         -            (950)
     Net realized investment losses (gains)                                                  24          (1,882)
     Change in trading securities                                                          (373)           (328)
     Deferred income tax expense                                                          6,455           1,165
     Changes in operating accounts:
       Other assets                                                                       3,010          (4,414)
       Medical and other benefits payable                                               (23,535)         (7,456)
       Advance premiums                                                                    (515)            950
       Payables and accrued expenses                                                       (253)         (5,599)
       Other liabilities                                                                 (3,663)         (4,253)
--------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                11,518           7,495


INVESTING ACTIVITIES
Proceeds from sale of subsidiary                                                              -           3,500
Purchases of available for sale securities                                              (75,593)       (105,380)
Proceeds from sale of available for sale securities                                      63,162          95,233
Proceeds from maturity of available for sale securities                                   9,705           2,375
Proceeds from maturity of held to maturity securities                                       200             500
Purchases of property and equipment                                                      (6,937)         (7,325)
Proceeds from sale of property and equipment                                                  3               6
--------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                    (9,460)        (11,091)


FINANCING ACTIVITIES
Issuance of common stock                                                                  1,409           4,719
Purchase of treasury stock                                                                    -            (660)
Repayment of notes payable                                                                    -            (900)
--------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                 1,409           3,159
--------------------------------------------------------------------------------------------------------------------


Cash and cash equivalents:
   Net change                                                                             3,467            (437)
   Balance at beginning of year                                                          17,289          30,620
--------------------------------------------------------------------------------------------------------------------
Balance at end of period                                                             $   20,756      $   30,183
====================================================================================================================

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN MEDICAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2004


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States ("GAAP") for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the American Medical Security Group, Inc. (the "Company") Annual Report on Form 10-K for the year ended December 31, 2003.


2.  STOCK-BASED COMPENSATION

The Company has stock-based compensation plans for the benefit of eligible employees and directors of the Company, which are described more fully in Note 11 in the Company's 2003 Annual Report on Form 10-K. During the first quarter of 2004, the Company granted 20,700 shares of restricted stock to outside members of the Company's Board of Directors. As a result, the Company's statements of operations for the three and nine months ended September 30, 2004 include compensation expense of $24,000 and $72,000 respectively, net of tax.

The Company follows Accounting Principles Board Opinion No. 25, the intrinsic value method of accounting for stock-based compensation, under which no compensation expense is recorded when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant. The following table illustrates the pro forma net income and pro forma net income per share as if the Company had followed the fair value method of accounting for stock-based compensation under Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("Statement 123").

                                                            Three Months Ended               Nine Months Ended
                                                               September 30,                   September 30,
                                                        ------------------------------------------------------------
(THOUSANDS, EXCEPT PER COMMON SHARE DATA)                   2004          2003              2004          2003
--------------------------------------------------------------------------------------------------------------------
Net income, as reported                                   $    5,251    $    8,811        $   23,996    $   22,043
Add: Stock-based compensation expense included in
   reported net income, net of tax                                24             -                72             -
Deduct: Stock-based compensation expense in
   accordance with the fair value method of
   Statement 123, net of tax                                    (313)         (391)             (843)       (1,202)
--------------------------------------------------------------------------------------------------------------------
Pro forma net income                                      $    4,962    $    8,420        $   23,225    $   20,841
====================================================================================================================

Net income per common share, as reported:
   Basic                                                  $     0.38    $     0.66        $     1.75    $     1.67
   Diluted                                                $     0.36    $     0.61        $     1.64    $     1.58

Pro forma net income per common share:
   Basic                                                  $     0.36    $     0.63        $     1.70    $     1.58
   Diluted                                                $     0.34    $     0.59        $     1.58    $     1.49

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


3.  PENDING MERGER WITH PACIFICARE

On September 15, 2004, the Company entered into a definitive agreement and plan of merger with PacifiCare Health Systems, Inc. ("PacifiCare") whereby PacifiCare will acquire all of the outstanding shares of common stock of the Company through a cash merger in which the Company will become a wholly-owned subsidiary of PacifiCare. Under the terms of the merger agreement, PacifiCare will pay $32.75 in cash for each share of the Company's common stock outstanding for a total equity purchase price of approximately $500 million on a fully diluted basis. It is anticipated that the acquisition will be completed following approvals by the Company's shareholders, the Wisconsin Office of the Commissioner of Insurance and the Georgia Department of Insurance, and compliance with the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended ("Hart-Scott-Rodino Act"), as well as other customary approvals. The Company's statements of operations for the three and nine months ended September 30, 2004 include merger-related transaction costs of approximately $2.6 million.


4.  DISCONTINUED OPERATIONS

During the third quarter of 2003, the Company sold all of the outstanding common shares of its preferred provider organization network subsidiary, Accountable Health Plans of America, Inc. ("AHP"). The network contracted with more than 900 hospitals and 100,000 physicians in eight primary states: Arizona, Florida, Iowa, Nebraska, North Dakota, South Dakota, Texas and Wisconsin. Subject to the terms of the agreement, AHP will continue to provide network services to the Company at least until September 2008. At the time of the sale, AHP served approximately 13% of the Company's members. The three and nine-month periods ended September 30, 2003 as presented in the Company's statements of operations have been reclassified to exclude the results of the discontinued networking business from reported income from continuing operations.


5.  PHARMACY BENEFITS MANAGER SETTLEMENT

During the first quarter of 2004, the Company reached an agreement with its former pharmacy benefits manager settling a dispute related to pricing and prescription drug fees charged from 1995 through 2002. As a result of the settlement, the Company received a cash payment of $5.9 million, and the results for the nine months ended September 30, 2004 include a one-time gain of approximately $3.4 million or $0.23 per diluted share, net of taxes and other related expenses. The settlement provided a refund of medical and other benefit expenses, which resulted in an improvement in the Company's health segment loss ratio of 1.0% for the nine months ended September 30, 2004.

6.  EARNINGS PER COMMON SHARE ("EPS")

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

                                                            Three Months Ended               Nine Months Ended
                                                               September 30,                   September 30,
                                                        -----------------------------------------------------------
(THOUSANDS, EXCEPT PER COMMON SHARE DATA)                   2004          2003              2004          2003
-------------------------------------------------------------------------------------------------------------------
Numerator:
   Income from continuing operations                      $    5,251    $    7,888        $   23,996    $   21,311
===================================================================================================================

Denominator:
   Denominator for basic EPS                                  13,763        13,392            13,694        13,179
   Effect of dilutive employee stock options                     929           948               954           799
-------------------------------------------------------------------------------------------------------------------
   Denominator for diluted EPS                                14,692        14,340            14,648        13,978
===================================================================================================================

Earnings per common share - income from continuing
   operations:
     Basic                                                $     0.38    $     0.59        $     1.75    $     1.62
     Diluted                                              $     0.36    $     0.55        $     1.64    $     1.52
===================================================================================================================

Certain options to purchase shares of common stock were not included in the computation of diluted earnings per common share for the three and nine months ended September 30, 2003 because the options' exercise prices were greater than the average market price of the outstanding common shares for the period and, therefore, the effect would be antidilutive.


7.  COMPREHENSIVE INCOME

Under existing accounting standards, comprehensive income for the Company includes net income and unrealized gains and losses on certain investments in debt and equity securities, net of tax effects. Comprehensive income for the Company is calculated as follows:

                                                            Three Months Ended               Nine Months Ended
                                                               September 30,                   September 30,
                                                        ------------------------------------------------------------
(THOUSANDS)                                                 2004          2003              2004          2003
--------------------------------------------------------------------------------------------------------------------
Net income                                                $    5,251    $    8,811        $   23,996    $   22,043
Unrealized gain (loss) on available for sale securities        3,096        (2,443)             (943)         (125)
--------------------------------------------------------------------------------------------------------------------
Comprehensive income                                      $    8,347    $    6,368        $   23,053    $   21,918
====================================================================================================================

8.  CONTINGENCIES

In February 2000, a class action lawsuit was filed against the Company in the state of Florida alleging that the Company failed to follow Florida law when in 1998 it discontinued writing certain health insurance policies and offered new policies to insureds. Plaintiffs claim that the Company wrongfully terminated coverage, improperly notified insureds of conversion rights and charged improper premiums for new coverage. Plaintiffs also allege that the Company's renewal rating methodology violated Florida law. In 2002, a Circuit Court Judge ruled against the Company and ordered the question of damages be tried before a jury, at a later date. In September 2004, the Company entered into an agreement to settle with the plaintiffs. The settlement has received preliminary approval by the Circuit Court. If the settlement receives final approval, all claims of participating class members will be dismissed and the litigation terminated in exchange for settlement consideration. The Company believes it is adequately reserved for the anticipated cost of the settlement and related expenses. As a result, the agreement is not expected to have a material effect on the Company's earnings or results of operations. The Company expects final approval of the settlement by the Circuit Court in December 2004.

The Company is a defendant in a number of other lawsuits in various states, primarily Alabama, alleging misrepresentation of the rating methodology used by the Company with respect to certain MedOne(R) products purchased by the plaintiffs. These lawsuits commonly seek unspecified damages for misrepresentation and emotional distress, in addition to punitive damages. Some of these cases involve multiple plaintiffs. The cases are in various stages of litigation. The Company believes that these lawsuits are unfounded because the Company properly disclosed the nature of the products sold. The Company also believes the subject matter of the lawsuits falls under the primary jurisdiction of state insurance departments. The Company has reached an agreement of settlement regarding a class action lawsuit involving these issues in Alabama and Georgia. Final approval of the settlement has been received from the Alabama Circuit Court, although a motion for reconsideration has been filed and the time for filing an appeal has not yet expired. A Georgia Superior Court, in a separate matter, enjoined the Company from settling with Georgia residents who are members of the class. The Company has appealed to the Georgia Supreme Court and expects the injunction to be overturned. The Company believes it is adequately reserved for the cost of the settlement and related expenses. The Company is vigorously defending itself in the other pending actions.

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

A reconciliation of segment income (loss) before income taxes to consolidated income from continuing operations before income taxes is as follows:

                                                            Three Months Ended              Nine Months Ended
SEGMENT SUMMARY                                                September 30,                  September 30,
                                                        ------------------------------------------------------------
(THOUSANDS)                                                 2004          2003             2004           2003
--------------------------------------------------------------------------------------------------------------------
Health segment                                            $   10,242    $    9,833       $   36,123    $   28,438
Life segment                                                   1,636         1,518            4,706         4,445
All other                                                     (2,034)        1,272           (1,236)        1,311
--------------------------------------------------------------------------------------------------------------------
Income from continuing operations, before tax             $    9,844    $   12,623       $   39,593    $   34,194
====================================================================================================================


Operating results and statistics for each of the Company's segments are as follows:

                                                            Three Months Ended               Nine Months Ended
HEALTH SEGMENT                                                 September 30,                   September 30,
                                                        ------------------------------------------------------------
(THOUSANDS, EXCEPT MEMBERSHIP DATA)                         2004          2003              2004          2003
--------------------------------------------------------------------------------------------------------------------
REVENUES
   Insurance premiums                                     $  173,003    $  173,744        $  521,486    $  525,371
   Net investment income                                       1,417         1,596             4,481         4,994
   Other revenue                                               4,030         3,828            12,327        11,565
--------------------------------------------------------------------------------------------------------------------
Total revenues                                               178,450       179,168           538,294       541,930


EXPENSES
   Medical and other benefits                                117,178       118,518           346,576       356,938
   Selling, general and administrative                        51,030        50,817           155,595       156,554
--------------------------------------------------------------------------------------------------------------------
Total expenses                                               168,208       169,335           502,171       513,492
--------------------------------------------------------------------------------------------------------------------
Income from continuing operations, before tax             $   10,242    $    9,833        $   36,123    $   28,438
====================================================================================================================

Loss ratio                                                     67.7%         68.2%             66.5%         67.9%
Expense ratio                                                  27.2%         27.0%             27.5%         27.6%
--------------------------------------------------------------------------------------------------------------------
Combined ratio                                                 94.9%         95.3%             93.9%         95.5%
====================================================================================================================

Health membership at end of period:
   Fully-insured medical                                     272,140       270,401
   Self-funded medical                                        43,218        43,858
   Dental                                                    214,664       226,734
------------------------------------------------------------------------------------
Total health membership                                      530,022       540,993
====================================================================================

                                                            Three Months Ended               Nine Months Ended
LIFE SEGMENT                                                   September 30,                   September 30,
                                                        ------------------------------------------------------------
(THOUSANDS, EXCEPT MEMBERSHIP DATA)                         2004          2003              2004          2003
--------------------------------------------------------------------------------------------------------------------
REVENUES
   Insurance premiums                                     $    2,786    $    2,991        $    8,553    $    9,195
   Net investment income                                         116           121               351           383
   Other revenue                                                  46            71               153           219
--------------------------------------------------------------------------------------------------------------------
Total revenues                                                 2,948         3,183             9,057         9,797


EXPENSES
   Medical and other benefits                                    420           700             1,580         2,216
   Selling, general and administrative                           892           965             2,771         3,136
--------------------------------------------------------------------------------------------------------------------
Total expenses                                                 1,312         1,665             4,351         5,352
--------------------------------------------------------------------------------------------------------------------
Income from continuing operations, before tax             $    1,636    $    1,518        $    4,706    $    4,445
====================================================================================================================

Loss ratio                                                     15.1%         23.4%             18.5%         24.1%
Expense ratio                                                  30.4%         29.9%             30.6%         31.7%
--------------------------------------------------------------------------------------------------------------------
Combined ratio                                                 45.4%         53.3%             49.1%         55.8%
====================================================================================================================

Life membership at end of period                             127,075       137,395
====================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


BUSINESS OVERVIEW

American Medical Security Group, Inc., together with its subsidiary companies (the "Company"), is a provider of individual and small employer group insurance products. The Company's principal product offerings are medical insurance for small employer groups and medical insurance marketed to individuals and their families ("MedOne(R)"). The Company also offers dental, life, prescription drug, disability and accidental death insurance, and provides self-funded benefit administration. The Company has two reportable segments: health insurance products (which accounted for approximately 98% of the Company's total premium revenues for the nine months ended September 30, 2004 and 2003) and life insurance products. The Company markets its products in 33 states and the District of Columbia through independent agents. The Company has approximately 75 sales managers and representatives located in sales offices throughout the United States to support the independent agents. The Company's products generally provide discounts to members that utilize preferred provider organizations with which the Company contracts.

PENDING MERGER WITH PACIFICARE

On September 15, 2004, the Company entered into a definitive agreement with PacifiCare Health Systems, Inc. ("PacifiCare") whereby PacifiCare will acquire all of the outstanding shares of common stock of the Company through a cash merger in which the Company will become a wholly-owned subsidiary of PacifiCare. Under the terms of the merger agreement, PacifiCare will pay $32.75 in cash for each share of the Company's common stock outstanding for a total equity purchase price of approximately $500 million on a fully diluted basis. It is anticipated that the acquisition will be completed following approvals by the Company's shareholders, the Wisconsin Office of the Commissioner of Insurance and the Georgia Department of Insurance, and compliance with the Hart-Scott-Rodino Act, as well as other customary approvals. The Company's statements of operations for the three and nine months ended September 30, 2004 include merger-related transaction costs of approximately $2.6 million.

A special meeting of shareholders will be held December 2, 2004, at which shareholders will be asked to consider and vote upon the proposal to approve the agreement and plan of merger with PacifiCare and the transactions contemplated by the merger agreement. A proxy statement for the special meeting was mailed to shareholders on or about November 1, 2004.


FINANCIAL RESULTS SUMMARY

The Company reported net income of $5.3 million or $0.36 per diluted share for the three months ended September 30, 2004, compared to net income of $8.8 million or $0.61 per diluted share for the corresponding quarter in the prior year. The decrease in quarterly net income resulted primarily from the following: (1) net income for the third quarter of the prior year included a net gain of $0.9 million from discontinued operations related to the sale of the Company's network subsidiary; (2) realized investment gains were higher net of tax in the third quarter of the prior year by $0.9 million, net of tax resulting from a realignment of the Company's investment portfolio; and (3) net income for the third quarter of 2004 includes a charge for merger-related transaction costs of $2.6 million.

For the nine months ended September 30, 2004, the Company reported net income of $24.0 million or $1.64 per diluted share compared to net income for the first nine months of the prior year of $22.0 million or $1.58 per diluted share. Net income for the year was impacted by the items identified in the preceding paragraph, in addition to a settlement of a dispute with the Company's former pharmacy benefits manager related to pricing and prescription drug fees charged to the Company from 1995 through 2002 (the "PBM settlement") in the first quarter of 2004. As a result of the PBM settlement, the Company received a cash payment of $5.9 million and the Company's financial results for the nine months ended September 30, 2004 include a one-time gain of $3.4 million or $0.23 per diluted share, net of taxes and other related expenses.

INSURANCE PREMIUM REVENUE AND MEMBERSHIP

Insurance premium revenue for the three months ended September 30, 2004 decreased to $175.8 million from $176.7 million for the corresponding period in 2003. For the nine months ended September 30, 2004, insurance premium revenue declined to $530.0 million from $534.6 million for the same period of the prior year. The decrease in premium revenue was caused by a decline in membership, coupled with a trend of members choosing lower priced products with higher deductibles and copayments, resulting in lower premiums per member per month. Total health membership, which includes medical and dental members, declined 10,971 members from 540,993 members at September 30, 2003 to 530,022 members at September 30, 2004. The Company's dental membership declined by 12,070 members from September 30, 2003. Medical membership increased slightly in the third quarter of 2004 due to an increase in MedOne membership, partially offset by a decline in the Company's small group line of business.

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

INVESTMENT INCOME

Net investment income was $3.5 million for the three months ended September 30, 2004, compared to $3.2 million for the same period in 2003. Net investment income increased for the nine-month period ended September 30, 2004 to $10.5 million from $10.0 million for the same period of the prior year. The increase in net investment income is due primarily to an increase in average invested assets during the period. Realized investment gains from the sale of securities for the three and nine months ended September 30, 2004 decreased by $1.4 and $1.9 million, respectively, compared to the prior year. Realized investment gains and losses fluctuate as the Company takes advantage of market opportunities and realigns its investment portfolio from time to time.

OTHER REVENUE

Other revenue, which primarily consists of administrative fee income from claims processing on self-funded business and other administrative services, increased to $4.1 million for the three months ended September 30, 2004 from $3.9 million for the three months ended September 30, 2003. For the first nine months of 2004, other revenue increased to $12.5 million from $11.8 million for the same period of the prior year. The increase in other revenue is due to an increase in self-funded membership.

LOSS RATIO

The health segment loss ratio improved slightly in the third quarter of 2004 to 67.7%, compared to 68.2% for the third quarter of 2003. For the first nine months, the health segment loss ratio was 66.5% in 2004, compared to 67.9% in 2003. The improvement from the first nine months of the prior year is due primarily to the 1.0% impact of the PBM settlement. The health segment loss ratio is also impacted by a variety of other factors including claims cost trends, product pricing and the cost of litigation. Management closely monitors developments in litigation and emerging trends in claims costs to determine the adequacy and reasonableness of the Company's related reserves, and adjusts such reserves when necessary. The loss ratio for the life segment was favorable at 15.1% for the three months ended September 30, 2004, compared with 23.4% for the corresponding period of the prior year. For the nine months ended September 30, 2004 the life segment improved to 18.5% from 24.1% for the same period of the prior year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE RATIO

The selling, general and administrative ("SG&A") expense ratio includes commissions and selling expenses, administrative expenses net of other revenues, and premium taxes and assessments. The SG&A expense ratio for the health segment for the three months ended September 30, 2004 was 27.2%. This compares to the third quarter of 2003 health segment SG&A expense ratio of 27.0%.

EFFECTIVE TAX RATE

The effective tax rate for three and nine months ended September 30, 2004 was 46.7% and 39.4%, respectively compared to 37.5% and 37.7% for the same respective periods of the prior year. The increase in the effective rate resulted from non-deductible merger-related transaction costs incurred during the third quarter of 2004.


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

The Company's investment portfolio consists almost exclusively of investment grade bonds and has limited exposure to equity securities. At September 30, 2004 and December 31, 2003, greater than 99% of the Company's investment portfolio was invested in debt securities. The bond portfolio had an average quality rating of AA at September 30, 2004 and December 31, 2003, as measured by Standard & Poor's Corporation, and the Company held no below investment grade securities. The majority of the bond portfolio was classified as available for sale. The Company had no investment in mortgage loans, non-publicly traded securities, real estate held for investment or financial derivatives.

The Company's operating cash flow fluctuates from quarter to quarter due to variations in the timing of claims, litigation and other operating payments or recoveries. Cash provided by operations for the third quarter of 2004 was $4.7 million compared to cash provided by operations of $9.1 million in the third quarter of the prior year. Cash provided by operations in the third quarter of 2004 was reduced by payments of litigation settlements in excess of $10.0 million, as well as payments of merger-related transaction costs. For the nine months ended September 30, 2004, cash provided by operations was $11.5 million, compared to cash provided by operations of $7.5 million for the corresponding period in the prior year. The majority of the improvement in cash flow for the nine-month period was due to the receipt of a cash payment of $5.9 million in the first quarter of 2004 resulting from the PBM settlement described above.

The Company maintains a revolving bank line of credit agreement with a maximum available facility of $50.0 million. At September 30, 2004, the outstanding balance of advances under the credit agreement was $30.2 million. The credit agreement requires a lump-sum payment of the outstanding balance at the end of 2005. The credit agreement contains customary covenants which, among other matters, require the Company to achieve certain minimum financial results, prohibit the Company from paying future cash dividends and restrict or limit the Company's ability to incur additional debt and dispose of assets outside the ordinary course of business. The Company was in compliance with all such covenants at September 30, 2004. The Company's obligations under the credit agreement are guaranteed by its subsidiary, American Medical Security Holdings, Inc. ("AMS Holdings"), and secured by pledges of stock of AMS Holdings and United Wisconsin Life Insurance Company ("UWLIC"), the Company's principal insurance subsidiary which is domiciled in Wisconsin.

During the first nine months of 2004, the Company continued its investment in an enterprise-wide information technology modernization project. The project involves the purchase of software applications and the utilization of internal and external technology and resources to support most of the Company's major business processes. Management believes this software investment will help support business growth, operational efficiency, service improvements and future administrative cost savings. The design and development of certain administrative software applications began during the first quarter of 2003 and modules were implemented during 2003 and the first nine months of 2004, and the remaining implementation is scheduled to be phased in over the next few years. Capital expenditures during the first nine months of 2004 were $6.9 million. In June 2004, the Company amended an agreement with a software vendor resulting in a commitment to purchase software applications and other services to support the Company's core insurance systems. Management believes that the Company's existing working capital and operating cash flow will be sufficient to fund the Company's anticipated future capital expenditures related to the modernization project.

In January 2003, the Company's Board of Directors approved a share repurchase program, which provides the Company with the authority to repurchase up to $10.0 million of its outstanding common shares. The plan allows the Company to buy back its shares, from time to time, in open market or privately negotiated transactions, subject to price and market conditions. During 2003, the Company purchased 87,900 shares of its common stock at an average market price of $15.44 per share, and at an aggregate cost of $1.4 million. No share repurchases were made by the Company during the first nine months of 2004.

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

Upon the successful completion of the pending merger with PacifiCare, the Company will be obligated to pay a transaction fee for financial advisory services of approximately $4.0 million. In addition, the Company will incur additional merger-related administrative expenses in the process of completing the transaction.


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

CAUTIONARY FACTORS RELATED TO THE PROPOSED MERGER WITH PACIFICARE

APPROVAL OF THE MERGER. Obtaining regulatory and other approvals may delay or prevent completion of the merger with PacifiCare. Any significant delay in completing the merger could adversely affect the Company.

In addition to obtaining shareholder approval of the merger and the transactions contemplated by the agreement and plan of merger, completion of the merger is conditioned upon, among other things, the termination or expiration of the applicable waiting periods under the Hart-Scott-Rodino Act and the receipt of approval of PacifiCare's acquisition of control of the Company's insurance subsidiaries from each of the Wisconsin Office of the Commissioner of Insurance and the Georgia Department of Insurance. It is possible that one or more of the governmental entities may seek various regulatory concessions or impose conditions for granting approval of the merger. There can be no assurance that the Company or PacifiCare will agree to any such concessions or will be able to satisfy or comply with any such conditions or be able to cause their respective subsidiaries to agree to any such concessions or satisfy or comply with any such conditions.

FAILURE TO COMPLETE MERGER. Failure to complete the merger is likely to negatively impact the Company's stock price and the future business and financial results of the Company.

If the merger is not completed, the ongoing business of the Company may be adversely affected and the Company will be subject to several risks, including
(1) being required, under certain circumstances, to pay PacifiCare a termination fee of $17.5 million, (2) having to pay certain costs relating to the merger, such as legal, accounting, financial advisor and printing fees, and (3) the focus of management on the merger instead of on pursuing other opportunities that could be beneficial to the Company, in each case without realizing any of the benefits of having the transaction completed. If the merger is not completed, the Company cannot ensure that these risks will not materialize and will not materially affect the business, financial results and Company's stock price.

CAUTIONARY FACTORS RELATED TO THE COMPANY'S BUSINESS

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

Federal and state legislatures also are considering regulatory measures that may result in higher health insurance costs. Congress is considering legislation allowing small employers to form association health plans, exempt from state insurance regulations, which may impact the risk profile of employers willing to purchase insurance from the Company. Various states occasionally consider community rating legislation that would restrict risk factors that the Company could take into consideration when rating its products, which could impact the profitability of our products and the availability of insurance coverage. In addition, the implementation of "prompt pay" laws, whereby a claim must be paid in a certain number of days regardless of whether it is a valid claim or not, subject to a right of recovery, may have a negative effect on the Company's results of operations.

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

For example, the Company recently entered into an agreement to settle a class action lawsuit in which the Florida Circuit Court previously had found the Company liable for damages. The settlement agreement is subject to final approval by the Circuit Court. The Company also recently received final approval from a Alabama Circuit Court of the certification and settlement of a class action lawsuit involving the rating methodology formerly used by the Company for group health benefit plans marketed to individuals in Alabama and Georgia. The Company is involved in a number of other lawsuits in various states that allege misrepresentation by the Company of its renewal rating methodology. For additional information, see Part II, Item 1, "Legal Proceedings."

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

In addition, the Company has a relationship with a general agent who, along with affiliated subagents, generated approximately 10% of the Company's premium revenue for the nine months ended September 30, 2004. The loss of this relationship could hamper the Company's growth plans and, as a result, adversely affect the Company's future operating performance.

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

The Company's insurance subsidiaries are subject to regulations that limit their ability to transfer funds to the Company. If the Company is unable to obtain funds from its insurance subsidiaries, it will experience reduced cash flow, which could affect the Company's ability to pay its obligations to creditors as they become due. The Company will be required to make a lump-sum payment of the outstanding balance under its credit facility at the end of 2005. The Company's outstanding balance at September 30, 2004 was $30.2 million. If the Company's insurance subsidiaries are unable to provide these funds, the Company could default on its obligations under the credit facility.

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


ITEM 4.       CONTROLS AND PROCEDURES

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2004. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2004. There were no changes in the Company's internal control over financial reporting during the third quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II       OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS


The following report of recent developments in previously reported legal proceedings should be read in conjunction with Item 3, Legal Proceedings, in the Company's annual report on Form 10-K for the year ended December 31, 2003, and quarterly reports on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004.

On September 23, 2004, two of the Company's wholly owned subsidiaries, American Medical Security, Inc. ("AMS") and United Wisconsin Life Insurance Company ("UWLIC") entered into an agreement to settle a class action lawsuit brought by Evelyn Addison and others, pending in the Circuit Court of Palm Beach County, Florida. The lawsuit was filed in February 2000 and alleges that the Company failed to follow Florida law when in 1998 it discontinued writing certain health insurance policies and offered new policies to insureds. Plaintiffs claim that the Company wrongfully terminated coverage, improperly notified insureds of conversion rights and charged improper premiums for new coverage. Plaintiffs also allege that the Company's renewal rating methodology violated Florida law. In April 2002, the Circuit Court Judge had ruled against the Company and ordered that the question of damages be tried before a jury. The settlement has received preliminary approval by the Circuit Court. If the settlement receives final approval, all claims of participating class members will be dismissed and the litigation terminated in exchange for settlement consideration. The Company believes it is adequately reserved for the anticipated cost of the settlement and related expenses. As a result, the agreement is expected to have no material effect on the Company's earnings or results of operations. The Company expects final approval of the settlement by the Circuit Court in December 2004.

On September 29, 2004, the Circuit Court of Montgomery County, Alabama, granted final approval of the certification and settlement of a class action lawsuit, GADSON V. UNITED WISCONSIN LIFE INSURANCE COMPANY, although a motion for reconsideration has been filed and the time for filing an appeal has not yet expired. The Circuit Court had granted preliminary approval of the certification and settlement in March 2004. The lawsuit was filed in 2001 and involves issues relating to the rating methodology formerly used by the Company for group health benefit plans marketed to individuals in Alabama and Georgia. All claims of participating class members have been dismissed in exchange for the settlement consideration. On June 14, 2004, the Superior Court of Cobb County, Georgia, in PARKER V. AMERICAN MEDICAL SECURITY GROUP, INC., issued an order enjoining the Company from settling with Georgia residents who are members of the Gadson class. On September 2, 2004 the Superior Court certified a class of Georgia residents. The Company believes this injunction and class certification violates general principles of comity and the Full Faith and Credit clause of the United States Constitution and expects the injunction and certification to be overturned by the Georgia Supreme Court, where the Company's appeal of the order is currently pending. The Company believes it is adequately reserved for the cost of the settlement, including related attorneys' fees.

The Company believes a portion of the cost of settlement of the Florida and Alabama class actions should be covered by insurance. Any potential insurance recovery is not reflected as an asset on the Company's balance sheet.

The Company's subsidiaries, AMS and UWLIC, are defendants in a number of other lawsuits in various states, primarily Alabama, alleging misrepresentation of the rating methodology used by the Company with respect to certain MedOne(R) products purchased by the plaintiffs. These lawsuits commonly seek unspecified damages for misrepresentation and emotional distress, in addition to punitive damages. Some of these cases involve multiple plaintiffs. The cases are in various stages of litigation. The Company believes that these lawsuits are unfounded because the Company properly disclosed the nature of the products sold. The Company also believes the subject matter of the lawsuits falls under the primary jurisdiction of state insurance departments. The Company is vigorously defending itself in these actions.

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


DATE:   November 4, 2004


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

                                  EXHIBIT INDEX
                                       TO
                           FORM 10-Q QUARTERLY REPORT
                      for quarter ended September 30, 2004

EXHIBIT                   DESCRIPTION                                  INCORPORATED HEREIN                   FILED
NUMBER                                                                   BY REFERENCE TO                    HEREWITH

 2         Agreement and Plan of Merger, dated as of       Exhibit 2.1 to the Registrant's Form 8-K
           September 15, 2004, by and among the            filed with the Securities and Exchange
           Registrant, PacifiCare Health Systems, Inc.     Commission (the "SEC") on September 16,
           and Ashland Acquisition Corp.                   2004

 4.1(a)    Rights Agreement, dated as of August 9, 2001    Exhibit 1 to the Registrant's Registration
           Registrant's by and between the Registrant      Statement on Form 8-A, filed with the SEC
           and Firstar Bank, N.A., as rights agent for     on August 14, 2001
           (the "Rights Agreement")

 4.1(b)    Appointment and Assumption Agreement dated      Exhibit 4.2 to the Registrant's Form 8-K
           December 17, 2001 by and between the            filed with the SEC on February 5, 2002
           Registrant and Firstar Bank, N.A., appointing   (the "2/5/02 8-K")
           LaSalle Bank, N.A. as rights agent for the
           Rights Agreement

 4.1(c)    Amendment dated as of February 1, 2002 to the   Exhibit 4.1 to 2/5/02 8-K
           Rights Agreement

 4.1(d)    Amendment dated as of June 4, 2002 to the       Exhibit 4.4(d) to the Registrant's Form
           Rights Agreement                                8-K filed with the SEC on June 19, 2002

 4.1(e)    Amendment dated as of September 15, 2004 to     Exhibit 4.5 to the Registrant's
           the Rights Agreement                            Registration Statement on Form 8-A
                                                           (Amendment No. 1) filed with the SEC on
                                                           September 15, 2004

10.1       Description of the Executive Management 2004                                                        X
           Interim Performance Award

10.2       Amendment dated September 15, 2004 to                                                               X
           Employment Agreement between the Registrant
           and its Chief Executive Officer

10.3       Amendment dated as of September 15, 2004 to                                                         X
           Deferred Stock Agreement by and between the
           Registrant and its Chief Executive Officer

10.4       Amendment dated September 15, 2004 to the                                                           X
           Registrant's Change of Control Severance
           Benefit Plan



                                      EX-1



EXHIBIT                                                                INCORPORATED HEREIN                   FILED
NUMBER                    DESCRIPTION                                    BY REFERENCE TO                    HEREWITH

31.1       Certification of Chief Executive Officer                                                            X
           pursuant to Rule 13a-14(a) and Rule 15d-14(a)
           of the Securities Exchange Act of 1934, as
           amended

31.2       Certification of Chief Financial Officer                                                            X
           pursuant to Rule 13a-14(a) and Rule 15d-14(a)
           of the Securities Exchange Act of 1934, as
           amended

32         Certification of Chief Executive Officer and                                                        X
           Chief Financial Officer pursuant to 18 U.S.C.
           Section 1350, as adopted pursuant to Section
           906 of the Sarbanes-Oxley Act of 2002


                                      EX-2